Form 10KSB
period 2006-12-31
BOND LABORATORIES, INC.
filed 2007-04-02
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number: 333-137170

Bond Laboratories, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
State of Incorporation	IRS Employer Identification No.

777 South Highway 101, Suite 215, Solana Beach, CA 92975
(Address of principal executive offices)

Registrant's telephone number, including Area Code: (858) 847-9000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒  NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for the most recent fiscal year were $ 9,414

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 15, 2007, was approximately $50,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

Overview

Bond Laboratories, Inc. (the "Company” or “Bond Laboratories "), a Nevada corporation was formed in July 26, 2005. Bond Laboratories is building a turn-key Nutraceutical Dietary Supplement business focusing on the three major categories of the industry; Energy, Pain Relief and Weight loss. Utilizing state of the art, alternative delivery methods vs. antiquated capsules and pills, Bond Laboratories caters to all five of the major distribution channels of the nutraceutical dietary supplement business.

Management believes that consumers of dietary supplements and functional foods have a continuing desire for innovative, effective products and the market clearly indicates consumer willingness to spend money on value-added products such as energy drinks, energy bars, and novel functional foods that offer solutions to health problems. In fact, Datamonitor (DTM.L), London, U.K., has recently released a new report entitled “Evolution of Global Consumer Trends,” identifying ‘Health’ and ‘Convenience’ as 2 of the top 10 global trends influencing consumer buying behavior in Europe, North America, Latin American and Asia-Pacific.

Health: There is a growing recognition that physical and mental wellbeing are influential in consumer buying behavior. The report by Datamonitor (DTM.L), London, U.K. discloses statistics that show that an overwhelming majority of European and U.S. consumers feel that improving their health is important. Even more significant is that 64% of Europeans and U.S. consumers actually took "steps" to improve their health during 2003-04. Datamonitor also identifies the crossover trend of health and convenience (health on-the-go) as an under-targeted opportunity with high growth potential.

Convenience: There exists an increasing demand for easier, faster and disposable products. Convenience, time saving products, and “quick fixes” are important to 82% of European and U.S. consumers. Convenience is also impacting personal care consumption; 57% of European and U.S. consumers report that they groom while on-the-move and 58% admit to grooming at-work. Bond Laboratories is ideally positioned to leverage the opportunity of providing products to this broad consumer base.

Bond will initially develop proprietary formulated products that address the three largest nutraceutical mega-categories; Energy, Pain Relief and Weight-loss and is focusing its product development, marketing, and sales initiatives on unique marketing subgroups within these mega-categories. An example of such an opportunity and the first focus of Bond Laboratories is the exploding energy drink market. New product concepts and heavy marketing have driven the global energy drinks market into the mainstream. Consumption jumped by 18 per cent in 2004 to 2,410 million liters, according to the new 2005 Global Energy Drinks report from specialist drinks consultancy Zenith International with new innovations acting as a driving factor in this segment.

The concept of caffeine based 'body and mind stimulating' energy drinks originates from Japan and Thailand. According to the reports produced by Zenith International, although Asia Pacific remains the top producing region, with a 58 per cent share of total volume in 2004, its lead is expected to decline as other areas develop. North America, for example, has just overtaken Western Europe as the second largest producer with 15% total volume share.. From small beginnings, the energy drink industry has maintained an average growth since 1999 at an impressive 68 per cent a year. The United States is expected to become the largest national market by 2009.

The Company has a focused vision, talented executive leadership, excellent product innovation capabilities, significant manufacturing experience, and the potential to attain success within the functional food marketplace. The executive team is comprised of experienced businessmen who have been instrumental in creating products that have been profitably marketed in the food, drug and mass sectors (FDM), multi level marketing sector (MLM), club/warehouse store sector, direct-to-consume sector (DTC), contract manufacturing sector, and Rx/OTC marketplace sectors. These products were successful in achieving substantially higher margins than most other consumer products categories and we believe that this team will bring the same success and results to Bond Laboratories’ products.

Competition

Bond Laboratories will encounter competition in each market that they enter. Patent applications that cover new embodiments of technology will be pursued wherever possible. While the Company cannot assure that the patents and applications will block competitive products, they should help the Company become a significant participant in the marketplace.

The industry leader is Red Bull with annual sales of approximately $1 billion. The other leaders in the category include Monster, (manufactured and distributed by Hanson Beverages), RockStar, (now distributed by Coca Cola along with its own brand ‘Full Throttle’), Amp, (manufactured and distributed by Pepsi) and SoBe, (also manufactured and distributed by Pepsi). Recognizing that it would be financially impossible to purchase shelf space in grocery stores or 7/11 stores on a competitive basis, the Company will be marketing ‘Fusion’ directly to college students with an emphasis on new form of delivery, higher quality, and superior taste.

To managements’ knowledge and observation, almost all energy products are sold in cans. Fusion is sold as a powder in a convenient vial which is poured into cold water at the time of consumption. This gives ‘Fusion’ a major advantage that is stressed to the consumers in all marketing materials. Not only is it easier to carry around a small tube or two vs. several cans, (which must stay cold), but cans use science and technology developed over ten years ago.

Since 1995, there have been great discoveries in energy producing nutrients. More important, studies have clearly demonstrated that most ingredients are not stable in normal beverage products and that the longer they stay in contact with liquid, the less potent they become. These sensitive substances begin to degrade and lose strength almost immediately when mixed with liquid at the time of production. Shelf life and exposure to light promote further loss of their potency, not to mention the negative impact of the interaction with the aluminum can produces.

Fusion is being marketed as the new technology for ‘energy on demand’ to a generation that responds very positively to this kind of message. In addition, because Fusion is in a powder form, its usage is not limited like liquid in a can and can be expanded far beyond simple consumption. The product web site; “got-fusion.com” highlights recipes that include mixing the powder with not only cold water as expected, but with alternatives such as plain yogurt for breakfast, vanilla ice cream, lemonade, ice tea, and may also be used as a substitute ingredient for baking sugar cookies.

Marketing Strategy

In the Nutritional Supplement business, it is difficult to bring a new product to market and sustain differentiation because the base materials are typically available in the public domain. (Patented materials are rarely if ever marketed directly by the company that did the development work or sold to an exclusive end user.) If a start-up company overcomes the obstacles that typically cause failure such as insufficient capital or lack of strong marketing relationships to get their product into the hands of the consuming public, they often find themselves competing with a major distribution company that have brought their own version of the start-up company’s new product to market after the initial product launch. Major distribution companies have the advantage of copying the new start up product at a less expensive retail price because of their ability to begin production at cost effective levels.

Not only will the Company be able to offer a level of research and development expertise that would normally be unavailable to entrepreneurs, management also intends to direct its marketing and distribution through the management’s pre-existing relationships. Successful in its initial campaign, (5% - 10% market share), Bond Laboratories can then capture the contract manufacturing business for the major distribution companies that are looking to enter the market with a similar product, (90% - 95% market share), and maximize the total potential of a products lifecycle vs. just the initial introduction stages.

Partners vs. Representation

Most new companies conceive a product idea, test market the product, and then either seek out a distributor or attempt to directly get retail space. This means that the brokers who represent and support the new product through the distribution channels are not directly involved in the continued development of the product, or emotionally invested in the lifecycle of the product. By contrast, Bond is partnering with well established brokers in each of the five major areas of distribution, contracting for their services at market rates and offering equity incentives in the company that will vest over the course of the success of each product’s life. Typically, the product representative opens the difficult door for a new product/company, but do not get the opportunity to participate in the increased overall value and success of the ‘brand’ resulting from their initial and ongoing efforts. Management believes that as initial shareholders in the Company, these distributors will keep its products at the top of their priority list and take every effort to make sure that new ideas and concepts are being considered by Bond before anyone else.

Revenues

Customers are invoiced upon shipment to customers at which time revenue from product sales is recognized. Units are shipped under the terms of FOB shipping point when collectibility is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Additional Information

Bond files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission,  Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company operates as a company headquartered in Solana Beach, CA. On May 17, 2006, the Company signed a one year lease to rent space for $1,570 per month. On July 3, 2006 the Company entered into a lease for 1,875 sq. ft. of office warehouse space in Murrieta, CA. The term of the lease is for two years with rent of $1968.75 per month beginning September 1, 2006.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Bond common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “Applied for”

At December 31, 2006, there were 5,002,000 shares of common stock of Bond that were issued to approximately 25 of the Company’s common stock shareholders of record.

The following table sets forth for the periods indicated the high and low bid quotations for Bond’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2006	HIGH BID	LOW BID

Quarter Ended December 31, 2006	$.0	$.0

Quarter Ended September 30, 2006	.0	.0

Quarter Ended June 30, 2006	.0	.0

Quarter Ended March 31, 2006	.0	.0

FISCAL 2005	HIGH BID	LOW BID

Quarter Ended December 31, 2005	$.0	$.0

Quarter Ended September 30, 2005	.0	.0

Bond has never paid dividends on any of its common stock shares. Bond does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in Bond’s business. Bond’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Sale of Unregistered Securities

Through December 31, 2006, the Company has not sold any unregistered securities.

Stock issued for
	Stock issued		Stock issued	Warrents
Quarter Ended	for Cash	Cash Received	for Services	Exercised
September 30, 2005
December 31, 2005				-
March 31, 2006				-
June 30, 2006
Total Issued	-	-	-	-

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis contains statements that are forward-looking and involve risks and uncertainties. Several factors could cause actual results to differ materially from those described in such forward-looking statements. This includes the Company’s ability to manage growth, involvement in litigation, competition in the health produce industry, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of electronic transaction processing in the health care industries.

The following financial data should be read in conjunction with the financial statements of Bond and related notes and other financial information appearing elsewhere in this report.

Plan of Operations

We were incorporated in Nevada in July of 2005. The focus of the company has always been to develop an alternative nutraceutical dietary supplement delivery platform vs. antiquated capsules and pills. There are two major trends that lead management to believe that an enormous window of opportunity is developing in the supplement business that will change consumers’ purchasing habits across the board.

First, with the constant increase in healthcare, consumers are focusing on prevention in greater numbers, to reduce the costs of eventual treatment. This trend has increased consumer commitment and consumption of dietary supplements.

Second, Consumers are living longer, but as they get older, their stomach’s ability to process capsules and pills reduces. In fact, delivery of supplements through the stomach is one of the least effective ways for the body to benefit from the ingredients. It is not unusual for 75%+ of the contents to dissipate through the liver before traveling to the parts of the body it is intended for.

In September of 2005, we assembled a core group of individuals with extensive backgrounds and experience in the Nutraceutical Supplement business to form our development team. As we were relying upon limited funds from one of the principles and a few individuals investors, our development team was brought in on a consulting basis which enabled us to maximize our funds by paying for only time actually used. In exchange, several members of the development team were granted founders shares. This strategy kept our initial overhead below $20,000 per month.

It was concluded early on that the Company should limit its focus to the three largest SKU’s in the Supplement business; Energy, Pain Relief and Diet. The Company would not focus on commodity products like individual Vitamins as they remain a very low margin product with vast competitors dominating the space. Of the three focus categories, it was determined that Energy would be the easiest and least expensive product line to introduce first and would enable the Company to simultaneously explore the challenges of delivering ingredients through a powder vs. traditional capsules and pills.

When we first began our research, there were over 100 Energy drinks on the market, but only a handful of powders with two powders dominating the retail market; Zipfizz and Rip It (an extension of the Rip It Energy Drink). Zipfizz sold 20 million individual serving tubes in 2005. Having determined that the largest groups of consumers of Energy drinks were between the ages of 18 and 30 with the majority of those between 18 and 22, we decided to go target the college markets first. From September through December we worked on formulations, branding and packaging. The name for the product we selected was Fusion. Three flavors were developed, Atomic (a lemon line flavor similar to existing energy drinks on the market), Sunrise, (a tangerine/orange flavor and Cosmo, (a strawberry punch).

In January of 2006 we completed our packaging, determined the price pointing, and contracted with a laboratory in Arizona to manufacture our first production. We began test marketing in February 2006 at San Diego State University and the University of California at San Diego. Cards were handed out on campus that invited the students to log onto our web site to receive a free sample box of Fusion. Approximately 4,000 cards were dispersed that resulted in over 400 responses, a very high percentage based on the fact that the students actually had to hold onto the card until they got home and then log onto the web site and provide their personal contact information.

From inception to test marketing we expended approximately $150,000.

With close to a 10% response rate on our ‘Give Away’ cards, we projected that approximately 10% of those individuals would become customers and place replacement orders. We were quite disappointed when less than 1% followed through. We concluded that there were three areas that would account for the limited results:

•	Taste/energy level achieved

•	Price

•	Distribution method

In April 2006, we tested a new distribution model by selling Fusion at a few local street fairs. We handed out 2 ounce samples, sold 16 ounce pre-mixed cups and box sets of 5 tubes, cups and a stirrer. These results were far more positive. At each fair, we handed out approximately 2,000 samples, sold approximately 200+ cups and about 50 boxes. In each box was a card explaining how to re-order Fusion from our web site and several customers have followed through with placing new orders.

Based on the April 2006 test marketing results, we revamped our marketing and distribution model. Our target consumer became adults between the ages of 25 and 60. It was also determined that a distribution network in needed to be developed prior to bringing the product to market and that we must take control of our own production. To accomplish the first of these steps, we decided to offer equity to certain groups that had distribution relationships in the retail outlets that cater to our newly defined target market. They vest into their ownership based on their success. We have not asked them to discount their services.

In furtherance of our second goal, in July 2006, we signed a lease for a 1,850 sq. ft. warehouse in Murrieta, CA. Blending and packaging equipment orders were placed with November 2006 delivery dates. By the end of November, we anticipated having the warehouse to be a fully functional R&D/Manufacturing/Production lab. Proto-type packaging is being developed simultaneously. The combined cost of the equipment, raw materials and packaging equipment will be $150,000. By taking control of our own production will reduce our cost of goods sold by close to 30%.

Our sales to date have been limited to street fairs and internet orders. Although insignificant in size, these sales have enabled us to identify our true target customer for the product and attract interest from several potential distributors. More important, these distributors do not currently have Energy, Pain Relief or Diet product lines, but do have very positive relationships with their customer bases. Therefore, they are able to extend the product offering and the Company rides on the distributors positive reputations and relationships.

We are dependent upon funding from certain stockholders to sustain our operations. As of December 31, 2006, we owed these stockholders approximately $430,000. These stockholders are under no obligation to continue to provide funding to us. These stockholders have provided oral assurances that they will continue funding our operations up to an additional $375,000, however, there are no legally binding assurance that they will continue funding us in the near-term or that the amount, timing and duration of funding from these stockholders will be adequate to sustain our operations. Our only outstanding debt aside for these loans is the accrued salary and expenses of our President which totaled $200,000 as of December 31, 2006. None of the proceeds from this offering will be used to pay back any loans and our President has agreed to leave his unpaid salary and expenses on the books until we have raised a minimum of $1 million. Our current cash balance will not be sufficient to repay the obligations as they are currently recognized.

Our budget through the year 2007 does not rely on proceeds from this offering, or on any funds received through exercise of our warrants. However, it does assume that the $375,000 committed from existing shareholders is received. All new capital inflows will enable us to accelerate our product development, market testing, and will provide us with an opportunity to commence contract manufacturing ahead of schedule and to expand our avenues of product candidates.

Completion of these projects, as well as our ability to satisfy our operational and overhead expense requirements beyond 2006, is dependent on our raising additional capital. Should we fail to generate sufficient cash inflows either from operations or through future equity or debt sales, we may not be able to implement our business plan, complete any of these projects, or sustain our operations through the second quarter of 2007.

Further product development and fulfillment of the distribution channels we are planning to pursue will require us to use the funds received through this offering. To fulfill our strategic goals, the research and product development and full production costs will total approximately $2,000,000.

As discussed in our risk factors, our business operates in a highly competitive environment. Continued economic slowdown as a result of terrorist attacks, market decline, the war in Iraq, or a combination thereof appears to have resulted in a general reduction of external capital available to start-up nutraceutical companies. In addition, new products or delivery platforms could be developed which could compete directly with our product candidates, significantly reducing our potential revenue stream.

Overhead Costs. The Company estimates that our overhead costs over the next two years will amount to approximately three million dollars, categorized as follows:

•	Approximately $1,100,000 for laboratory rent, equipment, maintenance and materials;

•	Approximately $900,000 for administrative expenses including salaries, office rent and maintenance;

•	Approximately $1,000,000 in marketing, legal and other expenses, including trademark filling fees, financing costs and professional fees.

The following financial data should be read in conjunction with the financial statements of Bond and related notes and other financial information appearing elsewhere in this report.

Statement of Operations Data			For periods
	Years Ended Decemer 31,	Years Ended December 31,	May 1, 2005 to December 31,
	2006	2005	2006

Revenues	$9,414	$-	$9,414
Cost of Goods Sold	8,318	-	8,318
Operating and Other Expenses	649,091	165,305	814,396

Net Loss	$(647,995)	$(165,305)	$(813,301)

Balance Sheet Data:
	Years Ended Decemer 31,	Years Ended December 31,
	2006	2005

Current Assets	$60,753	$35,309
Total Assets	125,317	35,309
Current Liabilities	229,500	84,081
Non Current Liabilities	611,289	116,513
Total Liabilities	840,789	200,594
Working Capital (Deficit)	(168,747)	(48,772)
Shareholders'Equity (Deficit)	$(715,473)	$(165,285)

The Company has declared no common stock dividends since its inception.

Results of operations

Fiscal Year End December 31, 2006, Compared to Fiscal Year End December 31, 2005

We are a development stage company and have generated limited revenues from sales of our first product, Fusion. For the years ended December 31, 2006 we generated $9,414. No sales were generated in 2005. Our future revenue plan is uncertain and is dependent on our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities. The margin for nutraceutical supplement products depends on the distribution market. In warehouse clubs, the wholesale margin is less than 30%. In Mass retail marekts which include grocery and convenience stores, the margins are 40%+. In MLM, (Multi-level Marketing), and Direct to Consumer markets, the margins are 50%+. Margins for Contract Manufacturing are 20-30%.

The Company incurred losses of approximately $650,187, and $165,304 for the year ended December 31, 2006 and 2005, respectively. Our losses since our inception through December 31, 2006 amount to $815,493. The increase in the loss from 2005 to 2006 reflects our investment in product development, packaging, contract manufacturing and marketing. Once our warehouse is fully functional and we retain a marketing director, our monthly operating expenses are expected to grow to $75,000.

Liquidity and Capital Resources

The Company has maintained a minimum of three months of working capital in the bank since September of 2005. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has succeeded in securing capital as needed, but there is no guarantee this will continue. As of December, 2006, the required amount was approximately $60,000, ($20,000 per month with the President accruing his salary). The company had a balance of $60,753 in its bank account at the end of December, 2006. Because the Company continues to rely upon private investors for additional capital to grow the business, it can not and will not accept trade credit from any vendors. All significant purchases are pre-paid or a 50% deposit is made with the balance available in the bank account.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the health drink industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix for any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7. FINANCIAL STATEMENTS

BOND LABORATORIES, INC.

TABLE OF CONTENTS

Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:	F-2
Jewett, Schwartz, Wolfe & Associates

CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet at December 31, 2006	F-3

Statements of Operations for the years ended December 31, 2006 and 2005	F-4
And for period from July 25, 2005 (inception) to December 31, 2006

Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005	F-6
And for period from July 25, 2005 (inception) to December 31, 2006

Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-5
And for period from July 25, 2005 (inception) to December 31, 2006

NOTES TO FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of
Bond Laboratories, Inc.

We have audited the accompanying balance sheet of Bond Laboratories, Inc. (A Development Stage Company) as of December 31, 2006 and the related statements of operations, changes in shareholders' deficit and cash flows for the year ended December 31, 2006 and 2005 and for period from July 26, 2005 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bond Laboratories, Inc. (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows for the periods ended December 31 2006 and 2005, and from July 26, 2005 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred in net losses approximating $815,000 during the period July 26, 2005 (inception) through December 31, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

As further discussed in Note 11 to the financial statements, management has restated their financial statements in consideration of certain errors identified in the financial statements previously issued for 2005. The result of the restatement had no effect on the previously issued independent registered public accountants’ report on these financial statements.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
March 27, 2007

BOND LABORATORIES, INC.
BALANCE SHEET
Development Stage Company

December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$60,753
Total current assets	60,753

Fixed assets - net	64,564

TOTAL ASSETS	$125,317

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$14,500
Accrued liabilities	215,000
Accrued interest	13,996
Total current liabilities	243,496

Loans payable - related party	117,294
Convertible notes payable	480,000
Total liabilities	840,790

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
5,000,000 issued and outstanding	50,000
Common stock, $.01 par value, 75,000,000 shares authorized;
4,952,000 issued and outstanding	49,540

Additional paid in capital	-
Accumulated deficit	(815,013)
Total stockholders' deficit	(715,473)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$125,317

The accompanying notes are an integral part of these financial statements

BOND LABORATORIES, INC.
STATEMENTS OF OPERATIONS
DEVELOPMENT STAGE COMPANY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

			For the Period
			from JULY 26, 2005
		(restated)	(inception) to December 31,
	2006	2005	2006
REVENUES:

Revenue	$9,414	$-	$9,414
Total	9,414	-	9,414

Cost of Goods Sold	8,318	-	8,318
Gross Profits	1,096	-	1,096
OPERATING EXPENSES:
General and administrative	509,251	144,033	653,284
Selling and marketing	37,000	7,086	44,086
Depreciation and amortization	1,575	-	1,575
Research and development	82,454	11,923	94,377
Total operating expenses	630,280	163,042	793,322
OPERATING LOSS	(629,184)	(163,042)	(792,226)

OTHER (INCOME) AND EXPENSES
Interest expense	22,296	2,263	24,559
Interest income	(1,772)	-	(1,772)
Total other expense	20,524	2,263	22,787

INCOME TAX (BENEFIT) PROVISION	-	-	-

NET LOSS	$(649,708)	$(165,305)	$(815,013)

NET LOSS PER SHARE:

Weighted avergare shares outstanding - basic and diluted	1,657,189	2,000

Loss per share - basic and diluted	$(0.39)	$(82.65)

The accompanying notes are an integral part of these financial statements

BOND LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
DEVELOPMENT STAGE COMPANY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

			For the Period
			from July 26, 2005
		(restated)	(inception) to December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(649,708)	$(165,305)	$(815,013)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	1,575	-	1,575
Stock issued for compensation	99,520	-	99,520
Changes in assets and liabilities:
Accrued liabilities	135,000	80,000	215,000
Accounts payable	10,420	4,081	14,501
Accrued interest	13,996	-	13,996
Net cash used in operating activities	(389,197)	(81,224)	(470,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	(66,139)	-	(66,139)
Net cash used in investing activities	(66,139)	-	(66,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	-	20	20
Proceeds from convertible notes payables	480,000	-	480,000
Loans from affiliates	780	116,513	117,293
Net cash provided by financing activities	480,780	116,533	597,313
-
INCREASE IN CASH	25,444	35,309	60,753
CASH, BEGINNING OF YEAR	35,309	-	-
CASH, END OF YEAR	$60,753	$35,309	$60,753

The accompanying notes are an integral part of these financial statements

BOND LABORATORIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
DEVELOPMENT STAGE COMPANY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Stock Issued July 26, 2005	2,000	$20.00	-	$-	$-	$-	$20
Net loss	-	-	-	-	-	(165,305)	(165,305)
Balance as of December 31, 2005	2,000	$20.00	-	$-	$-	$(165,305)	$(165,285)

Common stock issued for compensation	4,952,000	49,520	-	-	-	-	49,520
Preferred stock issued for compensation	-	-	5,000,000	50,000	-	-	50,000
Net loss	-	-	-	-	-	(649,708)	(649,708)
Balance as of December 31, 2006	4,954,000	$49,540	5,000,000	$50,000	$-	$(815,013)	$(715,473)

The accompanying notes are an integral part of these financial statements

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 1 - BACKGROUND

Bond Laboratories, Inc. (A Development Stage Company) was incorporated in the state of Nevada on July 26, 2005. The Company is a development stage company. The Company has started research and development of energy drinks. The Company has not begun the process of operating this business and is still in the process of research the best formula for market production.

Bond Laboratories is building a Nutraceutical Dietary Supplement business catering to all five of the distribution segments focusing on the three major categories of the industry; Energy, Pain Relief and Weight loss, utilizing a state of the art, alternative delivery method vs. antiquated capsules and pills.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2006. During the period July 26, 2005 through December 31, 2006 the Company incurred net loss of $649,708. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company recognizes product revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

Advertising Costs

All advertising costs are charged to expense as incurred. Advertising expense for the year ended December 31, 2006 was approximately $600.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2006, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and Development

Costs are expensed as incurred. Research and Development expense for the year ended December 31, 2006 was $82,454.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2006.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2006, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 4 - NOTES PAYABLES

Notes payable at December 31, 2006 comprise the following:

December 31, 2006
Convertible note payable to individual. The note bears interest at 6% per annum and is payable at the time of conversion. The note is convertible to common stock at 50% of the initial public offering price. The notes mature on August 1, 2008	$493,996

Note payable to Small World Traders. Is a revolving loan commitment up to $250,000 and is due and payable on December 31, 2006. Collateralized by all the assets of the Company. Original principal balance of $60,000. The note bears interest at 8% per annum and requires no monthly principal and interest payments. The Company has accrued all interest due through December 31, 2006.
117,294

Totals	$611,290

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follow at December 31,

2006
Equipment	$66,139
Accumulated depreciation	(1,575)
Net fixed assets	$64,564

Depreciation expense for the year ended December 31, 2006 was $1,575.

NOTE 6 - SHARE CAPITAL

On July 26, 2005, the Company authorized 2,000 shares of common stock, at $.01 par value and 2,000 shares were issued to its shareholder. The Company issued 5,000,000 to preferred stock and 4,952,000 in common stock on August 31, 2006 for $.01 per share.

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Current:
Federal	$-	-
Deferred:
Federal	(220,000)	(61,500)

Increase in valuation allowance	220,000	61,500
Benefit for income taxes, net	$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

December 31,
2006 and 2005

Statutory federal income tax rate	35.0%
Increase in valuation allowance	(35.0)%
Effective tax rate	-%

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 7 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

December 31,
2006

Net operating loss carry-forwards	$(281,500)

The Company has a net operating loss carry-forward of approximately $815,000 that begin to expire in 2020 available to offset future taxable income.

NOTE 8 - COMMITMENTS AND CONTIGENCIES

The Company has entered into various agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance. The consulting agreement are with key shareholders that are instrumental to the success of the Company and its development of it product.

NOTE 9 - RELATED PARTY

Bond is currently managed by its majority shareholder who as of December 31, 2006 is sole shareholder, officer and director. This shareholder is the sole shareholder of Small World Traders.

NOTE 10 - SUBSEQUENT EVENT

Effective February 26, 2007, the Company closed the initial phase on its financing. The offering consists of the sale of up to 1,000,000 units (“Units”) each unit consisting of one share of the Company common stock and one warrant to purchase share of the Company common stock at $3.00 per share, at a price of $2.00 per Unit.

As of February 26, 2007, the Company sold over 50% of the offering to forty four investors, specifically 527,500 units (consisting of 527,500 shares and 527,500 warrants to purchase shares of the Company common stock at $3.00 per share) for an aggregate of $527,500.

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) TO DECEMBER 31, 2006

NOTE 11 - CORRECTION OF AN ERROR

The Company originally capitalized its intangible assets of its website and company logo as an asset to be amortized over their respective lives. Additionally, management identified that the Company under accrued interest expense and certain advances on the loan from its Related Party. The Company corrected these errors and expensed those previously capitalized assets as general and administrative expenses and accrued additional interest expenses in accordance with its respective agreement.

The effects of these corrections on the financial statements as they relate to each line item are as follows:

	As Originally	As	Effect of
Assets	Reported	Adjusted	Change
Intangible assets - net	$6,925	$-	$(6,925)
Total Assets	$42,234	$35,309	$(6,925)
Liabilities
Loans payable-related party	$111,868	$116,513	$4,645
Stockholders' Equity
Accumulated deficit	$(153,735)	$(165,304)	$(11,569)
Operating expenses	$140,199	$151,119	$10,920
Other expenses	$13,537	$14,186	$649
Net loss	$153,735	$165,304	$11,569
Net loss per share	$(76.87)	$(82.65)	$(5.78)
Statement of Cash Flows
Net loss	$(153,735)	$(165,304)	$(11,569)
Net cash used in operating activities	$(69,655)	$(81,224)	$(11,569)
Purchase of intangible assets	$(6,925)	$-	$6,925
Proceeds from related party loans	$111,868	$116,513	$4,645
Net cash provided by financing activities	$111,888	$116,533	$4,645
Cash - Beginning of year	$-	$-	$-
Cash - End of year	$35,309	$35,309	$-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2006.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with, or submit to, the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed or submitted under the Securities Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

As of May 2005, Mr. Scott Landow accepted the position of Chief Executive Officer and sole Director of the Company. Mr. Eric Schick serves as the Company’s President. Information is set forth below:

Scott Landow	54	Chairman, Chief Executive Officer, and Chief Financial Officer

Erick Schick	50	President

The chief executive officer and sole director and officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

Scott D. Landow is our sole director, CEO, CFO, and Senior Managing Director of New Business Development since May, 2005. From December 2005 through May 2005, Mr. Landow was President, CEO and a member of the board of directors of Bridgetech Holdings International, a publicly traded company leveraging significant relationships in China & the U.S. to capitalize on proprietary opportunities in high growth segments of the healthcare industry. From August 2000 through February 2005, Mr. Landow was President of Parentech Inc., an emerging medical device company for newborns and infants.

Eric Schick, is our President who joined the company and Board of Directors in December 2006. Prior to joining Bond, Mr. Schick was Vice President and National Sales Manager for Natrol, an $80 million nutritional supplements company. From 2004 to 2005 he was Vice President and Chief Sales officer of Ideashpere, manufacturer of Twin labs vitamins, minerals, and nutritional supplements, Nature’s Herb and Alvita Teas for the health food industry, and was responsible for overseeing $120 million in annual sales. He began his career in the Nutraceutical business at Lenier Health Products where he spent 20 years with a majority of his time heading sales as Executive Vice President of sales and merchandising and a member of the executive management group. At Lenier, Mr. Schick assumed P & L responsibility of $700 million, took direct responsibility for sales and merchandising, and cross functional responsibility for operations, customer service, and product development teams

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 10. EXECUTIVE COMPENSATION

General. Mr. Scott Landow serves as the Company’s sole-director and chief executive officer. Pursuant to a Management Services Agreement, executed and approved by the Company, Mr. Landow was compensated approximately $120,000 for management fees and $6,000 for fringe benefits. Other sources or forms of compensation were not paid or collected for Fiscal year ended 2006.

Mr. Eric Schick serves as the Company’s President. Mr. Schick will be compensated approximately $120,000 for management fees.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2006 and 2005 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

				Long Term Compensation
	Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compen- sation

Scott Landow CEO, CFO and sole Director	2006	$120,000)		$—	—	—	—		—

	2005	$80,000)		$—	—	—	—		—

Eric Schick, President	2007	120,000						$

Employment Agreements

Aggregated Option Exercises and Fiscal Year-End Option Value Table

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SAR at December 31, 2005 Exercisable/ Unexercisable	Value of Unexercised In-the-money Options/SAR at December 31, 2005 Exercisable/ Unexercisable
Scott Landow, CEO, CFO and sole Director	0	$0
Eric Schick, President	0	$0
	0	$0

Compensation of BOD Member

We currently have one director. Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2005 and August 14, 2006, by (i) each person who is known by the Company to beneficially own more than 5% of the any of the outstanding classes of Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 5,002,000 shares beneficially owned as of December 31, 2006. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 777 S. Highway 101, Suite 215, Solana Beach, CA 92075.

Name of Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class (1)
Scott Landow (1)	1,250,000	25%
Small World Traders, Inc. (1)	1,275,000	25%
Landow Revocable Trust 2006 (1)	1,250,000	25%

(1) Scott Landow, through Landow Revocable Trust 2006 which is controlled by Scott Landow , controls Small World Traders, Inc.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $ .01, and 10,000,000 shares of preferred stock.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issued upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, $.01 par value, of which 5,000,000 are issued and outstanding as of August 31, 2006.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Options and Warrants:

As of December 31, 2006 there were no options or warrants to acquire shares of the Company’s outstanding common stock. The Company will be issuing warrants in the offering.

Convertible Securities

At December 31, 2006, the Company issued $430,000 in two year secured convertible notes, convertible into shares of the Company’s common stock at $1.00 per share.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

On August 31, 2006, the Company engaged Colonial Transfer Agent to serve in the capacity of transfer agent. Their mailing address and telephone number Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, UT 84111 - Phone is (801) 355-5740.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

Loan and Advances from Officers & Stockholders

During the period May 1, 2005(inception) though December 31, 2006, certain officers and stockholders advanced to the Company.

Name	Position	Cash Advances	Salary Deferred	Amount Outstanding at December 31, 2006
Small World Traders, Inc.	Scott Landow, through Landow Revocable Trust 2006 which is controlled by Scott Landow, controls Small World Traders, Inc.	$99,247.92		$99,247.92

Scott Landow	Director, CEO, CFO		$200,000	$200,000

ITEM 13. EXHIBITS

Exhibits

3.1	Articles of Incorporation (1)

3.2	Amendments to Articles of Incorporation (1)

3.3	Bylaws of the Corporation (1)

10.1	Employment Agreement Scott Landow (1)

10.2	Securities Purchase Agreement (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(1). Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).

(2) Filed herein.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 approximated $12,000.

Audit-Related Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31 2005 and 2006, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005 and 2006 were $0.

All Other Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2005 and 2006 were $0 and $0, respectively.

ITEM 15. SIGNATURES.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOND LABORATORIES, INC.

By   /s/ Scott Landow

Scott Landow
Chairman, CEO
(Sole executive officer of the registrant)
April 2, 2007

By   /s/ Scott Landow

Scott Landow
Chief Financial officer
April 2, 2007

  In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

Scott Landow	CEO/CFO/Director	April 2, 2007