Form 10QSB
period 2007-03-31
BOND LABORATORIES, INC.
filed 2007-05-14
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐ TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(D) OFTHE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 333-137170

Bond Laboratories, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
State of Incorporation	IRS Employer Identification No.

777 South Highway 101, Suite 215, Solana Beach, CA 92975
(Address of principal executive offices)

 (858) 847-9000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

The number of shares of the issuer’s common equity outstanding as of May 12, 2007 was 6,917,725 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐   No  ☒

BOND LABORATORIES, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Balance Sheet As of March 31, 2007	3
Condensed Statements of Operations For the Three months ended March 31, 2007 and 2006	4
Condensed Statements of Cash Flows For the Three months ended March 31, 2007 and 2006	5

Notes to Condensed Financial Statements	6 - 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3. Control and Procedures.	11-12

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	13

Item 3. Defaults upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 5. Exhibits	13

CERTIFICATIONS

Exhibit 31 - Management certification

Exhibit 32 - Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BOND LABORATORIES, INC.
CONDENSED BALANCE SHEET
Development Stage Company
March 31, 2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash	$121,914
Total current assets	121,914

Fixed assets - net	143,781

TOTAL ASSETS	$265,695

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$14,500
Total current liabilities	14,500

Total liabilities	14,500

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
5,000,000 issued and outstanding	50,000
Common stock, $.01 par value, 75,000,000 shares authorized;
6,828,600 and 4,952,000 issued and outstanding respectively	68,286

Additional paid in capital	1,170,133
Accumulated deficit	(1,037,224)
Total stockholders' equity	251,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$265,695

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
DEVELOPMENT STAGE COMPANY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO MARCH 31, 2007
			For the Period
			from July 26, 2005
			(inception) to
	2007	2006	March 31, 2007
REVENUES:

Revenue	$473	$1,162	$9,887
Total	473	1,162	9,887

Cost of Goods Sold	353	930	8,671
Gross Profits	120	232	1,216
OPERATING EXPENSES:
General and administrative	165,760	73,242	819,044
Selling and marketing	11,203	17,384	55,289
Depreciation and amortization	4,352	-	5,927
Research and development	-	-	94,377
Total operating expenses	181,315	90,626	974,637
OPERATING LOSS	(181,195)	(90,394)	(973,421)

OTHER (INCOME) AND EXPENSES
Interest expense	42,631	3,137	67,190
Interest income	(1,613)	-	(3,387)
Total other expense	41,018	3,137	63,803

INCOME TAX (BENEFIT) PROVISION	-	-	-

NET LOSS	$(222,213)	(93,531)	$1,037,224

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted	6,828,600	2,000

Loss per share - basic and diluted	$(0.03)	(46.77)

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
DEVELOPMENT STAGE COMPANY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO MARCH 31, 2007
			For the Period
			from July 26, 2005
			(inception) to
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(222,213)	$(93,531)	$(1,037,224)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	4,352	-	5,927
Changes in assets and liabilities:
Accrued liabilities	15,000	14,884	230,000
Accounts payable	-	(3,217)	14,500
Accrued interest	12,591	-	-
Net cash used in operating activities	(190,270)	(81,864)	(786,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	(83,569)	-	(149,708)
Net cash used in investing activities	(83,569)	-	(149,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Common Stock	-	-	68,286
Proceeds from convertible notes payables	335,000	25,979	815,000
Convertible Notes	-	-	1,170,133
Purchase of Preferred Stock	-	-	50,000
Loans from affiliates	-	35,337	117,293
Net cash provided by financing activities	335,000	61,316	2,220,712
			-
INCREASE IN CASH	61,161	(20,548)	1,284,207
CASH, BEGINNING OF YEAR	60,753	35,309	-
CASH, END OF YEAR	$121,914	$14,762	$1,284,207

Supplemental disclosure of non-cash investing and financing activities
Issuance of company stock for interest	$24,313	$-
Conversion of debt into company's common shares	$815,000	$-
Issuance of company stock for compensation	$230,000	$-
Issuance of company stock for notes payable affiliates	$119,606	$-

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2007 and 2006

1. DESCRIPTION OF BUSINESS

Bond Laboratories, Inc. (“The Company”) was incorporated in the state of Nevada on July 26, 2005. The Company is a development stage company. The company has started research and development of energy drinks. The company has not begun the process of operating this business and is still in the process of researching the best formula for market production. Utilizing a state of the art, alternative delivery method vs. antiquated capsules and pills, Bond Laboratories is building a turn-key Nutraceutical Dietary Supplement business catering to all five of the distribution segments with focus on the three major categories of the industry; Energy, Pain Relief and Weight loss.

2. BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended December 31, 2006.

3. GOING CONCERN ISSUES

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2007. During three months ended March 31, 2007 the Company incurred net loss of $222,213 and has cumulative losses of $1,037,224. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4. RELATED PARTY TRANSACTIONS

Bond is managed by its key shareholder and as of March 31, 2007 its sole shareholder, officer and director. This shareholder is the sole shareholder of Small World Traders.

5. NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. There are no restricted shares or warrants issued in the capital of Bond. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

6. EQUITY

During three months ended March 31, 2007 and 2006:

Quarter Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock issued for Warrents Exercised
March 31, 2007	-	-	1,878,600	-
	-	-	-	-
Total Issued	-	-	1,878,600	-

March 31, 2006	2,000	$2,000.00	-	-

Total Issued	2,000	$2,000.00	-	-

During the period ended March 31, 2007, the Company issued 1,238,600 shares of its common stock for the conversion of debt in the amount of $815,000 plus accrued interest of $24,313 with the total conversion of $839,313. The company issued 230,000 common shares for the conversion of debt from the accrued salary of the company’s CEO of $230,000. Also the Company issued 200,000 common shares for the conversion of affiliate debt of $119,606. The company agreed to convert all remaining debt of the company to solidify the financial presentation. The company did not receive proceeds from this conversion of debt. The company converted debt from prior periods which this conversion is a non-cash transaction as reflected in the statement of Cash Flow.

There were no options granted in the end of the period of March 31, 2007.

Since the year ended December 31, 2006 we revised our number of shares outstanding by 324,000. The shares reported were overstated in our subsequent event footnote as there was a revision in the conversion of our debt to equity from the convertible debt represented. The subsequent event footnote should have shown reduced amount of shares outstanding at the reporting date

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

In September of 2005, we assembled a core group of individuals with extensive backgrounds and experience in the Nutraceutical Supplement business to form our development team. As we were relying upon limited funds from one of the principles and a few individuals’ investors, our development team was brought in on a consulting basis which enabled us to maximize our funds by paying for only time actually used. In exchange, several members of the development team were granted founders shares. This strategy kept our initial overhead below $20,000 per month.

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

Our sales to date have been limited to street fairs and internet orders. Although insignificant in size, these sales have enabled us to identify our true target customer for the product and attract interest from several potential distributors. More important, these distributors do not currently have Energy, Pain Relief or Diet product lines, but do have very positive relationships with their customer bases. Therefore, they are able to extend the product offering and the Company rides on the distributors’ positive reputations and relationships.

We are dependent upon funding from certain stockholders to sustain our operations. As of March 31, 2007 the we converted our debt to equity and issued 1,868,600 common shares. These stockholders are under no obligation to continue to provide funding to us. These stockholders have provided oral assurances that they will continue funding our operations.

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

In March 31, 2007, we accomplished the following:

•	We hired a new President Eric Schick, with nearly 30 years of experience in this industry

•	We hired a new contract registered dietician for research and development

•	We finalized Migratol 24/7 and Fusion to Go formula

•	We negotiated and signed an exclusive agreement with for Feverfew Select, the key ingredient in Migratol 24/7

•	We signed an agreement ProTab Laboratories and exclusive contract manufacturer

•	We sublet our facility in Murrieta and moved into a larger warehouse in Orange County, CA

•	We finalized Migratol 24/7 and Fusion to Go packaging

•	We filed our 15C211 with the NASD to procure a trading symbol and CUSIP number we believe it will take another 45 to become effective.

We now have three products ready for manufacturing Fusion, Fusion to Go, and Migratol 24/7. We are pursuing distribution opportunity to sell our products in warehouse clubs, convenience stores, college campus and other print campaign.

Additional Information

Bond files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

We are a development stage company and have generated limited revenues from sales of our first product, Fusion. For the quarter ended March 31, 2007 we generated $473 as compared to $1,163 for quarter ended March 31, 2006. Our future revenue plan is uncertain and is dependent on our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities. The margin for nutraceutical supplement products depends on the distribution market. In warehouse clubs, the wholesale margin is less than 30%. In Mass retail markets which include grocery and convenience stores, the margins are 40%+. In MLM, (Multi-level Marketing), and Direct to Consumer markets, the margins are 50%+. Margins for Contract Manufacturing are 20-30%.

The Company incurred losses of approximately $222,213, and $93,531 for the three months ended March 31, 2007 and 2006, respectively. Our losses since our inception through March 31, 2007 amount to $1,037,224. The increase in the loss from 2005 to 2006 reflects our investment in product development, packaging, contract manufacturing and marketing. Once our warehouse is fully functional and we retain a marketing director, our monthly operating expenses are expected to grow to $75,000.

Liquidity and Capital Resources

The Company has maintained a minimum of three months of working capital in the bank since September of 2005. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has succeeded in securing capital as needed, but there is no guarantee this will continue. As of March, 2006, the required amount was approximately $60,000. The company had a balance of $121,915 in its bank account at the end of March, 2007. Because the Company continues to rely upon private investors for additional capital to grow the business, it can not and will not accept trade credit from any vendors. All significant purchases are pre-paid or a 50% deposit is made with the balance available in the bank account.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

In the quarter ended March 31, 2007 our convertible debt holders converted to equity. In the conversion of 839,313 of convertible debt to 1,238,600 common shares both free trading and restricted. Our President converted the accrued salary of $230,000 to 230,000 common shares. Small World Traders had an outstanding debt of $119,606 and converted the outstanding debt to 200,000 common shares of the company. The conversion of this debt was a non cash transaction.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Changes in Internal Control over Financial Reporting

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company’s product or services, the level and intensity of competition in the medical transaction processing industry and the pricing pressures that may result, the Company’s ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

Forward-Looking Statements

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, or otherwise. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “project,” “plans,” “estimates” and similar expressions identify forward-looking statements. Such statements reflect the current views with respect to future events and financial performance or operations and are only as of the date the statements are made. Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company’s actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in Form 10-KSB which is incorporated by reference in this Form 10-QSB.

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC’s web site, www.sec.gov.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bond is not involved in any legal proceedings or claims.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2007.

ITEM 5.  OTHER INFORMATION

None.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Bond Laboratories, Inc.
Date: May 14, 2007
	By:	/s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)