Form 10KSB/A
period 2006-12-31
BOND LABORATORIES, INC.
filed 2007-06-01
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No  ☐

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed for the following purpose: Upon reviewing Rule 12b-2 of the Exchange Act and in SEC Release 33-8587, management determined that Bond Laboratories, Inc., at the time of this report, would fall under the broad classification as a shell company and revised the recital to this filing to reflect this adjustment. Based on current progress of implementing our business plan, management anticipates that this classification will no longer apply in the second quarter report.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BOND LABORATORIES, INC.

By    /s/ Scott Landow

Scott Landow
Chairman, CEO
(Sole executive officer of the registrant)
June 1, 2007

By   /s/ Scott Landow

Scott Landow
Chief Financial officer
June 1, 2007

  In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

Scott Landow	CEO/CFO/Director	June 1, 2007