Form 10QSB/A
period 2007-03-31
BOND LABORATORIES, INC.
filed 2007-06-01
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

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

Yes  ☒  No ☐

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