Form 10QSB
period 2007-06-30
BOND LABORATORIES, INC.
filed 2007-08-14
CIK 1374328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Yes  ☒  No ☐

The number of shares of the issuer’s common equity outstanding as of August 12, 2007 was 8,144,725 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐   No  ☒

BOND LABORATORIES, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet As of June 30, 2007	3

Condensed Statements of Operations For the Three and Six months ended June 30, 2007 and 2006	4

Condensed Statements of Cash Flows For the Six months ended June 30, 2007 and 2006	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Control and Procedures.	11

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	12

Item 3. Defaults upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 5. Exhibits	13

CERTIFICATIONS

Exhibit 31 - Management certification

Exhibit 32 - Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BOND LABORATORIES, INC.
CONDENSED BALANCE SHEET
Development Stage Company

June 30, 2007
(unaudited)
ASSETS

CURRENT ASSETS
Cash	$360,549
Total current assets	360,549

Fixed assets - net	177,086

Deposits	42,725

TOTAL ASSETS	$580,361

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$14,500
Total current liabilities	14,500

Total liabilities	14,500

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
5,000,000 issued and outstanding	50,000
Common stock, $.01 par value, 75,000,000 shares authorized;
8,144,725 issued and outstanding respectively	81,447

Additional paid in capital	1,752,864
Accumulated deficit	(1,318,450)
Total stockholders' equity	565,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$580,361

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
DEVELOPMENT STAGE COMPANY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO JUNE 30, 2007

					For the Period
					from July 26, 2005
	Three Months	Six Months	Three Months	Six Months	(inception) to
	2007	2007	2006	2006	June 30, 2007
REVENUES:

Revenue	$532	$1,005	$1,996	$4,440	$10,419
Total	532	1,005	1,996	4,440	10,419

Cost of Goods Sold	-	308	303	3,166	8,626
Gross Profits	532	697	1,693	1,274	1,793
OPERATING EXPENSES:
General and administrative	193,541	356,109	49,452	149,047	1,009,393
Selling and marketing	25,920	37,361	1,236	1,794	81,447
Depreciation and amortization	5,695	10,047	4,942	5,426	11,622
Research and development	60,758	63,758	24,421	24,421	158,135
Total operating expenses	285,914	467,274	80,051	180,688	1,260,596
OPERATING LOSS	(285,382)	(466,577)	(78,358)	(179,414)	(1,258,803)

OTHER (INCOME) AND EXPENSES
Interest expense	-	42,631	3,541	6,678	67,190
Interest income	(4,156)	(5,769)			(7,543)
Total other expense	(4,156)	36,862	3,541	6,678	59,647

INCOME TAX (BENEFIT) PROVISION	-	-	-	-	-

NET LOSS	$(281,226)	$(503,439)	$(81,899)	$(186,092)	$(1,318,450)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted	8,132,954	7,480,777	2,000	2,000

Loss per share - basic and diluted	$(0.03)	$(0.07)	$(40.95)	$(93.05)

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
DEVELOPMENT STAGE COMPANY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO JUNE 30, 2007

			For the Period
			from July 26, 2005
			(inception) to
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(503,439)	$(186,092)	$(1,318,450)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	10,047	5,426	11,622
Changes in assets and liabilities:
Accrued liabilities	15,000	75,000	230,000
Accounts payable	-	(4,081)	14,500
Accrued interest	12,591	-	12,591
Deposits	(42,728)		(42,728)
Net cash used in operating activities	(508,529)	(109,747)	(1,049,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	(122,569)	(5,426)	(188,708)
Net cash used in investing activities	(122,569)	(5,426)	(188,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Common Stock	595,891	20	664,177
Proceeds from convertible notes payables	335,000	-	815,000
Convertible Notes	-	-	1,170,133
Purchase of Preferred Stock	-	-	50,000
Loans from affiliates	-	163,101	117,293
Net cash provided by financing activities	930,891	163,121	2,816,603
-
INCREASE IN CASH	299,793	47,948	1,578,158
CASH, BEGINNING OF PERIOD	60,753	35,309	-
CASH, END OF PERIOD	$360,546	$83,257	$1,578,158

Supplemental disclosure of non-cash investing and financing activities
Issuance of company stock for interest	$24,313	$-
Conversion of debt into company's common shares	$815,000	$-
Issuance of company stock for compensation	$230,000	$-
Issuance of company stock for notes payable affiliates	$119,606	$-

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

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

2. BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended December 31, 2006.

3. GOING CONCERN ISSUES

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the Three and Six months ended June 30, 2007. During Six months ended June 30, 2007 the Company incurred and accumulated net loss of $503,438 and has cumulative losses of $1,318,450. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4. RELATED PARTY TRANSACTIONS

Bond is managed by its key shareholder and as of June 30, 2007 its sole shareholder, officer and director. This shareholder is the sole shareholder of Small World Traders.

5. NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. There are no restricted shares or warrants issued in the capital of Bond. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

6. EQUITY

During Six months ended June 30, 2007 and 2006:

Quarter Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock issued for Services

March 31, 2007	-	-	1,878,600	-
June 30, 2007	1,302,000	595,891	-	14,125
Total Issued	1,302,000	595,891	1,878,600	14,125

March 31, 2006	2,000	$2,000.00	-	-

Total Issued	2,000	$2,000.00	-	-

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

During the period ended June 30, 2007, the Company issued 1,302,000 shares of its common stock for $595,891.

There were no options granted in the six months ended June 30, 2007.

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

In June 30, 2007, we accomplished the following:

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

Results of Operations

We are a development stage company and have generated limited revenues from sales of our first product, Fusion. For the quarter ended June 30, 2007 we generated $532 as compared to $1,996 for quarter ended June 30, 2006. Our future revenue plan is uncertain and is dependent on our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities. The margin for nutraceutical supplement products depends on the distribution market. In warehouse clubs, the wholesale margin is less than 30%. In Mass retail markets which include grocery and convenience stores, the margins are 40%+. In MLM, (Multi-level Marketing), and Direct to Consumer markets, the margins are 50%+. Margins for Contract Manufacturing are 20-30%.

The Company incurred losses of approximately $281,223, and $81,899 for the Three months ended June 30, 2007 and 2006, respectively. Our losses since our inception through June 30, 2007 amount to $1,318,450. The increase in the loss from 2006 to 2007 reflects our investment in product development, packaging, contract manufacturing and marketing.

Liquidity and Capital Resources

The Company has maintained a minimum of Three months of working capital in the bank since September of 2005. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has succeeded in securing capital as needed, but there is no guarantee this will continue. As of March, 2006, the required amount was approximately $60,000. The company had a balance of $360,545 in its bank account at the end of June 2007. The Company sold 1,302,000 common shares for $595,891 in the three months ended June, 2007. Because the Company continues to rely upon private investors for additional capital to grow the business, it can not and will not accept trade credit from any vendors. All significant purchases are pre-paid or a 50% deposit is made with the balance available in the bank account.

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

b) Changes in Internal Control over Financial Reporting

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2007.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Registrant Date: August 14, 2007	Bond Laboratories, Inc.
	By:	/s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)