Form 10QSB
period 2007-09-30
BOND LABORATORIES, INC.
filed 2007-11-14
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Yes  ☐    No   ☒

BOND LABORATORIES, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheet As of September 30, 2007	3
	Condensed Statements of Operations For the Three and Nine months ended September 30, 2007 and 2006	4
	Condensed Statements of Cash Flows For the Nine months ended September 30, 2007 and 2006	5

	Notes to Condensed Financial Statements	6 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3.	Control and Procedures.	12

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	13

Item 3.	Defaults upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 5.	Exhibits	14

CERTIFICATIONS

	Exhibit 31 – Management certification

	Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BOND LABORATORIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$102,996
Accounts receivables - net	2,298
Total current assets	105,294

Fixed assets - net	173,371

Deposits	47,728

TOTAL ASSETS	$326,393

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$14,520
Total current liabilities	14,520
Committments and Contingencies
TOTAL LIABILITIES	14,520

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 5,000,000 issued and outstanding	50,000
Common stock, $.01 par value, 75,000,000 shares authorized; 9,067,225 issued and outstanding respectively	90,672

Additional paid in capital	1,856,564
Accumulated deficit	(1,685,363)
Total stockholders' deficiency	311,873

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$326,393

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

	Three Months 2007	Three Months 2006	Nine Months 2007	Nine Months 2006	For the Period from July 26, 2005 (inception) to September 30, 2007
REVENUES

Revenue	$2,114	$3,121	$3,119	$7,561	$12,533

COST OF GOODS SOLD	759	2,532	1,067	5,698	9,385
GROSS PROFITS	1,355	589	2,052	1,863	3,148

OPERATING EXPENSES:
General and administrative	237,935	122,237	594,044	265,067	1,247,328
Selling and marketing	47,263	1,673	84,623	15,110	128,709
Depreciation and amortization	3,715	-	13,762	-	15,337
Research and development	84,660	58,033	148,419	82,454	242,796
Total operating expenses	373,573	181,943	840,848	362,631	1,634,170
OPERATING LOSS	(372,218)	(181,354)	(838,796)	(360,768)	(1,631,022)

OTHER (INCOME) AND EXPENSES
Interest expense	-	7,525	42,631	14,203	67,190
Interest income	(3,805)	(772)	(6,574)	(772)	(8,348)
Other income	(1,500)		(4,500		(4,500)
Total other (income) expense	(5,305)	6,753	31,557	13,431	54,342
NET LOSS	$(366,913)	$(188,107)	$(870,353)	$(374,199)	$(1,685,364)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted	8,789,573	2,000	7,890,400	2,000

Loss per share - basic and diluted	$(0.04)	$(94.05)	$(0.11)	$(187.10)

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

	2007	2006	For the Period from July 26, 2005 (Inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(870,353)	$(374,199)	$(1,685,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,762	-	15,337
Stock issued for compensation	7,925	-	7,925
Changes in assets and liabilities:
Accounts receivables	(2,298)	-	(2,298)
Accrued liabilities	15,000	112,500	230,000
Accounts payable	20	(4,081)	14,520
Accrued interest	12,591	-	-
Deposits	(47,728)	-	(47,728)
Net cash used in operating activities	(871,080)	(265,780)	(1,467,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(122,569)	-	(188,708)
Net cash used in investing activities	(122,569)	-	(188,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of stocks	700,892	20	777,018
Proceeds from convertible notes payables	335,000	-	815,000
Purchase of preferred stock	-	-	50,000
Loans from affiliates	-	296,663	117,293
Net cash provided by financing activities	1,035,892	296,683	1,759,311
-
INCREASE IN CASH	42,242	30,903	102,995
CASH, BEGINNING OF PERIOD	60,753	35,309	-
CASH, END OF PERIOD	$102,995	$66,212	$102,995

Supplemental disclosure of non-cash investing and financing activities
Issuance of company stock for interest	$24,313	$-
Conversion of debt into company's common shares	$815,000	$-
Issuance of company stock for compensation accrued	$230,000	$-
Issuance of company stock for notes payable affiliates	$119,606	$-

The accompanying notes are an integral part of these condensed financial statements

BOND LABORATORIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Bond Laboratories, Inc. (“The Company”) was incorporated in the state of Nevada on July 26, 2005. The Company is a development stage company. The company has started research and development of energy drinks. The company has not begun the process of operating this business and is still in the process of researching the best formula for market production. Utilizing a state of the art, alternative delivery method vs. antiquated capsules and pills, Bond Laboratories is building a turn-key Nutraceutical Dietary Supplement business catering to all five of the distribution segments with focus on the three major categories of the industry; Energy, Pain Relief and Weight loss. Bond Laboratories, Inc. now trades under the symbol BNDB.OB on the OTC:BB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the related operating results and cash flows for the interim periods presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended December 31, 2006.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the three and nine months ended September 30, 2007. For the nine months ended September 30, 2007 the Company had a net loss of $870,351 and as of September 30, 2007 had an accumulated deficit of $1,685,363. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Bond is managed by its key shareholder and as of September 30, 2007 its sole shareholder, officer and director. This shareholder is the sole shareholder of Small World Traders.

NOTE 5 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods as there were no options or warrants issue or outstanding. There are no restricted shares or warrants issued in the capital of the Company. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 6 - EQUITY

During Nine months ended September 30, 2007 and 2006:

Quarter Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock issued for Services
March 31, 2007	-	$-	1,878,600	-
June 30, 2007	607,500	595,000	-	708,625
September 30, 2007	105,000	105,000		817,500
Total Issued	712,500	$700,000	1,878,600	1,526,125

September 30, 2006	2,000	$2,000.00	-	-

Total Issued	2,000	$2,000.00	-	-

During the period ended March 31, 2007, the Company issued 1,238,600 shares of its common stock for the conversion of debt in the amount of $815,000 plus accrued interest of $24,313 with the total conversion of $839,313. The company issued 230,000 common shares for the conversion of debt from the accrued salary of the company’s CEO of $230,000. Also the Company issued 200,000 common shares for the conversion of affiliate debt of $119,606. The company agreed to convert all remaining debt of the company to solidify the financial presentation. All of these conversions were non-cash transactions as reflected in the statement of Cash Flow.

During the period ended June 30, 2007, the Company issued 607,500 shares of its common stock for $595,000. The Company issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered. During the period ended June 30, 2007, the Company granted to consultants, 708,625 shares of common stock valued at par value since the stock did not have a trading symbol. The value of these shares issued were expensed in the period incurred.

During the period ended September 30, 2007, the Company issued 105,000 shares of its common stock for $105,000. The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered. During the period ended September 30, 2007, the Company granted to consultants, 817,500 shares of common stock valued at par value since the stock did not have a trading symbol. The value of these shares issued were expensed in the period incurred.

There were no options granted in the nine months ended September 30, 2007.

Since the year ended December 31, 2006 we revised our number of shares outstanding by 324,000. The shares reported were overstated in our subsequent event footnote as there was a revision in the conversion of our debt to equity from the convertible debt represented. The subsequent event footnote should have shown a reduced amount of shares outstanding at the reporting date.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

In January of 2006, we completed our packaging, determined the price pointing, and contracted with a laboratory in Arizona to manufacture our first production. We began test marketing in February 2006 at San Diego State University and the University of California at San Diego. Cards were handed out on campus that invited the students to log onto our web site to receive a free sample box of Fusion. Approximately 4,000 cards were dispersed that resulted in over 400 responses, a very high percentage based on the fact that the students actually had to hold onto the card until they got home and then log onto the web site and provide their personal contact information.

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

We are dependent upon funding from certain stockholders to sustain our operations. As of March 31, 2007, our debt was converted to equity and, subsequently, we issued 1,868,600 common shares. These stockholders are under no obligation to continue to provide funding to us. These stockholders have provided oral assurances that they will continue funding our operations.

All new capital inflows will enable us to accelerate our product development, market testing, and will provide us with an opportunity to commence contract manufacturing ahead of schedule and to expand our avenues of product candidates.

Completion of these projects, as well as our ability to satisfy our operational and overhead expense requirements beyond 2006, is dependent on our raising additional capital. Should we fail to generate sufficient cash inflows either from operations or through future equity or debt sales, we may not be able to implement our business plan, complete any of these projects, or sustain our operations through the third quarter of 2007 or into fiscal 2008.

Further product development and fulfillment of the distribution channels we are planning to pursue will require us to use the funds received through this offering. To fulfill our strategic goals, the research and product development and full production costs will total approximately $2,000,000.

In nine months ended September 30, 2007, we accomplished the following:

•	We hired a new President Eric Schick, with nearly 30 years of experience in this industry
•	We hired a new contract registered dietician for research and development
•	We finalized Migratol 24/7 and Fusion Blast and Fusion Shot formulas
•	We negotiated and signed an exclusive agreement with for Feverfew Select, the key ingredient in Migratol 24/7
•	We signed an agreement ProTab Laboratories and exclusive contract manufacturer
•	We sublet our facility in Murrieta and moved into a larger warehouse in Orange County, CA
•	We finalized Migratol 24/7 and Fusion, Fusion Blast and Fusion Shot packaging

We now have four products ready for manufacturing Fusion, Fusion Blast, Fusion Shot and Migratol 24/7. We are pursuing distribution opportunity to sell our products in warehouse clubs, convenience stores, college campus and other print campaign.

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

Results of Operations

We are a development stage company and have generated limited revenues from sales of our first product, Fusion. For the period ended September 30, 2007 and 2006 we generated $2,114 and $3,121 for the three months period, and $3,119 and $7,561 for the nine months period.  Our future revenue plan is uncertain and is dependent on our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities. The margin for nutraceutical supplement products depends on the distribution market. In warehouse clubs, the wholesale margin is less than 30%. In Mass retail markets which include grocery and convenience stores, the margins are 40%+. In MLM, (Multi-level Marketing), and Direct to Consumer markets, the margins are 50%+. Margins for Contract Manufacturing are 20-30%.

General and Administrative were $237,935 and $122,237 for the three months ended September 30, 2007 and 2006, respectively and $594,044 and $265,067 for the nine months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expenses for the periods in 2007 compared to 2006 relates to employing full time employees and officers during 2007 and increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission, which matches with our overall business plan, and increase in the use of consulting firms.

Sales and Marketing was $47,263 and $1,673 for the three months ended September 30, 2007 and 2006, respectively and $84,623 and $15,110 for the nine months ended September 30, 2007 and 2006, respectively. The increase in sales and marketing services for the periods in 2007 compared to 2006 relates to costs associated with hiring investor relations firms, marketing firms, and stock related services as well as increased travel to promote the sales of our products.

Depreciation and amortization was $3,715 and $0.00 for the three months ended September 30, 2007 and 2006, respectively and $13,762 and $0.00 for the nine months ended September 30, 2007 and 2006, respectively. The increase in depreciation and amortization for the periods in 2007 compared to 2006 relates to the purchase of new equipment to prepare our product associated with our marketing plan.

Research and development was $84,660 and $58,033 for the three months ended September 30, 2007 and 2006, respectively and $148,419 and $82,454 for the nine months ended September 30, 2007 and 2006, respectively. The increase in research and development for the periods in 2007 compared to 2006 relates to increase in our business model to develop and product our products for consumption and sales to the general public for increase healthiness and energy.

The Company incurred losses of approximately $366,913, and $188,107 for the three months ended September 30, 2007 and 2006, respectively and $870,353 and $374,199 for the nine months ended September 30, 2007 and 2006, respectively. Our losses since our inception through September 30, 2007 amount to $1,685,364. The increase in the loss from 2006 to 2007 reflects our investment in product development, packaging, contract manufacturing and marketing.

Liquidity and Capital Resources

The Company has maintained a minimum of three months of working capital in the bank since September of 2005. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has succeeded in securing capital as needed, but there is no guarantee this will continue. Our monthly cash requirement amount is approximately $125,000. The Company had a balance of $102,996 in cash as of the period ended September 30, 2007. During the nine months ended September 30, 2007, the Company sold 712,500 common shares for $700,000. Because the Company continues to rely upon private investors for additional capital to grow the business, it can not and will not accept trade credit from any vendors. All significant purchases are pre-paid or a 50% deposit is made with the balance available in the bank account.

The Company's operating activities used $871,081 and $265,780 in the nine months ended September 30, 2007 and 2006 respectively.  The difference is mainly attributable to the increase in operating expenses in the current year.

Cash used by investing activities was $122,569 and $0.00 for the nine months ended September 30, 2007 and 2006, respectively. The increase is due to an increase in purchase of equipment to develop our products.

Cash provided by financing activities was $1,035,892 and $296,683 for the nine months ended September 30, 2007 and 2006, respectively. The increase is due to an increase in raising funds from our shareholders to develop our products for sale in the market.

We believe we will have to rely on public and private equity to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

In the quarter ended March 31, 2007 our convertible debt holders converted to equity. In the conversion of $839,313 of convertible debt to 1,238,600 common shares both free trading and restricted. Our President converted the accrued salary of $230,000 to 230,000 common shares. Small World Traders had an outstanding debt of $119,606 and converted the outstanding debt to 200,000 common shares of the company. The conversion of this debt was a non cash transaction.

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

b)	Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the period ended September 30, 2007, the Company issued 105,000 shares of its common stock for $105,000 The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued 817,500 shares of its common stock as consideration to consultants for services rendered. The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

There were no additional changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

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

Registrant Date: November 14, 2007	Bond Laboratories, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)