Form 10KSB
period 2007-12-31
BOND LABORATORIES, INC.
filed 2008-03-28
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

YES ☒ NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for the most recent fiscal year were $ 11,530

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on February 20, 2008, was approximately $20,181,675

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

FORM 10-KSB - INDEX

TABLE OF CONTENTS

		PAGE
	PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to Vote of Security Holders	6

	PART II

Item 5.	Market for Common Equity, Related Stockholder Matters
	and Small Business Issuer Purchases of Equity Securities	6
Item 6.	Management’s Discussion and Analysis or Plan of Operation	8
Item 7.	Financial Statements	14
Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	15
Item 8A.	Controls and Procedures	15
Item 8B.	Other Information	16

	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	16
Item 10.	Executive Compensation	17
Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	20
Item 12.	Certain Relationships and Related Transactions	22
Item 13.	Exhibits	22
Item 14	Principal Accountant Fees and Services	23

Signatures		24

Certifications

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

Overview

As people live longer and healthcare costs continue to rise at substantial multiples to the cost of living, consumers are recognizing that prevention is far more economical than prescription cures. Capitalizing on this trend, Bond Laboratories brought together a seasoned team with a solid track record of converting ideas into highly profitable, consumption-driven products and being on the leading edge of innovation. Bond is now pursuing its unique vision for the next generation of preventative health products; Fortified Beverages and Foods.

Health: There is a growing recognition that physical and mental wellbeing matter. The report by Datamonitor (DTM.L), London, U.K. discloses statistics that show that an overwhelming majority of European and U.S. consumers feel that improving their health is important. Even more significant is that 64% of Europeans and U.S. consumers actually took "steps" to improve their health during 2003-04. Datamonitor also identifies the crossover trend of health and convenience (health on-the-go) as an under-targeted opportunity with high growth potential.

Convenience: The demand for easier, faster and disposable products. Convenience, time saving products, and “quick fixes” are important to 82% of European and U.S. consumers. Convenience is also impacting personal care consumption; 57% of European and U.S. consumers report that they groom while on-the-move and 58% admit to grooming at-work. Bond Laboratories is ideally positioned to leverage the opportunity of providing products to this broad consumer base.

Bond Laboratories is set up to cater to all five of the major distribution channels; focusing on the three most profitable categories of the industry- Energy, Pain Relief and Weight loss. Based upon our extensive research, we strongly believe that our liquid energy product would make for an extremely successful initial product offering to the public markets.

In November , 2007 Bond Laboratories introduced the Fusion.6+ hr. 2 oz. energy shot at the NACS show in Atlanta, Ga. The public’s initial reaction to Fusion has been incredible. We have begun to receive orders from some of the largest C-store chains, drug store chains, sporting goods stores, , and health clubs in the nation. In addition, Management has prior relationships with some the nation’s biggest distributors. This should provide Fusion incredible exposure to every type of consumer that is looking for energy that is: easy to consume, won’t leave you feeling bloated, provides instant energy and will not leave you with a crash after drinking it.

Initial Target Market: Energy

Product: Fusion

The significance of being one of the first brands to market cannot be overlooked. Energy Drinks began their popularity with products like Red Bull in the late 1980’s. Although there are over 600 energy drinks on the market today, it is estimated that Red Bull sold over 5 Billion units in 2007. The concentrated 2 ounce energy shot drink began approximately 3 years ago with about 15 brands in the category today; the first, ‘5 Hour Energy’ is expected to have had sales of well in excess of $100 million for 2007. Bond launched its Fusion Energy Shot at the National Association of Convenience Stores in November of 2007 where it was voted Best Taste.

Fusion Product Features:

•	Triple the kick of the typical canned energy drink in a small 2oz. shot!

•	Metabolizes faster than canned energy drink

•	Zero carbs, Zero grams of sugar, only 8 calories per serving

•	No crash- as associated with all sugar based energy drinks

•	The strongest / longest lasting energy shot available on the market

•	Recently voted the #1 tasting energy shot in the category at the 2007 NACS Show!

•	Available in Berry flavor now, with Limon flavor launching in March 2008

Competition

Bond Laboratories will encounter competition in each market that they enter. Patent and Trademark applications that cover new embodiments of technology will be pursued wherever possible. While the Company cannot assure that the patents and applications will block competitive products, they should help the Company become a significant participant in the marketplace.

The industry leader is Red Bull with annual sales of approximately $5 billion. The other leaders in the category include Monster, (manufactured and distributed by Hanson Beverages), RockStar, (now distributed by Coca Cola along with its own brand ‘Full Throttle’), Amp, (manufactured and distributed by Pepsi) and SoBe, (also manufactured and distributed by Pepsi). To managements’ knowledge and observation, almost all energy products are sold in 8 - 24 ounce cans. As of the end of 2007, there were more than 600 brands in the energy can drink business, with close to 200 going out of business that year and 200 new entries to take their place. Fusion is sold in a 2 ounce shot with the same ‘kick’ as a 24 ounce energy drink. This gives ‘Fusion’ a major advantage that is stressed to the consumers in all marketing materials. Not only is it easier to carry around a small bottle, vs. several cans, (which must stay cold), but cans use science and technology from over ten years ago. Where the energy can market is dominated by major brands with sales exceeding $500 mm - $5 billion, the shot market only has approximately 15 brands, of which only one, 5 Hour Energy has sales exceeding $100 mm. Since 1995, there have been great discoveries in energy producing nutrients. More important, studies have clearly demonstrated that most ingredients are not stable in normal carbonated beverage products and that the longer they stay in contact with liquid, the less potent they become.

Distribution Plan

Key Relationships: WMG

In November of 2007, Bond Laboratories entered into a consulting and marketing agreement with Wasserman Media Group to formulate and implement a product design/promotion/sponsorship/media plan for the Fusion line of Energy Products.

Fusion will reach out to America’s youth subcultures through an aggressive media and events marketing plan targeted at action sports through a strategic partnership with Wasserman Media Group (WMG)

WMG Strengths:

•
 SPONSORSHIPS - WMG represents some of the most talented athletes across baseball, basketball, BMX, motocross, skateboarding, snowboarding, soccer and surfing. Several of WMG’s athletes were the first to endorse Monster Energy Drinks and largely acknowledged for helping to build it into a $850 million brand.

•	MARKETING - WMG secures naming rights for popular sports and entertainment destinations, generates corporate sponsorships, and develops marketing programs for leading consumer brands.

•	CONTENT - WMG also develops, markets and distributes leading-edge sports and entertainment content via all forms of media including television, retail and online platforms as well as live events.

Future Bond Labs, quality of life products, are currently being finalized.

Partners vs. Representation

Most new companies conceive an idea, test market and then seek out a distributor or attempt to get retail space directly. This means that the brokers who will represent and support the new product through the distribution channels are not directly involved in the development of the product or emotionally invested in the lifecycle of the product. By contrast, Bond is partnering in advance with well established brokers in each of the five major areas of distribution, not only contracting for their services at market rates, but incentivizing them with equity in the company that they can vest into over the course of the success of each products life. Too often, the product representative opens the difficult door for a new product/company, only to watch them grow substantially, but not getting the opportunity to participate in the increased overall value of the ‘brand’, due to their initial and ongoing efforts. Management believes that as initial shareholders in the Company, these distributors will keep its products at the top of their priority list and take every effort to make sure that new ideas and concepts are being considered by Bond before anyone else.

Revenues

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company operates as a company headquartered in Solana Beach, CA. On May 17, 2006, the Company signed a one year lease to rent space for $1,770 per month. On July 3, 2006, the Company entered into a lease for 1,875 of office warehouse space in Murrieta, CA. The term of the lease is for two years with rent of $1,968 per month beginning September 1, 2006. This facility was subsequently sublet when the Company changed its distribution model to using a fulfillment house who could not only warehouse product, but pull all orders and facilitate all shipping.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Bond common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “BNLB.OB”

At December 31, 2007, there were 20,431,450 shares of common stock of Bond that were issued to approximately 127 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bond’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High		Low
Fiscal Year 2007
First Quarter (January - March 2007)		$00		$.00
Second Quarter (April - June 2007)		$00		$00
Third Quarter (July - September 2007)		$1.75		$3.00
Fourth Quarter (October - December 2007)		$3.25		$3.00
Fiscal Year 2006
First Quarter (January - March 2006)		$00.	$	. 00
Second Quarter (April - June 2006)	$	. 00	$	. 00
Third Quarter (July - September 2006)		$00		$.00
Fourth Quarter (October - December 2006)		$.00		$.00

Bond has never paid dividends on any of its common stock shares. Bond does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in Bond’s business. Bond’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Sale of Unregistered Securities

	Stock issued	Cash	Stock issued	Stock issued for	Stock issued for
Year Ended	for Cash	Received	for Services	Debt Conversion	Stock Split
December 31, 2007	2,014,000	$1,651,000	2,517,625	1,878,600	9,067,225
December 31, 2006	-	-	4,954,000	-
Total Issued	2,014,000	$1,651,000	7,471,625	1,878,600	9,067,225

During the year ended December 31, 2006, the Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered. During the year ended December 31, 2006, the Company granted to consultants, 4,954,000 shares of common stock valued in the aggregate at $49,540 with a strike price of par value since the company was not trading its common stock. The stock issued for services includes $49,540 of the compensation for services rendered in accordance with the consultant respective agreements. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2007, the Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered. During the year ended December 31, 2007, the Company granted to consultants, 2,517,625 shares of common stock valued in the aggregate at $3,109,477 with a strike price of par value since the Company was not trading its common stock. The stock issued for services includes $3,109,477 of the compensation for services rendered in accordance with the consultant respective agreements. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2007, the Company issued 2,014,000 shares of its common stock for $1,651,000. The shares were issued to third parties in a private placement of the Company’s common stock. The shares were sold throughout the year ended December 31, 2007, at $.82 through $1.00 per share at the end of the year when the shares were sold. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During year ended December 31, 2007, the Company issued 1,238,600 shares of its common stock for the conversion of debt in the amount of $815,000 plus accrued interest of $24,313 with the total conversion of $839,313. The Company issued 230,000 common shares for the conversion of debt from the accrued salary of the Company’s CEO of $230,000. Also the Company issued 410,000 common shares for the conversion of affiliate debt of $119,606. All of these conversions were non-cash transactions as reflected in the statement of Cash Flow. The Company issued 1,238,600 in warrants in connection with this conversion of debt.

Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: December 7, 2007 the board of directors authorized a 2-for-1 forward split. The Company declared the 2 for 1 forward split was distributed on January 8, 2008. This forward split is reflected in the statement of shareholder’s equity for December 31, 2007 as an increase in common stock of 9,067,225.

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

Plan of Operations

We were incorporated in Nevada in July of 2005. The focus of the company has always been to develop an alternative nutraceutical dietary supplement delivery platform vs. antiquated capsules and pills. Two trends have lead Management to believe an enormous window of opportunity was developing in the supplement business that would change consumers’ purchasing habits across the board:

With the constant increase in healthcare, consumers were going to focus on prevention in greater numbers, to reduce the costs of eventual treatment, increasing their commitment and consumption of dietary supplements.

Consumers are living longer, but as they get older, their stomach’s ability to process capsules and pills reduces. In fact, delivery of supplements through the stomach is one of the least effective ways for the body to get the benefits of the ingredients. It is not unusual for 75%+ of the contents to dissipate through the liver before traveling to the parts of the body it is intended for.

In September of 2005, we assembled a core group of individuals with extensive backgrounds and experience in the Nutraceutical Supplement business to form our development team. As we were relying upon limited funds from one of the principles and a few individuals who had invested with him in the past, everyone was brought on in a consulting capacity enabling us to maximize our cash by paying for only time actually used. Several of these people were also granted founders shares. This kept our initial overhead below $20,000 per month.

It was concluded early on, that the Company should limit its focus to the three largest SKU’s in the Supplement business; Energy, Pain Relief and Diet. The Company would not focus on commodity products like individual Vitamins A, B, C, D, E, etc… as they remain very low margin products with numerous large competitors dominating the space. Of these three categories, it was determined that Energy would be the easiest and least expensive product line to introduce first, at the same time enabling the Company to explore the challenges of delivering ingredients through a powder vs. traditional capsules and pills.

When we first began our research, there were over 100 Energy drinks on the market, but only a handful of powders, of which two dominated the retail market; Zipfizz and Rip It, (an extension of the Rip It Energy Drink). Zipfizz sold 20 million individual serving tubes in 2005. Having determined that the largest groups of consumers of Energy drinks were between the ages of 18 and 30 with the majority of those between 18 and 22, we decided to go target the college markets first. From September through December we worked on formulations, branding and packaging. The name for the product we selected was Fusion. Three flavors were developed, Atomic (a lemon line flavor similar to existing energy drinks on the market), Sunrise, (a tangerine/orange flavor and Cosmo, (a strawberry punch).

In January of 2006 we completed our packaging, determined pricing and contracted with a laboratory in Arizona to manufacture our first production. We began our first test marketing in February at San Diego State University and the University of California at San Diego. Cards were handed out on campus that invited the students to log onto our web site to receive a free sample box of Fusion. Approximately 4,000 cards were dispersed that resulted in over 400 responses, a very high percentage based on the fact that the students actually had to hold onto the card until they got home and then log onto the web site and provide their personal contact information.

From inception to test marketing we expended approximately $150,000.

With close to a 10% response rate on our ‘Give Away’ cards, we projected that approximately 10% of those individuals would become customers and place replacement orders. We were quite disappointed when less than 1% followed through and were forced to go back and revisit our assumptions. We concluded that there were three areas that would account for the limited results:

•	Taste/energy level achieved

•	Price

•	Distribution method

In April we decided to test a new distribution model by selling Fusion at a few local street fairs. We handed out 2 ounce samples, sold 16 ounce pre-mixed cups and box sets of 5 tubes, cups and a stirrer. These results were far more positive. At each fair, we handed out approximately 2,000 samples, sold approximately 200+ cups and about 50 boxes. In each box was a card explaining how to re-order Fusion from our web site, which several customers continued to do.

We revamped our marketing and distribution model. Our target consumer became adults between the ages of 25 and 60. It was also determined that needed develop a distribution network in advance of bringing the product to market and that we must take control of our production. To accomplish the first of these steps, we decided to offer equity to certain groups that had distribution relationships in the retail outlets that cater to our newly defined target market. They vest into their ownership based on their success. We have not asked them to discount their services.

In July of 2007, we concluded that the taste and effects of our product were meeting or exceeding the expectations of our identified target market, but our delivery platform of a powder did not meet the convenience desire as it required the consumer to locate water to blend the mixture. It was at this point that we began our focus on the 2 ounce shot. By November we were able to begin testing for consumer approval and launched the Fusion 6 Hour Energy Shot at the National Convenience Store show. From there, we ordered our first production of 250,000 bottles with a delivery target to retail shelves of the first week in January.

We have been dependent upon funding from certain stockholders to sustain our operations.

Completion of these projects as well as our ability to satisfy our operational and overhead expense requirements beyond 2007 is dependent on our raising additional capital. Should we fail to generate sufficient cash inflows either from operations or through future equity or debt sales, we may not be able to implement our business plan, complete any of these projects, or sustain our operations through the second quarter of 2008.

Further product development and fulfillment of the distribution channels we are planning to pursue will require us to use the funds received through this offering. The research and development/product development and full production costs will total approximately $1,000,000 to fulfill our strategic goals. To effectively launch on a nationwide basis will require an additional $1,000,000.

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

Overhead Costs. The Company estimates that our overhead costs over the next two years will amount to approximately three million dollars, categorized as follows:

•	Approximately $900,000 for administrative expenses including salaries, office rent and maintenance;

•	Approximately $1,000,000 in marketing, legal and other expenses, including trademark filling fees, financing costs and professional fees.

•	Approximately $1,100,000 in marketing/ promotions/sponsorships.

Critical Accounting Policies

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

The following financial data should be read in conjunction with the financial statements of Bond and related notes and other financial information appearing elsewhere in this report.

Statement of Operations Data
	Years Ended Decemer 31,	Years Ended December 31,	For periods July 26, 2005 to December 31,
	2007	2006	2006

Revenues	$11,530	$9,414	$20,944
Cost of Goods Sold	7,845	8,318	16,163
Operating and Other Expenses	3,965,287	650,804	4,781,396

Net Loss	$(3,961,602)	$(649,708)	$(4,776,615)

	Years Ended Decemer 31,	Years Ended Decemer 31,
	2007	2006
Balance Sheet Data:
Current Assets	$1,219,256	$60,753
Total Assets	1,314,960	125,317
Current Liabilities	30,253	229,500
Non Current Liabilities	-	611,289
Total Liabilities	30,253	840,789
Working Capital (Deficit)	1,189,003	(168,747)
Shareholders'Equity (Deficit)	$1,284,707	$(715,473)

The Company has declared no common stock dividends since its inception.

Results of operations

Fiscal Year End December 31, 2007, Compared to December 31, 2006

We are a development stage company and have generated limited revenues from sales of our first product, Fusion. For the years ended December 31, 2007 we generated $11,530 and $9,414 for year ended December 31, 2006. Our future revenue plan is uncertain and is depended on our ability to effectively introduce our products to our target consumers, generate sales and obtain contract manufacturing opportunities.

The Company incurred losses of approximately $3,961,602, and $649,708 for the year ended December 31, 2007 and 2006, respectively. Our losses since our inception through December 31, 2007 amounted to $4,776,615. The increase in the loss from 2007 to 2006 reflects our investment in product development, packaging, contract manufacturing and marketing. General and administrative were $3,450,557 and $509,251 for the year ended December 31, 2007 and 2006, respectively a 15% increase. The increase in general and administrative expense for the periods relates to employ full time personnel, increased cost of being a public company, and the increase of the use of consulting firms.

Sales and marketing expense was $197,736 and $37,000 for the years ended December 31, 2007 and 2006 respectively, a 19% increase. The increase in sales and marketing services for the periods relates to costs associated with hiring investor relation firms, marketing firms, and stock related services as well as increased travel to promote the sales of our products.

Depreciation and amortization expense was $14,596 and $1,575 for the years ended December 31, 2007 and 2006 respectively, a 7% increase. The increase in depreciation for the periods relates to the purchase of new equipment to prepare our product associated with our new marketing plan.

Research and development expense was $272,469 and $82,454 for the years ended December 31, 2007 and 2006 respectively, a 43% increase. The increase in research and development for the periods relates to increase in our business model to develop and produce our products for consumption and sales to the general public for increase healthiness and energy.

The Company incurred losses of $3,961,602 and $649,708 for the years ended December 31, 2007 and 2006 respectively.

Liquidity and Capital Resources

The Company has maintained a minimum of three months of working capital in the bank since September of 2005. This figure was determined to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has succeeded in securing capital as needed, but there is no guarantee this will continue. As of December, 2007, the required amount was approximately $125,000. The company had a balance of $590,197 in its bank account at the end of December, 2007. Because the Company continues to rely upon private investors for additional capital to grow the business, it can not and will not accept trade credit from any vendors. All significant purchases are pre-paid or a 50% deposit is made with the balance available in the bank account.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any required additional financings on terms favorable to us or at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products and respond to competitive pressures or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends

The Company’s operating activities used $1,413,547 and $389,197 for the years ended December 312, 2007 and 2006 respectively. The increase in operating activities is the increase in the issuance common stock for consultants and the increase in our operating requirements.

Cash used by investing activities was $43,009 and $66,139 for the years ended December 31, 2007 and 2006 respectively. The increase is due to an increase in the purchase of equipment to develop our products.

Cash provided by financing activities was $1,986,000 and $480,780 for the years ended December 31, 2007 and 2006 respectively. The increase is due to the increase in raising funds through the sale of our common stock to develop our products for the sale in the market.

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the health drink industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7. FINANCIAL STATEMENTS

BOND LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BOND LABORATORIES, INC.

We have audited the accompanying balance sheet of Bond Laboratories, Inc. (A Development Stage Company) as of December 31, 2007 and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended December 31, 2007 and 2006 and for period from July 26, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bond Laboratories, Inc. (A Development Stage Company) as of December 31, 2007, and the results of their operations and its cash flows for the periods then ended December 31, 2007 from July 26, 2005 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred in a net losses approximately $4,776,615 during the period July 26, 2005 (inception) through December 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There are no assurances that the Company will be successful in raising additional capital.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 4, 2008

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

BOND LABORATORIES, INC.
(A Development Stage Company)
BALANCE SHEET

December 31
2007
ASSETS:

CURRENT ASSETS
Cash	$590,197
Accounts receivables - net	4,532
Prepaid expense	624,527
Total current assets	1,219,256

PROPERTY AND EQUIPMENT, net	92,977

Deposit	2,727
TOTAL ASSETS	$1,314,960

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$30,000
Accrued expenses and other liabilities	253
Total current liabilities	30,253

Total liabilities	30,253

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
5,000,000 issued and outstanding	50,000
Common stock, $.01 par value, 75,000,000 shares authorized;
20,231,450 issued and outstanding as of December 31, 2007	202,314
Additional paid-in capital	5,809,008
Accumulated deficit during this development stage	(4,776,615)
Total stockholders' equity	1,284,707

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,314,960

The accompanying notes are an integral part of these financial statements.

BOND LABORATORIES, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007

			For the Period
			from July 26, 2005
			(inception) through
	2007	2006	December 31, 2007

REVENUES:
Revenues	$11,530	$9,414	$20,944

COST OF GOOD SOLD	7,845	8,318	16,163
GROSS PROFIT	3,685	1,096	4,781

OPERATING EXPENSES:
General and administrative expenses	3,450,557	509,251	4,103,841
Sales and marketing expenses	197,736	37,000	241,822
Depreciation and amortization	14,596	1,575	16,171
Research and development	272,469	82,454	366,846
Total operating expenses	3,935,358	630,280	4,728,680
OPERATING LOSS	(3,931,673)	(629,184)	(4,723,899)

OTHER (INCOME) AND EXPENSES:
Interest expense	42,631	22,296	67,190
Interest Income	(6,702)	(1,772)	(8,474)
Rental income	(6,000)	-	(6,000)
Total other expense	29,929	20,524	52,716

NET LOSS	$(3,961,602)	$(649,708)	$(4,776,615)

NET LOSS PER SHARE:
Basic	$(0.43)	$(0.39)

Diluted	$(0.38)	$(0.39)

Basic	9,131,404	1,657,189

Diluted	10,370,004	1,657,189

The accompanying notes are an integral part of these financial statements.

BOND LABORATORIES, INC.
( A Development Stage Company)
STATEMENT OF STOCKHOLDER' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

JULY 26, 2005	2,000	$20	-	$-	$-	$-	$20

Net loss	-	-	-	-	-	(165,305)	(165,305)

DECEMBER 31, 2005	2,000	$20	-	$-	$-	$(165,305)	$(165,285)

Common stock issued for compensation	4,952,000	49,520	-	-	-	-	49,520

Preferred stock issued for compensation	-	-	5,000,000	50,000	-	-	50,000

Net loss	-	-	-	-	-	(649,708)	(649,708)

DECEMBER 31, 2006	4,954,000	$49,540	5,000,000	$50,000	$-	$(815,013)	$(715,473)

Common stock issued for compensation	2,117,625	21,176	-	-	2,488,301	-	2,509,477

Common stock issued for prepaid services	200,000	2,000			598,000		600,000

Common stock issued issued for accrued liabilities	400,000	4,000			226,000		230,000

Common stock issued for cash	2,014,000	20,140	-	-	1,630,860	-	1,651,000

Common stock issued in a 2 for 1 forward split	9,067,225	90,672	-	-	(90,672)	-	-

Common stock issued for convertible notes principal and interest expense	1,478,600	14,786	-	-	944,133	-	958,919

Warrants issued	-	-	-	-	12,386	-	12,386

Net loss	-	-	-	-	-	(3,961,602)	(3,961,602)

DECEMBER 31, 2007	20,231,450	$202,314	5,000,000	$50,000	$5,809,008	$(4,776,615)	$1,284,707

The accompanying notes are an integral part of these financial statements.

BOND LABORATORIES, INC.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM JULY 26, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007

			For the Period
			from July 26, 2005
			(inception) to
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(3,961,602)	$(649,708)	$(4,776,615)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	14,596	1,575	16,171
Common stock issued in lieu of interest expense	26,625	-	26,625
Warrants issued in conversion of debt	12,386	-	12,386
Preferred stock issued for services	-	50,000	50,000
Common stock issued for compensation	2,509,477	49,520	2,789,017
Changes in assets and liabilities:
Accounts receivables	(4,532)		(4,532)
Prepaid expenses	(24,527)	-	(24,527)
Deposits	(2,727)	-	(2,727)
Accounts payable	15,500	10,420	30,000
Accrued liabilities	15,253	135,000	253
Accrued interest	(13,996)	13,996	-
Net cash used in operating activities	(1,413,547)	(389,197)	(1,883,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	(43,009)	(66,139)	(109,148)
Net cash used in investing activities	(43,009)	(66,139)	(109,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,651,000	-	1,651,000
Proceeds from convertible notes payables	335,000	480,000	815,000
Proceeds from loans affiliates	-	780	117,294
Net cash provided by financing activities	1,986,000	480,780	2,583,294

INCREASE IN CASH	529,444	25,444	590,197
CASH, BEGINNING OF YEAR	60,753	35,309	-
CASH, END OF YEAR	$590,197	$60,753	$590,197

SUPPLEMENTAL CASH FLOW INFORMATION:

Conversion of debt into common shares	$815,000	$-	$815,000
Issuance of stock for repayment of loan affiliates	$117,294	$-	$117,294
Issuance of common stock for prepaid services	$600,000	$-	$600,000
Issuance of common stock for accrued liabilities	$230,000	$-	$230,000

The accompanying notes are an integral part of these financial statements.

BOND LABORATORIES, INC.
Development Stage Company
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR PERIOD FROM JULY 26, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Bond Laboratories, Inc. (“The Company”) was incorporated in the state of Nevada on July 26, 2005. The Company is a development stage company researching and developing energy drinks. Bond Laboratories is building a turn-key Nutraceutical Dietary Supplement business catering to all five of the distribution segments focusing on the three major categories of the industry; Energy, Pain Relief and Weight loss, utilizing a state of the art, alternative delivery method vs. antiquated capsules and pills.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2007 and 2006. From inception through the year ended December 31, 2007, the Company has accumulated net losses of $4,776,615. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development State Enterprises”.

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

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Advertising Costs

All advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was approximately $45,000 and $600, respectively.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is relate to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. No allowance for doubtful accounts and bad debts were written off in December 31, 2007 and 2006 as the Company was a development stage company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2007, cash and cash equivalents include cash on hand and cash in the bank.

Research and Development

Costs are expensed as incurred.  There was $272,469 in research and development expense for year ended December 31, 2007 as compared to $82,454 for year ended December 31, 2006.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Solano Beach, California. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2007, there were no potential dilutive instruments that could result in share dilution.

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

On December 21, 2007 the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that anoncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company is a development stage and taxes are currently not material to the Company’s financial statements.

In October 10, 2006 FASB Staff Position issued Financial Statement Position (“FSP”) FAS No. 123(R)-5 “Amended of FASB Staff Position FAS 123(R)-1 “Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”. The FAS provides that instruments that were originally issued as employee compensation and then modified, and that modifications made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or t he ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.

NOTE 4 - PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2007 as follows:

	December 31,
	2007	2006

Sponsorship Agreement	$600,000	$-
Legal Retainer	5,000	-
ProTab laboratories retainer	19,527	-
Total	$624,527	$-

The Company entered into a sponsorship agreement with L&M Racing, Inc. The agreement calls for 200,000 common shares issued, as 144 common stock, and are earned ratably through the next 12 months. The Company issued these shares on December 27, 2007. The Company also has prepaid legal and manufacturing retainers which are expenses when incurred.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2007 and 2006 as follows:

	December 31,
	2007	2006

Equipment	$109,148	$66,139
Accumulated depreciation	(16,171)	(1,575)
Total	$92,977	$64,564

Depreciation Expense is $14,596 for December 31, 2007 compared to $1,575 for December 31, 2006.

NOTE 6 - SHARE CAPITAL

On July 26, 2005, the Company authorized 75,000,000 shares of common stock, at $.01 par value and as of December 31, 2007 20,431,450 common shares were issued and outstanding. In August 2006, the Company authorized 10,000,000 of preferred shares at a par value of .01 and 5,000,000 shares were issued and outstanding as of December 31, 2007.

Effective February 26, 2007, the Company closed the initial phase on its financing. The offering consisted of the sale of up to 1,000,000 units (“Units”) each Unit consisting of one share of the Company’s common stock and one warrant to purchase shares of the Company’s common stock at $3.00 per share, at a price of $2.00 per Unit. The Company issued 1,238,600 in warrants related to this initial phase financing.

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended December 31, 2007:

Dividend yield	None
Volatility	0.491
Risk free interest rate	4.18%
Expected asset life	5 years

The Company valued the warrants using Black-Scholes option-pricing model.  The assumptions under Black Scholes are based on the market value of the stock price at the time of issuance, the exercise price of the warrants, life, volatility, risk free interest rate of the warrants.  The Black Scholes option-price model was the best determinable value of the warrants that the Company “knew up front” when issuing the warrants in accordance with EITF 96-18.  The warrants had no vesting schedule and could be exercised at the option of the parties receiving the warrants until either terminated by contract or expiration.  No discounts were applied to the calculation through the Black Scholes option-price model.”

Common Stock

Year Ended	Stock issued for Cash	Cash Received	Stock issued for Services	Stock issued for Debt Conversion	Stock issued for Stock Split
December 31, 2007	2,014,000	$1,651,000	2,317,625	1,878,600	9,067,225
December 31, 2006	-	-	4,954,000	-
Total Issued	2,014,000	$1,651,000	7,271,625	1,878,600	9,067,225

NOTE 6 - SHARE CAPITAL - Continued

During the year ended December 31, 2007, the Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered. During the year ended December 31, 2007, the Company granted to consultants, 2,717,625 shares of common stock valued in the aggregate at $3,339,477 with a strike price of par value since the Company was not trading its common stock. The stock issued for services includes $3,339,477 of the compensation for services rendered in accordance with the consultant respective agreements.

During the year ended December 31, 2006, the Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered. During the year ended December 31, 2006, the Company granted to consultants, 4,954,000 shares of common stock valued in the aggregate at $49,540 with a strike price of par value since the Company was not trading its common stock. The stock issued for services includes $49,540 of the compensation for services rendered in accordance with the consultant respective agreements.

During the year ended December 31, 2007, the Company issued 2,014,000 shares of its common stock for $1,651,000. The shares were issued to third parties in a private placement of the Company’s common stock. The shares were sold throughout the year ended December 31, 2007, at $.82 through $1.00 per share at the end of the year when the shares were sold.

During year ended December 31, 2007, the Company issued 1,238,600 shares of its common stock for the conversion of debt in the amount of $815,000 plus accrued interest of $26,625. Also the Company issued 240,000 common shares for the conversion of affiliate debt of $117,294. The Company issued 230,000 common shares for the conversion of debt from the accrued salary of the Company’s CEO of $230,000.

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	$1,536,010	$259,883
State	402,173	64,970
	1,938,183	324,853
Benefit from the operating loss carryforward	(1,938,183)	(324,853)
(Benefit) provision for income taxes, net	$-	$-

NOTE 7 - INCOME TAXES - Continued

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2007	2006

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Effective tax rate	42.9%	42.9%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2007	2006

Net operating loss carryforward	1,938,183	324,853
Valuation allowance	(1,938,183)	(324,853)
Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $2,263,036 available to offset future taxable income through 2028.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance. The consulting agreement are with key shareholders that are instrumental to the success of the company and its development of it product.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholder. This shareholder is the sole shareholder of Small World Traders.

NOTE 10 - NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 11 - SUBSEQUENT EVENTS

The Company in January and February of 2008 issued 111,000 common shares for $111,000 in cash.

* * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2007.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Scott Landow	52	President and Chief Executive Officer, Director, Principle Accounting Officer

Eric Schick	48	President

The chief executive officer and sole director and officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the officers and sole director of the Company is as follows:

Scott D. Landow is our sole director, CEO, CFO, and Senior Managing Director of New Business Development since May, 2005. From December 2005 through May 2005 Mr. Landow was President, CEO and a member of the board of directors of Bridgetech Holdings International a publicly traded company leveraging significant relationships in China & the U.S. to capitalize on proprietary opportunities in high growth segments of the healthcare industry. From August 2000 through February 2005, Mr. Landow was President of Parentech Inc., an emerging medical device company for newborns and infants.

Eric Schick, President joined the Company in December 2006. Prior to joining Bond, Mr. Schick was Vice President and National Sales Manager for Natrol, an $80 million nutritional supplements company. From 2004 to 2005 he was Vice President and Chief Sales officer of Ideashpere, manufacture of Twin labs, vitamins, minerals, and nutritional supplements, Nature’s Herb and Alvita Teas for the health food industry, overseeing $120 million in annual sales. He began his career in the Nutraceutical business at Lenier Health Products where from 1981 to 2001 he spent 20 years, the majority heading sales as Executive Vice President of sales and merchandising and a member of the executive management group. P & L responsibility of $700 million. Direct responsibility for sales and merchandising. Cross functional responsibility for operations, customer service, and product development teams.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 10. EXECUTIVE COMPENSATION

General. Mr. Scott Landow serves as the Company’s sole-director and chief executive officer. Pursuant to a Management Services Agreement executed and approved by the Company Mr. Landow was compensated approximately $120,000 for management fees and $6,000 for fringe benefits, and other sources or forms of compensation was not paid or collected for Fiscal year ended 2007.

Mr. Eric Schick serves as the Company’s President. Mr. Schick is compensated approximately $120,000 for management fees.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2007 and 2006 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2007 and 2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	2007 & 2006	120,000.	0	0	0	0	0	6,000	126,000
Eric Schick	2006 & 2007	120,000	0	0	0	0	0	0	0

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Landow	0	0	0	0
Eric Schick

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow	(1)	0	0	0
Erick Schick

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0
Eric Schick	0	0	0	0	0

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	$0	0	$0	0	0	0	$0
Eric Schick	$0	0	$0	0	0	0	$0

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott Landow	2007 & 2006	0	0	0	0	0	0	0
Eric Schick	2007 & 2006	0	0	0	0	0	0	0

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott Landow	2007 & 2006	$6,000	0	0	0	$6,000
Erick Schick	2007 & 2006	0	0	0	0	0

Name	Benefit	Before Charge in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Severance		0	0	0	0	0
Eric Schick			0	0	0	0	0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our Common Stock as of January 24, 2008. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class (1)
Scott Landow 777 South Highway 101, Suite 215 Solana Beach, CA 92975 (1)	Common Stock	87,000	(2)

Eric Schick 777 South Highway 101, Suite 215 Solana Beach, CA 92975	Common Stock	1,100,000	6.06%

All Officers and Directors As a Group (2 persons)	Common Stock	1,187,000	6.06%

Small World Traders 777 South Highway 101, Suite 215 Solana Beach, CA 92975 (1)	Common Stock	2,740,000	15.11%

WWFD LLC 777 South Highway 101, Suite 215 Solana Beach, CA 92975 (1)	Common Stock	2,950,000	16.27%

William Ritger 750 Ocean Royal Way Suite 805 Juno Beach, FL 33408	Common Stock	1,459,100	8.05%

Danker, LLC 5303 Channel Brook Court Dallas, TX 75287	Common Stock	1,039,000	5.7%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	Less than 1%

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $ .01, and 10,000,000 shares of preferred stock.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

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

Options and Warrants:

 As of December 31, 2007 there were no options to acquire shares of the Company’s common stock outstanding.

Convertible Securities

At December 31, 2007, the Company converted all convertible notes to common stock at $1.00 per share.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

During the year ended December 31, 2007 there were no related party advances. During the period July 26, 2005 (inception) through December 31, 2006, certain officers and stockholders advanced to the Company.  In addition, the CEO is to receive an annual bonus reflecting 50% of his then current salary, which he has elected to defer since inception.

December 31, 2006

	Position	Cash Advances	Salary Deferred	Amount Outstanding at December 31, 2006
Small World Traders, Inc.	Scott Landow, through Landow Revocable Trust 2006 which is controlled by Scott Landow, controls Small World Traders, Inc.	$99,247.92		$99,247.92

Scott Landow	Director, CEO, CFO		$200,000	$200,000

ITEM 13. EXHIBITS

Exhibits
3.1	Articles of Incorporation (1)

3.2	Amendments to Articles of Incorporation (1)

3.1	Bylaws of the Corporation (1)

10.1	Employment Agreement Scott Landow (1)

10.2	Securities Purchase Agreement (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(1). Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).

(2) Filed herein.

Reports on Form 8-K

None

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 of approximately $17,000 and December 31, 2006 approximated $12,000.

Audit-Related Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31 2005 and 2006, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006 and 2006 were $0.

All Other Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2006 and 2006 were $0 and $0, respectively.

ITEM 15. SIGNATURES.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Bond Laboratories, Inc.

Date: March 28, 2008	By:	/s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer)

Date: March 28, 2008	By:	/s/ Scott Landow
Scott Landow
Principle Financial Officer