Form 10-Q
period 2008-03-31
BOND LABORATORIES, INC.
filed 2008-05-15
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A to N/A
____________________

Commission File No. 333-137170
____________________
Bond Laboratories, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
State of Incorporation	IRS Employer Identification No.

777 South Highway 101, Suite 215, Solana Beach, CA 92975
(Address of principal executive offices)

 (858) 847-9000
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☐    Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ྑ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2008
Common stock, $0.001 par value	20,179,950

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATIONPAGE

CERTIFICATIONS

Exhibit 31 - Management certification……………………………………………………... 19-22

Exhibit 32 - Sarbanes-Oxley Act……………………………………………………………..23-24

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$8,094	$590,197
Accounts receivables - net	123,981	4,532
Prepaid expenses and other current assets	467,528	624,527
Total current assets	599,603	1,219,256

PROPERTY AND EQUIPMENT, net	84,979	92,977

Deposits	2,727	2,727
TOTAL ASSETS	$687,310	$1,314,960

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$30,000	$30,000
Accrued expenses and other liabilities	630	253
Total current liabilities	30,630	30,253

TOTAL LIABILITIES	30,630	30,253

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
5,000,000 issued and outstanding	50,000	50,000
Common stock, $.01 par value, 75,000,000 shares authorized;
20,179,950 and 20,231,450 issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	201,799	202,314
Additional paid-in capital	6,258,273	5,809,008
Accumulated deficit	(5,853,392)	(4,776,615)
Total stockholders' equity	656,680	1,284,707

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$687,310	$1,314,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)
Revenue	$226,717	$473
Total	226,717	473

Cost of Goods Sold	149,836	353
Gross Profits	76,881	120

OPERATING EXPENSES:
General and administrative	393,936	165,760
Selling and marketing	676,298	11,203
Depreciation and amortization	9,172	4,352
Research and development	80,774	-
Total operating expenses	1,160,181	181,315
OPERATING LOSS	(1,083,300)	(181,195)

OTHER (INCOME) AND EXPENSES
Interest expense	-	42,631
Interest income	(2,022)	(1,613)
Rental income	(4,500)	-
Total other expense	(6,522)	41,018

INCOME TAX (BENEFIT) PROVISION	-	-

NET LOSS	$(1,076,779)	$(222,213)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted	20,199,587	6,828,600

Loss per share - basic and diluted	$(0.05)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(unaudited)	(unaudited)
Net (loss)	$(1,076,779)	$(222,213)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	9,172	4,352
Stock issued for compensation	60,750	-
Changes in assets and liabilities:
Accrued liabilities	377	15,000
Accounts receivables	157,000	-
Prepaid expenses	(119,449)	12,591
Net cash used in operating activities	(968,928)	(190,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	(1,175)	(83,569)
Net cash used in investing activities	(1,175)	(83,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Common Stock	388,000	-
Proceeds from convertible notes payables	-	335,000
Net cash provided by financing activities	388,000	335,000

INCREASE IN CASH	(582,103)	61,161
CASH, BEGINNING OF YEAR	590,197	60,753
CASH, END OF YEAR	$8,094	$121,914

Supplemental disclosure of non-cash investing and financing activities
Issuance of company stock for interest	$-	$24,313
Conversion of debt into company's common shares	$-	$815,000
Issuance of company stock for compensation	$-	$230,000
Issuance of company stock for notes payable affiliates	$-	$119,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Bond Laboratories, Inc. (the “Company”) was incorporated in the State of Nevada on July 26, 2005. The Company has its wholly owned subsidiary Got Fusion, Inc. that was incorporated in August of 2007 and was operating in the three months ended March 31, 2008. The Company has started research and development of energy drinks and has implemented their business plan which has generated income. The Company has not begun the process of operating this business and is still in the process of researching the best formula for market production on some of its products. Utilizing a state of the art, alternative delivery method vs. antiquated capsules and pills, Bond Laboratories is building a turn-key Nutraceutical Dietary Supplement business catering to all five of the distribution segments with focus on the three major categories of the industry; Energy, Pain Relief and Weight loss. Bond Laboratories, Inc. now trades under the symbol BNLB.OB on the OTC:BB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3 - GOING CONCERN ISSUES

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations the three months ended March 31, 2008. During three months ended March 31, 2008, the Company incurred an accumulated net loss of $1,076,779 and has an accumulated deficit of $5,853,392 from inception. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 4 - RECENT PRONOUNCEMENTS

Disclosure about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholder who is also an officer and director. This shareholder is a sole shareholder of Small World Traders. Small World Traders had an outstanding debt of $119,606 and converted this outstanding debt into 200,000 shares of the Company.

NOTE 6 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. There are no restricted shares or warrants issued in the capital of the Company. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 7 - EQUITY

During Nine months ended March 31, 2008 and 2006:

Quarter Ended	Stock issued	Cash Received	Stock for	Stock issued for
	for Cash		Conversion of	Services
			Debt
March 31, 2007	-	-	1,878,600	-
Total Issued	-	-	1,878,600	-

March 31, 2008	388,000	388,000	-	439,500
Total Issued	388,000	388,000	-	439,500

During the period ended March 31, 2007, the Company issued 1,238,600 shares of its common stock for the conversion of debt in the amount of $815,000 plus accrued interest of $24,313 with the total conversion of $839,313. The Company issued 230,000 common shares for the conversion of debt from the accrued salary of the Company’s CEO of $230,000. Also, the Company issued 200,000 common shares for the conversion of affiliate debt of $119,606. The Company agreed to convert all remaining debt of the Company to solidify the financial presentation. The Company did not receive proceeds from this conversion of debt. The Company converted debt from prior periods which this conversion is a non-cash transaction as reflected in the statement of Cash Flow.

During the period ended March 31, 2008, the Company issued 388,000 shares of its common stock for $388,000. The Company has issued 308,000 shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered. During the period ended March 31, 2008, the Company cancelled 747,500 shares of common stock valued at par value since the stock did not have a trading symbol. The value of these shares issued were expensed in the period incurred.

There were no options granted in the three months ended March 31, 2008.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Overview

As people live longer and healthcare costs continue to rise at substantial multiples to the cost of living, consumers are recognizing that prevention is far more economical than prescription cures. Capitalizing on this trend, Bond Laboratories brought together a seasoned team with a solid track record of converting ideas into highly profitable, consumption-driven products and being on the leading edge of innovation. Bond Laboratories is now pursuing its unique vision for the next generation of preventative health products; Healthy Beverages and Foods.

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

In November, 2007 Bond Laboratories introduced the Fusion.6+ hr. 2 oz. energy shot at the NACS show in Atlanta, Ga. Management believes the public’s initial reaction to Fusion has been incredible. The Company has started to receive orders from some of the largest C-store chains, drug store chains, sporting goods stores, and health clubs in the nation. In addition, Management has prior relationships with some the nation’s biggest distributors. Management anticipates these realtionships should provide Fusion incredible exposure to every type of consumer that is looking for energy that is: easy to consume, won’t leave you feeling bloated, provides instant energy and will not leave you with a crash after drinking it.

Initial Target Market: Energy
Product: Fusion

The significance of being one of the first brands to market cannot be overlooked. Energy Drinks began their popularity with products like Red Bull in the late 1980’s. Although there are over 600 energy drinks on the market today, it is estimated that Red Bull sold over 5 Billion units in 2007. The concentrated 2 ounce energy shot drink began approximately 3 years ago with about 30 brands in the category today; the first, ‘5 Hour Energy’ is expected to have had sales of well in excess of $100 million for 2007. Bond launched its Fusion Energy Shot at the National Association of Convenience Stores in November of 2007 where it was voted Best Taste.

Fusion Product Features:

•	3X the kick of the typical canned energy drink in a small 2oz. shot!

•	Metabolizes faster than canned energy drink

•	Zero carbs, Zero grams of sugar, only 8 calories per serving

•	No crash- as associated with all sugar based energy drinks

•	The strongest / longest lasting energy shot available on the market

•	Recently voted the #1 tasting energy shot in the category at the 2007 NACS Show!

•	Available in Berry flavor now, with Limon flavor launching in May 2008

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

Partners vs. Representation

Most new companies conceive an idea, test market and then seek out a distributor or attempt to get retail space directly. This means that the brokers who will represent and support the new product through the distribution channels are not directly involved in the development of the product or emotionally invested in the lifecycle of the product. By contrast, Bond Laboratories is partnering in advance with well established brokers in each of the five major areas of distribution, not only contracting for their services at market rates, but incentivizing them with equity in the company that they can vest into over the course of the success of each products life. Too often, the product representative opens the difficult door for a new product/company, only to watch them grow substantially, but not getting the opportunity to participate in the increased overall value of the ‘brand’, due to their initial and ongoing efforts. Management believes that as initial shareholders in the Company, these distributors will keep its products at the top of their priority list and take every effort to make sure that new ideas and concepts are being considered by Bond Laboratories before anyone else.

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

Additional Information

Bond Laboratories files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

For the quarter ended March 31, 2008 and 2007 we generated $226,717 and $473 for the three months ended respectively. Our future revenue plan is dependent on our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities.

General and Administrative were $393,936 and $165,760 for the three months ended March 31, 2008 and 2007, respectively. The increase in general and administrative expenses relates to employing full time employees and officers during 2007 and 2008, and relates to increased costs of being a public reporting company, including costs associated with our filings with the Securities and Exchange Commission which matches with our overall business plan, and increase in the use of consulting firms.

Sales and Marketing was $676,298 and $11,203 for the three months ended March 31, 2008 and 2007 respectively. The increase in sales and marketing services relates to costs associated with hiring investor relations firms, marketing firms, advertising firms, company sponsors, and stock related services also increased travel to promote the sales of our products.

Depreciation and amortization was $9,172 and $4,352 for the three months ended March 31, 2008 and 2007, respectively. The increase in depreciation and amortization relates to the purchase of new equipment to prepare our product associated with our marketing plan.

Research and development was $80,774 and $0.00 for the three months ended March 31, 2008 and 2007, respectively. The increase in research and development relates to increase in our business model to develop and product our products for consumption and sales to the general public for increase healthiness and energy.

The Company incurred losses of approximately $1,076,779, and $222,213 for the three months ended March 31, 2008 and 2007, respectively. Our losses since our inception through March 31, 2008 amount to $5,853,392. The increase in the loss reflects our investment in product development, packaging, contract manufacturing,and marketing.

Liquidity and Capital Resources

The Company has maintained a minimum of three months of working capital in the bank since September of 2005. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has succeeded in securing capital as needed, but there is no guarantee this will continue. Our monthly cash requirement amount is approximately $125,000. During the three months ended March 31, 2008, the Company sold 388,000 common shares for $388,000. Because the Company continues to rely upon private investors for additional capital to grow the business, it can not and will not accept trade credit from any vendors. All significant purchases are pre-paid or a 50% deposit is made with the balance available in the bank account.

The Company's operating activities used $968,928 and $190,270 in the three months ended March 31, 2008 and 2007 respectively.  The difference is mainly attributable to the increase in operating expenses in the current year.

Cash used by investing activities was $1,175 and $83,569 for the three months ended March 31, 2008 and 2007, respectively. The decrease is due to a decrease in purchase of equipment to develop our products.

Cash provided by financing activities was $388,000 and $335,000 for the three months ended March 31, 2008 and 2007, respectively. The increase is due to an increase in raising funds from our shareholders to develop our products for sale in the market.

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

In the quarter ended March 31, 2007 our convertible debt holders converted their debt to equity. Specifically, they converted $839,313 of convertible debt to 1,238,600 common shares. Our President converted his accrued salary of $230,000 to 230,000 common shares. Small World Traders had an outstanding debt of $119,606 and converted the outstanding debt to 200,000 common shares of the Cmpany. The conversion of this debt was a non cash transaction.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the sale of our nutricutical products.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006(the “Form SB-2”) and in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 28, 2008 (the “Fiscal 2007 10-KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10-K and the Form SB-2 except as disclosed below.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

II. Risks Associated with Our Current Stage of Business

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of Scott Landow and other key executives. The loss of the services of Scott Landow or other key executives would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the Nutraceutical Dietary Supplement business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

The nutritional supplements industry is intensely competitive. We have many well-established competitors with substantially greater financial and other resources than it. These factors may make it more difficult for us to successfully implement its business plan and may adversely affect its results of operations.

The nutritional supplements industry is a large, highly fragmented and growing industry, with, to management’s knowledge, no single industry participant accounting for more than 10% of total industry retail sales. Participants include specialty retailers, supermarkets, drugstores, mass merchants (wholesalers), multi-level marketing organizations, mail order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Increased competition from companies that distribute through retail or wholesale channels could have a material adverse effect on our financial condition and results of operations. We are a development stage business and the only revenues we have received from product sales since inception were nominal. Accordingly, we have not been operational long enough to experience any of the above problems. However, since we are a development stage business, most, if not all companies in our industry have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities greater than ours. In addition, our competitors may be more effective and efficient in integrating new products. We may not be able to compete effectively and any of the factors listed above may cause price reductions, reduced margins and difficulties in gaining market share.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the period ended March 31, 2008, the Company issued 388,000 shares of its common stock for $388,000 The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued 308,000 shares of its common stock as consideration to consultants for services rendered and cancelled 747,500 shares. The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

There were no additional changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

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

Registrant Date: May 15, 2008	Bond Laboratories, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)