Form 10-Q
period 2008-06-30
BOND LABORATORIES, INC.
filed 2008-08-14
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________

                      (Mark One)
X	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

                                                      For the quarterly period ended June 30, 2008

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2008
Common stock, $0.001 par value	24,680,706

BOND LABORATORIES, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED JUNE 30, 2008

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	June 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$2,549,867	$590,197
Accounts receivables - net	278,803	4,532
Prepaid expenses and other current assets	315,750	624,527
Total current assets	3,144,420	1,219,256

PROPERTY AND EQUIPMENT, net	83,047	92,977

Deposits	5,728	2,727
TOTAL ASSETS	$3,233,195	$1,314,960

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$30,000	$30,000
Accrued expenses and other liabilities	2,145	253
Total current liabilities	32,145	30,253

TOTAL LIABILITIES	32,145	30,253

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
5,000,000 issued and outstanding	50,000	50,000
Common stock, $.01 par value, 75,000,000 shares authorized;
24,680,706 and 20,231,450 issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	246,807	202,314
Additional paid-in capital	10,435,065	5,809,008
Accumulated deficit	(7,530,822)	(4,776,615)
Total stockholders' equity	3,201,050	1,284,707

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,233,195	$1,314,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.			.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
	Three Months		Six Months
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$404,887	$532	$632,130	$1,005
Total	404,887	532	632,130	1,005

Cost of Goods Sold	387,561	-	537,397	308
Gross Profits	17,326	532	94,733	697

OPERATING EXPENSES:
General and administrative	174,734	193,541	378,497	356,108
Selling and marketing	1,501,568	25,920	2,368,014	37,361
Depreciation and amortization	2,477	5,695	11,649	10,047
Research and development	19,527	60,758	100,302	63,758
Total operating expenses	1,698,306	285,914	2,858,462	467,274
OPERATING LOSS	(1,680,980)	(285,382)	(2,763,729)	(466,577)

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	-	42,631
Interest income	-	(4,156)	(2,021)	(5,769)
Rental income	(3,000)		(7,500)
Total other expense	(3,000)	(4,156)	(9,521)	36,862

INCOME TAX (BENEFIT) PROVISION	-	-	-	-

NET LOSS	$(1,677,980)	$(281,226)	$(2,754,208)	$(503,439)

NET LOSS PER SHARE:
Basic:	$(0.08)	$(0.03)	$(0.13)	$(0.07)

Diluted:	$(0.07)	$(0.03)	$(0.11)	$(0.06)

Weighted Average Common Shares
Outstanding basic and diluted
Basic	21,741,385	8,132,954	20,964,981	7,480,777
Diluted	24,779,885	9,368,804	24,003,481	8,716,627

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
	2008	2007
	(unaudited)	(unaudited)
Net (loss)	$(2,754,208)	$(503,439)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	11,649	10,047
Common stock issued for compensation	1,423,264	-
Changes in assets and liabilities:
Accounts receivables	(274,271)	-
Prepaid expenses	308,777	12,591
Deposits	(3,001)	(42,728)
Accrued liabilities	1,892	15,000
Net cash used in operating activities	(1,285,898)	(508,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	(1,719)	(122,569)
Net cash used in investing activities	(1,719)	(122,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Common Stock	3,498,000	595,891
Cost of raising capital	(250,713)	-
Proceeds from convertible notes payables	-	335,000
Net cash provided by financing activities	3,247,287	930,891

INCREASE IN CASH	1,959,670	299,793
CASH, BEGINNING OF YEAR	590,197	60,753
CASH, END OF YEAR	$2,549,867	$360,546

Supplemental disclosure of non-cash investing and financing activities

Issuance of company stock for interest	$-	$24,313
Conversion of debt into company's common shares	$-	$815,000
Issuance of company stock for compensation	$-	$230,000
Issuance of company stock for notes payable affiliates	$-	$19,606

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Bond Laboratories, Inc. (“The Company”) was incorporated in the state of Nevada on July 26, 2005.  The Company has its wholly owned subsidiary Got Fusion, Inc. that was incorporated in August of 2007 and was operating in the six months ended June 30, 2008.  The Company is focused on the development of fortified foods and beverage, in three major categories: energy drinks, pain relief, and weight loss.  Energy drinks were chosen as the initial target category, as management deemed it to be the easiest barrier to entry.  Bond Labs develops and markets products that address the constantly changing needs of consumers, and contracts out manufacturing and fulfillment to keep margins high and overhead low.  On November 8, 2007 Bond Laboratories launched the Fusion 2 ounce.6+ hr. energy shot at the NACS show in Atlanta, Ga. Fusion  has received  orders and subsequent re-orders from some of the biggest C-store chains, drug store chains, sporting goods stores, casinos, and health clubs in the nation.  Fusion has also established relationships with all of the nation’s largest distributors. Bond Laboratories, Inc. now trades under the symbol BNLB.OB on the OTC:BB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NOTE 4 - RELATED PARTY TRANSACTIONS

Bond is managed by its key shareholder and as of June 30, 2008 its officer and director.  This shareholder is a sole shareholder of Small World Traders.

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

NOTE 6 - EQUITY

During six months ended June 30, 2008 and 2007:

Quarter Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock issued and Cancelled for services
March 31, 2007	-	-	1,878,600,	-
June 30, 2007	1,302,000	595,891	-	14,125
Total Issued	1,302,000	595,891	1,878,600	14,125

March 31, 2008	388,000	388,000	-	(439,500)
June 30, 2008	3,254,456	3,110,000		1,246,300
Total Issued	3,642,456	3,498,000	-	806,800

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

During the period ended June 30, 2008, the Company issued 3,254,456 shares of its common stock for $3,110,000.  The Company has issued 1,246,300 shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered.   The value of these shares issued were expensed in the period incurred.

The Company issued 3,000,000 of its shares in a private placement memorandum that funded the Company on June 26, 2008.  The Company had cost of raising capital of $250,713 that was paid to brokers and attorneys.  The Company issued 1,800,000 warrants as the cost of raising capital that had a strike price of $1.25.

There were no options granted in the six months ended June 30, 2008.  The Company had a total of 3,038,600 warrants outstanding as of June 30, 2008 with 1,238,600 having a strike price of $1.00 and 1,800,000 having a strike price of $1.25.  These warrants have a five year life which expires 2012 and 2013 respectively.

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

Overview

With the advent of the internet and the subsequent exponential flow of unlimited information, lifestyles changes have unquestionably increased far more than that in the most recent 20 years.  The end effect this has had on lifestyle changes  and products that support that lifestyle change cannot be overstated.  The result is a lifestyle that moves faster than thought possible just ten years ago and a generation that embraces products that enable them not just to keep up, but to thrive in this rapidly developing environment. Recent examples of these changes are as follows:

•	Thirsty: why drink a 16 once carbonated drink when you can drink an energy drink that contains essential vitamins?
•	Hungry: why eat regular cereal loaded with sugar when you can eat cereal fortified with 50% of your daily recommended vitamins?

Capitalizing on this fast moving trend, Bond Laboratories brought together a veteran  team of seasoned individuals with a solid track record of converting ideas into highly profitable, consumption-driven products. Bond’s goal is to be on the leading edge of innovation.  Bond is now pursuing its unique vision for the next generation of preventative health products; Healthy Beverages and Foods.

Convenience: The demand for easier, faster, quicker acting and disposable products has been the mantra of consumers in the United States and throughout the world. Convenience, time saving products, and “quick fixes” are important to 82% of European and U.S. consumers. Convenience is also impacting personal care consumption; 57% of European and U.S. consumers report that they groom while on-the-move and 58% admit to grooming at-work. Bond Laboratories is ideally positioned to leverage the opportunity of providing products to this broad consumer base.

Bond Laboratories is set up to cater to all five of the major distribution channels; focusing on the three most profitable categories of the industry- Energy, Pain Relief and Weight loss. Based upon our extensive research, we strongly believe that our liquid energy product would make for an extremely successful initial product offering to the public markets.

Initial Target Market: Energy
Product: Fusion 6+ Hour Energy Shot

According to the Beverage Marketing Corporation (2007), the market for energy drinks in 2006 exceeded $2.5 billion, which represented a 516% gain from 2000.  New product introductions,  have numbered in the hundreds, accounted for a significant percentage of the sales growth.  The principal marketing channels in 2006 were convenience/gasoline stores (35.7%), mass merchandisers (16.5%), and supermarkets (11.3%), with most of the growth occurring in mass merchandiser and supermarket channels.

Energy "Shots" have been particularly successful since their launch in 2004, rapidally growing to 11.7% of total energy drink spending.  Benefits include convenient portability (small size), less carbohydrates and sugar than full-sized drinks, added vitamins and minerals, easy consumption of the small volume of liquid (two ounces), and no need for refrigeration.  Retailers enjoy the small footprint of the marketing cubes, high margins, and rapid inventory turns.  The small footprint allows retailers to merchandise the shots in high-impulse locations.

The significance of being one of the first brands to market cannot be overlooked.  Energy Drinks began their popularity with products like Red Bull in the late 1980’s.  Although there are over 600 energy drinks on the market today, it is estimated that Red Bull sold over 5 Billion units in 2007.  The concentrated 2 ounce energy shot drink began approximately 3 years ago with about 30 brands in the category today; the first, ‘5 Hour Energy’ is expected to have had sales of well in excess of $100 million for 2007.  Bond launched its Fusion 6+ Hour Energy Shot at the National Association of Convenience Stores in November of 2007 where it was voted Best Taste.

Fusion 6+ Hour Energy Shot Product Features:

•	3X the kick of the typical canned energy drink in a small 2oz. bottle!

•	Metabolizes faster than canned energy drink

•	Zero carbs, Zero grams of sugar, only 8 calories per serving

•	No crash- as associated with all sugar based energy drinks

•	The strongest / longest lasting energy shot available on the market

•	Voted the #1 tasting energy shot in the category at the 2007 NACS Show!

•	Available in Berry and Limon

Retailers have found that the energy shot product category is #1 in both dollar sales at the front-end checkout and in dollar sales per square inch of display space.  (Source: A.C. Nielsen, May 2007).  A 6-piece counter display for Fusion® is 12.75 square inches, and a 12-piece counter display is 25.9 square inches).  Fusion® also has an attractive gross profit for the retailer.  With a regular wholesale price of $1.50 per unit and a suggested retail price of $2.99, the retailer's gross profit is 49.8%.

Competition

Bond Laboratories will encounter competition in each market that they enter.  Patent and Trademark applications that cover new embodiments of technology will be pursued wherever possible.  While the Company cannot assure that the patents and applications will block competitive products, they should help the Company become a significant participant in the marketplace.

The industry leader is Red Bull with annual sales of approximately $5 billion.  The other leaders in the category include Monster, (manufactured and distributed by Hanson Beverages), RockStar, (now distributed by Coca Cola along with its own brand ‘Full Throttle’), Amp, (manufactured and distributed by Pepsi) and SoBe, (also manufactured and distributed by Pepsi).    To managements’ knowledge and observation, almost all energy products are sold in 8 – 24 ounce cans.  As of the end of 2007, there were more than 600 brands in the energy can drink business, with close to 200 going out of business that year and 200 new entries to take their place.  Fusion is sold in a 2 ounce shot with the same ‘kick’ as a 24 ounce energy drink.  This gives ‘Fusion’ a major advantage that is stressed to the consumers in all marketing materials.  Not only is it easier to carry around a small bottle, vs. several cans, (which must stay cold), but cans use science and technology from over ten years ago.  Where the energy can market is dominated by major brands with sales exceeding $500 mm - $5 billion, the shot market only has approximately 30 brands, of which only one, 5 Hour Energy, has sales exceeding $100 mm.  Since 1995, there have been great discoveries in energy producing nutrients.  More important, studies have clearly demonstrated that most ingredients are not stable in normal carbonated beverage products and that the longer they stay in contact with liquid, the less potent they become.

Marketing Program

Wasserman Media Group In November 2007, Bond entered into a consulting and marketing agreement with Wasserman Media Group ("WMG") to formulate and implement a product design/promotion/sponsorship/media plan for the Fusion® line of energy products.  The plan targets media and events marketing relating to action sports.  WMG is a leading global sports management company, representing a large number of athletes in a wide variety of sports, including baseball, basketball, BMX, motocross, rugby, skateboarding, snowboarding, soccer, and surfing.  The firm has closed more than $2 billion in sponsorship revenue.

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

Results of Operations

Revenues for the three months ended June 30, 2008 increased to $404,887 from $532 for the three months ended June 30, 2008 and 2007 respectively. Revenues for the six months ended June 30, 2008 increased to $632,130 from $1,005 for the six months ended June 30, 2007 respectively. Our future revenue plan is dependent on our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities.  We have introduced our new products for Go Fusion which has increased our revenues for the three and six months ended June 30, 2008.

General and administrative expenses for the three months ended June 30, 2008 increased to $174,734 from $193,541 for three months ended June 30, 2007.  General and administrative expenses for six months ended June 30, 2008 increased to $378,497 from $356,108 the six months ended June 30, 2007, respectively.  The increase in general and administrative expenses relates to employing full time employees and officers during 2007 and 2008, and relates to increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan, and increase in the use of consulting firms.

Selling and marketing expenses for three months ended June 30, 2008 increase to $1,501,568 from $25,920 for three months ended June 30, 2007.  Selling and marketing expenses for six months ended June 30, 2008 increased to $2,368,014 from $37,361 for the six months ended June 30, 2007, respectively.  The increase in sales and marketing services relates to costs associated with hiring investor relations firms, marketing firms, advertising firms, company sponsors, and stock related services also increased travel to promote the sales of our products.  The company has advertising expenses for the six months end of $1,562,327 as the Company has implemented its marketing and sponsorship plan.  The Company issued 680,000 in common stock for sponsorship of our products which was valued at $1.00 per shares and represented 680,000 of the increase in selling and marketing expenses.  The Company also paid nearly 400,000 in marketing expenses with Wasserman Media.

Depreciation and amortization for three months ended June 30, 2008 increased to $2,477 from $5,695 for three months ended June 30, 2007.  Depreciation and amortization expenses for six months ended June 30, 2008 increased to $11,649 from $10,047 for the six months ended June 30, 2007, respectively.  The increase in depreciation and amortization relates to the purchase of new equipment to prepare our product associated with our marketing plan.

Research and development for three months ended June 30, 2008 decreased to $19,527 from $60,758 for three months ended June 30, 2007.  Research and development for six months ended June 30, 2008 decreased to $100,302 from $63,758 for the six months ended June 30, 2007, respectively.  The decrease in research and development relates to increase in our business model to develop and product our products for consumption and sales to the general public for increase healthiness and energy.

The Company incurred losses of approximately $1,677,980, and $281,226 for the three months ended June 30, 2008 and 2007, respectively and incurred losses of $2,754,208 and $503,439 for the six months ended June 30, 2008 and 2007, respectively.  Our losses since our inception through June 30, 2008 amount to $7,530,822.  The increase in the loss reflects our investment in product development, packaging, contract manufacturing and marketing.

Liquidity and Capital Resources

The Company has maintained a minimum of three months of working capital in the bank since September of 2005.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, the Company has succeeded in securing capital as needed.  Our monthly cash requirement amount is approximately $125,000.  Based on our recent financing, we have over 18 months worth of working capital in the bank.  During the three months ended June 30, 2008, the Company sold 3,642,456 common shares for $3,498,000.

The Company's operating activities used $1,285,898 and $508,529 in the six months ended June 30, 2008 and 2007 respectively.  The difference is mainly attributable to the increase in operating expenses in the current year.

Cash used by investing activities was $1,719 and $122,569 for the six months ended June 30, 2008 and 2007, respectively. The decrease is due to a decrease in purchase of equipment to develop our products.

Cash provided by financing activities was $3,247,287 and $930,891 for the six months ended June 30, 2008 and 2007, respectively. The increase is due to an increase in raising funds from our shareholders to develop our products for sale in the market.  The Company sold stock and received proceeds of $3,498,000 and had cost of capital of $250,713 for the six months ended June 30, 2008 as compared to $335,000 in the proceeds from convertible notes payable and sold stock and received precedes $595,981 for the six months ended June 30, 2007.

In the quarter ended March 31, 2007 our convertible debt holders converted to equity.  In the conversion of $839,313 of convertible debt to 1,238,600 common shares both free trading and restricted.  Our CEO has converted the accrued salary of $230,000 to 230,000 common shares.  Small World Traders had an outstanding debt of $119,606, and chose to convert  this outstanding debt to 200,000 common shares of the company.  The conversion of this debt was a non cash transaction.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006(the “Form SB-2”) and in our Annual Report on Form 10–KSB for the year ended December 31, 2007, which was  filed with the Securities and Exchange Commission on March 28, 2008 (the “Fiscal 2007 10–KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–K and the Form SB-2 except as disclosed below.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended June 30, 2008, the Company issued 3,642,456 shares of its common stock for $3,498,000.  The company also issued 1,800,000 in warrants with a strike price of $1.25 which was expensed.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the three months ended March 31, 2008 the Company has issued 308,000 shares of its common stock as consideration to consultants for services rendered and cancelled 747,500 shares.  The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the three months ended June 30, 2008, the Company has issued 1,246,300 shares of its common stock as consideration to consultants for services rendered.  The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

There were no additional changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

Registrant Date: August 13, 2008	Bond Laboratories, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)