Form 10-Q
period 2008-11-13
BOND LABORATORIES, INC.
filed 2008-11-14
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________

                     (Mark One)
                       ☒ Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2008
Common stock, $0.001 par value	24,195,706

BOND LABORATORIES, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 2008

                                               TABLE OF CONTENTS

                 PART I
                      FINANCIAL INFORMATION                                      PAGE

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………... 20-24

Exhibit 32 – Sarbanes-Oxley Act……………………………………………………………..20-24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:
	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$1,490,068	$590,197
Accounts receivables - net	315,373	4,532
Inventory	611,507
Prepaid expenses and other current assets	150,000	624,527
Total current assets	2,566,948	1,219,256

PROPERTY AND EQUIPMENT, net	78,094	92,977

Deposits	5,727	2,727
TOTAL ASSETS	$2,650,769	$1,314,960

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$402,953	$30,000
Accrued expenses and other liabilities	2,180	253
Total current liabilities	405,133	30,253

TOTAL LIABILITIES	405,133	30,253

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
5,000,000 issued and outstanding	50,000	50,000
Common stock, $.01 par value, 75,000,000 shares authorized;
24,195,706 and 20,231,450 issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	241,957	202,314
Additional paid-in capital	10,439,915	5,809,008
Accumulated deficit	(8,486,236)	(4,776,615)
Total stockholders' equity	2,245,636	1,284,707

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,650,769	$1,314,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
	Three Months		Nine Months
	2008	2007	2008	2007

Revenue	$501,290	$2,114	$1,126,659	$3,119
Total	501,290	2,114	1,126,659	3,119

Cost of Goods Sold	294,886	759	598,803	1,067
Gross Profits	206,404	1,355	527,856	2,052

OPERATING EXPENSES:
General and administrative	298,267	237,935	1,622,730	594,044
Selling and marketing	890,485	47,263	2,523,322	84,623
Depreciation and amortization	4,953	3,715	16,602	13,762
Research and development	-	84,660	120,634	148,419
Total operating expenses	1,193,705	373,573	4,283,288	840,848
OPERATING LOSS	(987,301)	(372,218)	(3,755,432)	(838,796)

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	-	42,631
Interest income	(31,885)	(3,805)	(33,907)	(6,574)
Rental income	-	(1,500)	(11,903)	(4,500)
Total other expense	(31,885)	(5,305)	(45,810)	31,557

NET LOSS	$(955,416)	$(366,913)	$(3,709,622)	$(870,353)

NET LOSS PER SHARE:
Basic and diluted - loss per share	$(0.04)	$(0.04)	$(0.17)	$(0.12)

Basic and diluted - weighted average	24,680,706	8,789,573	22,217,167	7,480,777

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Net (loss)	$ (3,709,622)	$ (870,353)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	16,602	13,762
Common stock issued for compensation	1,423,264	7,925
Changes in assets and liabilities:
Accounts receivables	474,527	(2,298)
Inventory	(611,507)
Prepaid expenses	-	12,592
Other current assets	(310,841)	-
Deposits	(3,001)	(47,728)
Accounts payables	372,954	-
Accrued liabilities	1,927	15,020
Net cash used in operating activities	(2,345,697)	(871,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(1,719)	(122,569)
Net cash used in investing activities	(1,719)	(122,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	3,498,000	700,892
Cost of raising capital	(250,713)	-
Proceeds from convertible notes payables	-	335,000
Net cash provided by financing activities	3,247,287	1,035,892

INCREASE IN CASH	899,871	42,243
CASH, BEGINNING OF YEAR	590,197	60,753
CASH, END OF YEAR	$ 1,490,068	$ 102,996

Supplemental disclosure of non-cash investing and financing activities

Issuance of company stock for interest	$ -	$ 24,313
Conversion of debt into company's common shares	$ -	$ 815,000
Issuance of company stock for compensation	$ -	$ 230,000
Issuance of company stock for notes payable affiliates	$ -	$ 119,606

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

NOTE 1 -  DESCRIPTION OF BUSINESS

Bond Laboratories, Inc. (“The Company”) was incorporated in the state of Nevada on July 26, 2005.  The Company has its wholly owned subsidiary Got Fusion, Inc. that was incorporated in August of 2007 and was operating in the nine months ended September 30, 2008.  The Company is focused on the development of fortified foods and beverage, in three major categories: energy drinks, pain relief, and weight loss.  Energy drinks were chosen as the initial target category, as management deemed it to be the easiest barrier to entry.  Bond Labs develops and markets products that address the constantly changing needs of consumers, and contracts out manufacturing and fulfillment to keep margins high and overhead low.  On November 8, 2007 Bond Laboratories launched the Fusion 2 ounce.6+ hr. energy shot at the NACS show in Atlanta, Ga. Fusion  has received  orders and subsequent re-orders from some of the biggest C-store chains, drug store chains, sporting goods stores, casinos, and health clubs in the nation.  Fusion has also established relationships with all of the nation’s largest distributors. Bond Laboratories, Inc. now trades under the symbol BNLB.OB on the OTC:BB market.

NOTE 2 -  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No.161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Bond is managed by its key shareholder and as of September 30, 2008 its officer and director.  This shareholder is a sole shareholder of Small World Traders.

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

NOTE 6 - EQUITY

During nine months ended September 30, 2008 and 2007:

Quarter Ended	Stock issued	Cash Received	Stock for	Stock issued and
	for Cash		Conversion of	cancelled for
			Dept	services
March 31, 2007		-	1,878,600	-
June 30, 2007	607,500	$ 595,891	-	708,625
September 30, 2007	105,000	105,000	-	817,500
Total Issued	712,500	$ 700,891	1,878,600	1,526,125

March 31, 2008	388,000	$ 388,000	-	(439,500)
June 30, 2008	3,254,456	3,110,000	-	1,246,300
September 30, 2008	-	-	-	(485,000)
Total Issued	3,642,456	$ 3,498,000	-	321,800

During the three months ended March 31, 2007, the Company issued 1,238,600 shares of its common stock for the conversion of debt in the amount of $815,000 plus accrued interest of $24,313 with the total conversion of $839,313.  The company issued 230,000 common shares for the conversion of debt from the accrued salary of the company’s CEO of $230,000.  Also the Company issued 200,000 common shares for the conversion of affiliate debt of $119,606.  The Company agreed to convert all remaining debt of the company to solidify the financial presentation.  The Company did not receive proceeds from this conversion of debt.  The Company converted debt from prior periods which this conversion is a non-cash transaction as reflected in the statement of Cash Flow.

During the three months ended September 30, 2007, the Company issued 607,500 shares of its common stock for $595,891. The Company issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered. During the period ended September 30, 2008, the Company granted to consultants, 708,625 shares of common stock valued at par value since the stock did not have a trading symbol. The value of these shares issued were expensed in the period incurred.

During the three months ended September 30, 2007, the Company issued 105,000 shares of its common stock for $105,000. The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered. During the period ended September 30, 2007, the Company granted to consultants, 817,500 shares of common stock valued at par value since the stock did not have a trading symbol. The value of these shares issued were expensed in the period incurred.

There were no options granted in the nine months ended September 30, 2007.

During the three months ended March 31, 2008, the Company issued 388,000 shares of its common stock for $388,000.  The Company has issued 308,000 shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered.   During the period ended March 31, 2008, the Company cancelled 747,500 shares of common stock valued at par value since the stock did not have a trading symbol.  The value of these shares issued were expensed in the period incurred.

During the three months ended September 30, 2008, the Company issued 3,254,456 shares of its common stock for $3,110,000.  The Company has issued 1,246,300 shares of its common stock as consideration to consultants for the fair value of the services rendered.  The company cancelled 485,000 common shares.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of service rendered.   The value of these shares issued were expensed in the period incurred.

The Company issued 3,000,000 of its shares in a private placement memorandum that funded the Company on June 26, 2008.  The Company had cost of raising capital of $250,713 that was paid to brokers and attorneys.  The Company issued 1,800,000 warrants as the cost of raising capital that had a strike price of $1.25.

There were no options granted in the nine months ended September 30, 2008.  The Company had a total of 3,038,600 warrants outstanding as of September 30, 2008 with 1,238,600 having a strike price of $1.00 and 1,800,000 having a strike price of $1.25.  These warrants have a five year life which expires 2012 and 2013 respectively.

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2008, we executed and closed an asset purchase agreement (the "Agreement") with NDS Nutritional Products, Inc., a Nebraska corporation ("NDS Nutritional Products") and the principles, whereby pursuant to the terms and conditions of that Agreement, we acquired the assets, properties and rights of NDS Nutritional Products relating to the business of NDS Nutritional Products (except for certain excluded assets as disclosed in the Agreement). In addition, we assumed certain liabilities, as disclosed in the Agreement.

As consideration for the purchase of the assets, we agreed to pay Seven Hundred Thousand Dollars ($700,000) in cash, Three Hundred Fifty Thousand Dollars ($350,000) in the form of a secured promissory note payable in eighteen (18) fixed monthly installments and accruing interest at the rate of six percent (6%) per annum, an amount equal to the book value of those fixed assets of NDS Nutritional Products, in the form of a secured promissory note (the amount of which will be determined prior to Closing), an earn-out payment in the amount of Three Hundred Fifty Thousand Dollars ($350,000) (subject to certain adjustments as disclosed in the Agreement), payable in six (6) consecutive, equal, quarterly installments, an amount equal to the book value of the product inventory of NDS Nutritional Products which consists of component parts (i.e., lids, labels, bottles, boxes, packaging, etc, in the form of a secured promissory note, payable in twelve (12) fixed monthly installments and accruing interest at the rate of six percent (6%) per annum(the amount of which will be determined prior to Closing), and the issuance by the Company of One Million Five Hundred Fifty Thousand (1,550,000) shares of unregistered Common Stock, par value $0.001 per share, of the Company, which shares company stock shall have such transfer rights and be subject to certain restrictions on resale and transfer as set forth in the Agreement and in that certain Stock Rights and Restriction Agreement by and among the Company, NDS Nutritional Products Seller, the principles, and certain Company Shareholders.

The issuance of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

Overview

With the advent of the internet and the subsequent exponential flow of unlimited information, lifestyles changes have unquestionably increased far more than that in the most recent 20 years.  The end effect this has had on lifestyle changes  and products that support that lifestyle change cannot be overstated.  The result is a lifestyle that moves faster than thought possible just ten years ago and a generation that embraces products that enable them not just to keep up, but to thrive in this rapidly developing environment. Recent examples of these changes are as follows:

•	Thirsty...why drink a 16 once carbonated drink when you can drink an energy drink that contains essential vitamins?
•	Hungry…why eat regular cereal loaded with sugar when you can eat cereal fortified with 50% of your daily recommended vitamins?
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

Energy "Shots" have been particularly successful since their launch in 2004, rapidly growing to 11.7% of total energy drink spending.  Benefits include convenient portability (small size), less carbohydrates and sugar than full-sized drinks, added vitamins and minerals, easy consumption of the small volume of liquid (two ounces), and no need for refrigeration.  Retailers enjoy the small footprint of the marketing cubes, high margins, and rapid inventory turns.  The small footprint allows retailers to merchandise the shots in high-impulse locations.

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

Recent Developments

NDS Nutritional Products, Inc.

In October 1, 2008 we purchased the entire interest of NDS Nutritional Products, Inc. (“NDS” or “NDS Nutritional Products, Inc”)   NDS Nutritional Products, Inc was formed in 2001.  NDS Nutritional Products, Inc is a wholesaler and distributor of nutritional products focusing on Weight Loss, Sports Nutrition and General Health. Falling under NDS Nutritional Products, Inc are the Release Weight Loss line sold exclusively to GNC, the Professional Muscular Development line sold exclusively to GNC, the Dr. Health line sold exclusively to GNC, and the Infinite Labs product line sold through Distributors and large retailers in the United States, Canada, and Europe.

NDS Nutritional Products has a strong history and brings tremendous resources to our organization. Established in 1998, NDS focuses its dynamic capabilities on providing cutting-edge quality products in the weight loss, sports nutrition and general health categories. Its emphasis is placed on the education of the consumer in regards to the unique attributes of its diverse product line. Its strength is in the health and nutrition channel, which will nicely complement our current, rapidly growing retail distribution network in convenience stores and mass. We have built this growing network through the introduction of our first offering, the Fusion 6+ Hour 2 oz. Energy Shot.

NDS Nutritional Products, Inc.  is the first of what management believes will be numerous acquisitions that will help us accomplish that goal. NDS is strategically involved with the development of the next generation of preventative health products, Fortified Foods and Beverages. Management believes NDS is an appropriate  fit for our company as we .anticipate, but cannot guarantee,  will immediately add significant revenue to our top line and be accretive to our earnings next year. We will integrate NDS distribution in the health and the nutrition channel alongside our rapidly growing retail distribution network in convenience stores (C-stores). Not only will the NDS acquisition allow us to add 40 additional SKUs in the fast growing sports nutrition market for our International broker network, we have gained a centralized infrastructure in Omaha, NE.

Competition

Management anticipates that we will encounter competition in each market that we enter.  Patent and Trademark applications that cover new embodiments of technology will be pursued wherever possible.  While we cannot assure that the patents and applications will block competitive products, they should help us become a significant participant in the marketplace.

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

Marketing Program

The Company has worked hard to establish a ‘Premium’ Brand image.  Consistent with this has been the sponsorship of elite athletes who have achieved champion status in their individual specialties.

2008 - L&M Racing: Competing in Supercross Motorcycle racing, L&M has two racers, Chad Reed and Nathan Ramsey.  For the 2008 season, Chad Reed was the world champion winning 11 of 18 races.  Nathan Ramsey placed 6th place overall.  The Fusion logo was prominently displayed on jerseys, motorcycles, the team rig and hats as well as the water bottle held on the podium.  Races were broadcast on Speed TV and CBS.

2008-2009 – Tara Dakides: Tara is recognized as the most accomplished female snowboarder ever.  She competes in numerous events every year including the Winter X games which is broadcast on national television.  In addition, during the warmer months, Tara competes on the only all women Baja 1000 team and CORR, (Champion Off Road Racing), seen on Speed TV and NBC.  The Fusion logo was prominently displayed on jerseys, her snowboard, the team rig, hats and cars as well as the water bottle held on the podium.

2008 – Steve McCann: Steve is a worldwide recognized BMX rider who competes in the Dew Tour, the X Games, the US Open and several other events that are picked up by national broadcasters.  He is the 1st athlete in history to make the finals in every BMX specialty on the Dew Tour, ever.  The Fusion logo was prominently displayed on the helmet as well as the water bottle held on the podium.

2008 -  Darrell Lanigan: Amazing Consistency Propelled Darrell Lanigan To First Career World of Outlaws Late Model Series Championship In 2008.  Lanigan’s sparkling ’08 stats show two wins, 25 top-five and 36 top-10 finishes in 43 A-Mains, plus one fast time honor and 17 heat-race wins. He led 168 laps and completed 2,254 of a possible 2,285 laps, with only three of the 31 laps he missed coming in full-points races.

2008-2009 – Jason Ellis: Skate, MMA, Drift car and Radio personality.  Jason competes at several events throughout the year in his various disciplines, but his greatest value to the Company comes as a radio personality on Sirius Satellite radio where he can be heard Monday-Friday for 3 hours per day focusing on Action Sports and the athletes who compete in them.  His estimate audience is 500K – 1 million listeners per day.

2008 – “Ruthless” Robbie Lawler: Mixed Martial Arts, (MMA).  Robbie is the Elite XC Middleweight Champion having won his most recent match against Scott Smith on CBS Saturday night fights, broadcast on July 26th nationwide.  The Fusion logo was prominently displayed on the middle of his shorts where it could be seen for a good portion of the fight.

Revenues

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced.  Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable.  Revenues for services are recognized upon completion of the services.  For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services.  Our company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

Revenues for the three months ended September 30, 2008 increased to $501,290 from $2,114 for the three months ended September 30, 2007 respectively. Revenues for the nine months ended September 30, 2008 increased to $1,126,659 from $3,119 for the nine months ended September 30, 2007 respectively. Our future revenue plan is dependent on our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities.  We have introduced our new products for Go Fusion which has increased our revenues for the three and nine months ended September 30, 2008.

General and administrative expenses for the three months ended September 30, 2008 increased to $298,267 from $237,935 for three months ended September 30, 2007.  General and administrative expenses for nine months ended September 30, 2008 increased to $1,622,730 from $594,044 the nine months ended September 30, 2007, respectively.  The increase in general and administrative expenses relates to employing full time employees and officers during 2007 and 2008, and relates to increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan.

Selling and marketing expenses for three months ended September 30, 2008 increase to $890,485 from $47,263 for three months ended September 30, 2007.  Selling and marketing expenses for nine months ended September 30, 2008 increased to $2,523,322 from $84,623 for the nine months ended September 30, 2007, respectively.  The increase in sales and marketing services relates to costs associated with hiring investor relations firms, marketing firms, advertising firms, company sponsors, and stock related services also increased travel to promote the sales of our products.  Our advertising expenses for the nine months end of $2,265,322 as the Company has implemented its marketing and sponsorship plan.  In the three months ended September 30, 2008, we issued 680,000 in common stock for sponsorship of our products which was valued at $1.00 per shares and represented of the increase in selling and marketing expenses.  We also paid nearly $400,000 in marketing expenses with Wasserman Media.  In addition, we recognized the prepaid sponsorship of $450,000 that was accrued from prior year.

Depreciation and amortization for three months ended September 30, 2008 increased to $4,953 from $3,715 for three months ended September 30, 2007.  Depreciation and amortization expenses for nine months ended September 30, 2008 increased to $16,602 from $13,762 for the nine months ended September 30, 2007, respectively.  The increase in depreciation and amortization relates to the purchase of new equipment to prepare our product associated with our marketing plan.

Research and development for three months ended September 30, 2008 decreased to $0.00 from $84,660 for three months ended September 30, 2007.  Research and development for nine months ended September 30, 2008 decreased to $120,634 from $148,419 for the nine months ended September 30, 2007, respectively.  The decrease in research and development relates to increase in our business model to develop and product our products for consumption and sales to the general public for increase healthiness and energy.

We incurred losses of approximately $955,416, and $366,913 for the three months ended September 30, 2008 and 2007, respectively and incurred losses of $3,709,621 and $870,353 for the nine months ended September 30, 2008 and 2007, respectively.  Our losses since our inception through September 30, 2008 amount to $8,486,236.  The increase in the loss reflects our investment in product development, packaging, contract manufacturing and marketing.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital in the bank since September of 2005.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.  Our monthly cash requirement amount is approximately $125,000.  Based on our recent financing, we have over 18 months worth of working capital in the bank.  During the nine months ended September 30, 2008, we sold 3,642,456 common shares for $3,498,000.

Our cash used in operating activities is $2,345,697 and $871,080 in the nine months ended September 30, 2008 and 2007 respectively.  The increase is mainly attributable to the increase in operating expenses in the current year.

Cash used by investing activities was $1,719 and $122,569 for the nine months ended September 30, 2008 and 2007, respectively. The decrease is due to a decrease in purchase of equipment to develop our products.

Cash provided by financing activities was $3,247,287 and $1,035,892 for the nine months ended September 30, 2008 and 2007, respectively. The increase is due to an increase in raising funds from our shareholders to develop our products for sale in the market.  We sold stock and received proceeds of $3,498,000 and had cost of capital of $250,713 for the nine months ended September 30, 2008 as compared to $335,000 in the proceeds from convertible notes payable and sold stock and received precedes $700,892 for the nine months ended September 30, 2007.

In the quarter ended March 31, 2007 our convertible debt holders converted to equity.  We converted  $839,313 of convertible debt to 1,238,600 of our common shares.  Our CEO has converted the accrued salary of $230,000 to 230,000 common shares.  Small World Traders had an outstanding debt of $119,606, and chose to convert this outstanding debt to 200,000 of our common shares.  The conversion of this debt was a non cash transaction.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the sale of our nutricutical products.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

         Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006 (the “Form SB-2”) and in our Annual Report on Form 10–K for the year ended December 31, 2007, which was  filed with the Securities and Exchange Commission on March 28, 2008 (the “Fiscal 2007 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–K and the Form SB-2 except as disclosed below.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During nine months ended September 30, 2008, the Company issued 3,642,456 shares of its common stock for $3,498,000.  We also issued 1,800,000 in common stock purchaser warrants with a strike price of $1.25 which was expensed.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the three months ended March 31, 2008, the Company has issued 308,000 shares of its common stock as consideration to consultants for services rendered and cancelled 747,500 shares.  The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

During the three months ended September 30, 2008, the Company has cancelled 485,000 common shares.  The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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
Registrant Date: November 14, 2008	Bond Laboratories, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)