Form 10-K
period 2008-12-31
BOND LABORATORIES, INC.
filed 2009-03-27
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number:  0-25474

Bond Laboratories, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
State of Incorporation	IRS Employer Identification No.

777 South Highway 101, Suite 215, Solana Beach, CA  92975
(Address of principal executive offices)

 (858) 847-9000
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $6,460,000. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at March 27, 2009, there were 33,098,261 shares of Common Stock, $0.01 par value per share issued and outstanding and 9,659,477 Series A preferred stock, $0.01 par value per share and 125 Series B preferred stock.

Documents Incorporated By Reference -None

Bond Laboratories, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

-i-

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Bond Laboratories, Inc. or on Bond Laboratories, Inc’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Bond Laboratories, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Bond Laboratories, Inc.'s business and financial performance. Moreover, Bond Laboratories, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Bond Laboratories, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Bond Laboratories, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “Bond”, “Company” or “our company” refers to Bond Laboratories, Inc. and all of its subsidiaries.

Overview

Bond Laboratories brought together a veteran team of seasoned individuals with a solid track record of converting ideas into highly profitable, consumption-driven products. Bond’s goal is to be on the leading edge of innovation.  Bond is now pursuing its unique vision for the next generation of preventative health products; Healthy Beverages and Foods.

Bond Laboratories is set up to cater to all five of the major distribution channels; focusing on the three most profitable categories of the industry- Energy, Pain Relief and Sports Nutrition/Weight loss. Based upon our extensive research, we strongly believe that our liquid energy product would make for an extremely successful initial product offering to the public markets.

Fusion Premium Energy, Inc.

Fusion Premium Energy, Inc., “FPE”, (previously called Got Fusion Inc.)  was incorporated in August of 2007.  FPE is a wholly owned subsidiary of the Company and sells various “fusion” products.

John S. Wilson is the President of the Fusion Premium Energy, Inc. and Scott Slocum is the Executive Vice President of Fusion Premium Energy, Inc. John Wilson joins Fusion Premium Energy, Inc. with over seventeen years of experience at both Coca-Cola and Coca-Cola Enterprises. Most recently, Mr. Wilson was responsible for negotiating exclusive bottling agreements with national customers on behalf of all seventy-three of the Coca-Cola Bottlers in the United States. Scott Slocum joins Fusion with over 24 years experience in the beverage industry including numerous leadership roles within Coca-Cola Enterprises. Mr. Slocum’s strength is his vast experience in the areas of channel distribution, customer management, as well as operations logistics.

Initial Target Market: Energy
Product: Fusion 6+ Hour Energy Boost

According to the Beverage Marketing Corporation (2007), the market for energy drinks in 2006 exceeded $2.5 billion, which represented a 516% gain from 2000.  (The category grew an additional 9% in 2008.)  New product introductions have numbered in the hundreds, accounted for a significant percentage of the sales growth.  The principal marketing channels in 2006 were convenience/gasoline stores (35.7%), mass merchandisers (16.5%), and supermarkets (11.3%), with most of the growth occurring in mass merchandiser and supermarket channels.

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

The significance of being one of the first brands to market cannot be overlooked.  Energy Drinks began their popularity with products like Red Bull in the late 1980’s.  Although there are over 600 energy drinks on the market today, it is estimated that Red Bull sold over 5 Billion units in 2007.  The concentrated 2 ounce energy shot drink began approximately 3 years ago with about 30 brands in the category today; the first, ‘5 Hour Energy’ is expected to have had sales of well in excess of $100 million for 2007.  Bond launched its Fusion 6+ Hour Energy Boost at the National Association of Convenience Stores in November of 2007 where it was voted Best Taste.

Fusion 6+ Hour Energy Boost Product Features:

•	3X the kick of the typical canned energy drink in a small 2oz. bottle!

•	Metabolizes faster than canned energy drink

•	Zero carbs, Zero grams of sugar, only 8 calories per serving

•	No crash- as associated with all sugar based energy drinks

•	The strongest / longest lasting energy shot available on the market

• •	Voted the #1 tasting energy shot in the category at the 2007 NACS Show! Available in Berry and Limon

Retailers have found that the energy shot product category is #1 in both dollar sales at the front-end checkout and in dollar sales per square inch of display space.  The Fusion 6+Hour Energy Boost was first shipped to customers in January of 2008 and was No.7 in the category by the end of its first year on the market.  (Source: A.C. Nielsen, Nov 2008).  A 6-piece counter display for Fusion® is 12.75 square inches, and a 12-piece counter display is 25.9 square inches).  Fusion® also has an attractive gross profit for the retailer.  With a regular wholesale price of $1.40 per unit and a suggested retail price of $2.99, the retailer's gross profit is 49.8%.

NDS Nutritional Products, Inc.

In October 1, 2008 we purchased the entire interest of NDS Nutritional Products, Inc. (“NDS” or “NDS Nutritional Products, Inc”)   NDS Nutritional Products, Inc. was formed in 2001.  NDS Nutritional Products, Inc is a wholesaler and distributor of nutritional products focusing on Weight Loss, Sports Nutrition and General Health. Falling under NDS Nutritional Products, Inc are the Release Weight Loss line sold exclusively to GNC, the Professional Muscular Development line sold exclusively to GNC, the Dr. Health line sold exclusively to GNC, and the Infinite Labs product line sold through Distributors and large retailers in the United States, Canada, and Europe.

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

NDS Nutritional Products, Inc.  is the first of what management believes will be numerous acquisitions that will help us accomplish that goal. NDS is strategically involved with the development of the next generation of preventative health products, Fortified Foods and Beverages. Management believes NDS is an appropriate fit for our company as we .anticipate, but cannot guarantee, will immediately add significant revenue to our top line and be accretive to our earnings next year. We have already begun to integrate NDS distribution in the health and the nutrition channel alongside our rapidly growing retail distribution network in convenience stores (C-stores). Not only will the NDS acquisition allow us to add 40 additional SKUs in the fast growing sports nutrition market for our International broker network, we have gained a centralized infrastructure in Omaha, NE.

Competition

Management anticipates that we will encounter competition in each market that we enter.  Patent and Trademark applications that cover new embodiments of technology will be pursued wherever possible.  While we cannot assure that the patents and applications will block competitive products, they should help us become a significant participant in the marketplace.

The industry leader is Red Bull with annual sales of approximately $5 billion.  The other leaders in the category include Monster, (manufactured and distributed by Hanson Beverages), Rock Star, (now distributed by Coca Cola along with its own brand ‘Full Throttle’), Amp, (manufactured and distributed by Pepsi) and SoBe, (also manufactured and distributed by Pepsi).    To managements’ knowledge and observation, almost all energy products are sold in 8 – 24 ounce cans.  As of the end of 2007, there were more than 600 brands in the energy can drink business, with close to 200 going out of business that year and 200 new entries to take their place.  Fusion is sold in a 2 ounce shot with the same ‘kick’ as a 24 ounce energy drink.  This gives ‘Fusion’ a major advantage that is stressed to the consumers in all marketing materials.  Not only is it easier to carry around a small bottle, vs. several cans, (which must stay cold), but cans use science and technology from over ten years ago.  Where the energy can market is dominated by major brands with sales exceeding $500 mm - $5 billion, the shot market only has approximately 30 brands, of which only one, 5 Hour Energy, has sales exceeding $100 mm.  Since 1995, there have been great discoveries in energy producing nutrients.  More important, studies have clearly demonstrated that most ingredients are not stable in normal carbonated beverage products and that the longer they stay in contact with liquid, the less potent they become.

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

2008 – Tara Dakides: Tara is recognized as the most accomplished female snowboarder ever.  She competes in numerous events every year including the Winter X games which is broadcast on national television.  In addition, during the warmer months, Tara competes on the only all women Baja 1000 team and CORR, (Champion Off Road Racing), seen on Speed TV and NBC.  The Fusion logo was prominently displayed on jerseys, her snowboard, the team rig, hats and cars as well as the water bottle held on the podium.

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

Employees

As of fiscal year end December 31, 2008 the Company had 23 employees. We believe relations with employees are generally good.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006 (the “Form SB-2”) and in our Annual Report on Form 10–K for the year ended December 31, 2007, which was  filed with the Securities and Exchange Commission on March 28, 2008 (the “Fiscal 2007 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–K and the Form SB-2 except as disclosed below.

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

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of Scott Landow, Ryan Zink, John Wilson and other key executives. The loss of the services of Scott Landow, Ryan Zink, John Wilson or other key executives would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the Nutraceutical Dietary Supplement business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

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

We Do Not Intend To Pay Dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Risks regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.
As of fiscal year end December 31, 2008 the Company operates as a company headquartered in Omaha NE.  On May 17, 2006, the Company signed a one year lease to rent space for $1,770 per month.   On July 3, 2006 the Company entered into a lease for 1,875 of office warehouse space in Murrieta, CA.  The term of the lease is for two years with rent of $1,968 per month beginning September 1, 2006 and has since expired.  Upon the completion of the Asset Purchase Agreement the Company entered into a one year lease at a monthly rate of $3,876. This facility was subsequently sublet when the Company changed its distribution model to using a fulfillment house that could not only warehouse product, but pull all orders and facilitate all shipping.   In January, we moved all of the Bond and Fusion back office functions to Omaha, to take advantage to the experienced personnel that we gained through the acquisition of NDS.  All corporate functions are now handled in that facility.  Subsequently, we closed the Huntington Beach office and are in the process of securing a sub-let tenant for the remaining 12 months of the lease.
	Solana Beach	Huntington Beach	Omaha	Total
2007	$1,860	$2,875	$3876	$8,521
2008	$1,860	$2,875	$3,876	$8,521

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bond common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “BNLB.OB.”

At December 31, 2008, there were 25,839,928 shares of common stock of Bond outstanding and there were approximately 261 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bond’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High		Low
Fiscal Year 2008
First Quarter (January – March 2008)		$1.50		$1.50
Second Quarter (April – June 2008)		$.92		$.91
Third Quarter (July – September 2008)		$.95		$.55
Fourth Quarter (October – December 2008)		$.62		$.21
Fiscal Year 2007
First Quarter (January – March 2007)		$00.	$	. 00
Second Quarter (April – June 2007)	$	. 00	$	. 00
Third Quarter (July – September 2007)		$1.75		$3.00
Fourth Quarter (October – December 2007)		$3.25		$3.00

On March 25, 2009, the closing bid price of our common stock was $.18.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bond’s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Salt Lake City, Utah.

Recent sales of unregistered securities
Years Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock issued for Stock Split	Stock issued and cancelled for services

December 31, 2007	2,014,000	$1,651,000	1,878,600	9,067,225	2,517,625

December 31, 2008	4,301,933	$4,157,477	-	-	1,766,022

2007

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

2008

During the year ended December 31, 2008, the Company issued 3,642,456 shares of its common stock for $3,498,000.  Included in the 3,642,456 of shares issued the Company issued separately 3,000,000 of its shares in a private placement memorandum that funded the Company on June 26, 2008.  The Company had cost of raising capital of $250,713 that was paid to brokers and attorneys.  The Company issued 1,800,000 warrants as the cost of raising capital that had a strike price of $1.25.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2008, the Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered.   During the year ended December 31, 2008, the Company granted to consultants, 1,340,522 shares of common stock valued in the aggregate at $1,531,793 with a strike price of par value since the Company was not trading its common stock.  The Company cancelled 1,124,500 common shares from consultants that surrendered their shares to the Company.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2008, the Company has issued 1,550,000 shares of its common stock as consideration in the Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. for the fair value of 790,500.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered.   The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2008, the Company issued 659,477 Preferred A shares for $659,477.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Subscribed Common and Preferred Stock

The Company issued Preferred A shares of 4,000,000 at a $.15 value at the date of issuance.  The Preferred A shares were issued to consultants for services rendered for the company.

The Company issued Preferred B shares of 125 shares at a $10,000 per share value.  These preferred shares are cumulative and perpetual preferred shares.  Along with the Preferrede B shares the Company issued 7,500,000 common shares in the same transactions.  The Company issued these subscribed shares for $1,250,000 in cash.  We allocated the price of these shares between Preferred B of a value of $208 and Common Stock as $1,249,742.

The Company has not issued any options but has issued warrants.  These warrants have a 5 year life and can be exercised at the option of the holder.

Date issued	Warrants Issued	Strike Price	Date Expired
January 31, 2008	1,875,000	1.50	January 31, 2013
June 30, 2008	1,952,359	1.25	June 30, 2013
June 30, 2008	634,516	1.10	June 30, 2013
December 31, 2008	1,900,000	0.375	December 31, 2013
Total Warrants Issued	6,361,875

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of BNLB
Year Ended December 31, 2008 and 2007
	December 31,
	2008	2007

Revenues	$2,530,424	$11,531
Cost of Deliverables	(1,617,503)	(7,845)
Operating and Other Expenses	(7,538,912)	(3,965,287)

Net Loss	$(6,625,991)	$(3,961,601)

Balance Sheet Data:	December 31,
	2008	2007

Current Assets	$2,956,791	$1,219,556
Total Assets	5,361,707	1,314,960
Current Liabilities	2,175,194	30,253
Non Current Liabilities	118,102	-
Total Liabilities	2,293,296	30,253
Working Capital (Deficit)	781,597	1,189,303
Shareholders'Equity (Deficit)	$3,068,411	$1,284,707

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

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

RESULTS OF OPERATIONS

     Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

Our revenues for year ended December 31, 2008 increased to $2,530,424 from $11,530 during fiscal 2007, respectively:

1st qtr sales were $226,717
2nd qtr sales were $404,887
3rd qtr sales were $501,290
4th qtr sales were $1,397,530

This increase in revenue was a direct result of growth in sales and marketing of our products, combined with the addition of NDS Nutritional Products, Inc. products during the fourth-quarter of 2008.

From the beginning of October, through the end of the year, we focused revenue growth on the integration of the NDS/Infinite Labs with the existing Fusion Premium Energy sales team.  Prior to then, Fusion Premium Energy had built its distribution primarily through the convenience store channel and FD&M, (Food, Drug and Mass). NDS/Infinite Labs brought strong ties to the specialty retail channels with its exclusive line of sports nutrition products sold through GNC stores and broader distribution of its other brands through retailers like Vitamin Shoppes.   By the end of the 4th Quarter of 2008, we recognized synergies in the Military and Sporting Goods channels.

Cost of goods sold for the year ended December 31, 2008 increased to $1,617,503 as compared to year ended 2007 of $7,845, respectively. The increase in our cost of goods sold is directly related to the increase in our sales. We continue to develop new products and believe the current difficult economic climate will enable us to negotiate better supplier prices and terms in 2009.

General and administrative expenses for the year ended December 31, 2008 increased to $4,275,707 from $3,450,557 for year ended 2007, respectively. The increase relates to employing full time employees and officers during 2008 rather than consultants, along with a the increased costs associated with our status as a reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan. With the acquisition of NDS, we inherited a seasoned back office with excellent administration skills. In January, we completed the consolidation of all of the our corporate operations to Omaha, NE and expect this to further decrease in our administrative expenses as a percentage of revenues.

Selling and marketing expenses for the year ended December 31, 2008 increased to $3,108,936 from $197,736 for 2007, respectively. The increase is directly associated in the dramatic increase in sales, increased travel to promote the sales of our products, as well as the costs associated with hiring investor relations firms, marketing firms, advertising firms, company sponsors, and stock related services also. Our advertising expenses for the year of $2,265,322 primarily reflect our investment in extreme athlete sponsorships to gain immediate recognition for our Fusion Premium Energy brand, following the direction set by the leaders in the category. Between the athletes in Super Cross, (Chad Reed who became the world champion in 2008), Snow Boarding, Biking, MMA Fighters and World of Outlaws Dirt Car Racing, (Darrel Lanigan who won the championship in Late Car Racing), we spent approximately $1,000,000 and issued 680,000 in common stock for sponsorship of our products which was valued at $1.00 per share and represented the increase in selling and marketing expenses. Looking towards 2009, we believe that in a tighter economy, the most effective marketing spends will be ‘in store’ focused, with large displays that draw the customers attention after they have entered the store, once again following the lead of much larger brands who have already decreased their commitment to endorsements and sponsorships.

Depreciation and amortization for the year ended December 31, 2008 increased to $69,533 from $14,596 for 2007, respectively. The increase in depreciation and amortization relates to the acquisition of new assets from Nutrition Products, Inc. in the fourth quarter of the year.

Research and development for year ended December 31, 2008 decreased to $120,634 from $272,469 for 2007, respectively. The decrease in research and development reflects products developed and expensed in 2007, that were brought to market in 2008.

In total, we incurred losses of approximately $6,625,991, and $3,961,602 for year ended December 31, 2008 and 2007, respectively. During 2008 we made major investments in building our products, brands and distribution, which will not be recurring expenses going forward, but the results of which are reflected in our increased revenues from quarter to quarter. Non-recurring expenses for 2008 made up the majority and totaled $4,406,963, from which over 55% were non-cash expenses paid in stock. $2,462,431 represented non-cash expenses paid from common stock, preferred A and warrants issued for services; $1,944,532 represented onetime expenses for startup Marketing for Fusion; Non-recurring G&A for us, (including legal costs for acquiring NDS and raising new capital); Non-recurring Sales and Marketing for us and Sponsorship expenses that we do not expect to recur in 2009.

Net of our non-recurring expenses, our loss for 2008 would be $2,219,028 vs. $3,961,602 for the year ended December 31, 2008.

The current economy is a two-edged sword. We cannot be naive to slowdown in consumer purchases and how that can affect the overall marketplace. At the same time, we believe this will create opportunities for a company like ours with strong brand momentum. We have already seen numerous competing brands cease to exist because their revenues were too far below breakeven and they could not support their debt load. We have no long term debt and conservative sales projections for 2009 take us past breakeven.

Until the economy does recover, we must take advantage of the reduction in business that our suppliers are experiencing also, to reduce our cost of goods sold, freight charges and packaging. This will also be a time to develop strategic partnerships with distributors and add experienced salespeople from our industry that would not have been affordable in the past, but are now excited to find an opportunity with a company that is focused on growth vs. downsizing. Finally, we cannot overlook the effects this economy may have on competitors or complimenting brands that can no longer expand do to a lack of capital and have no market for an exit strategy.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a minimum of three months of working capital since September of 2005.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.  Our monthly cash requirement amount is approximately $125,000.  During the year ended December 31, 2008, we sold 4,157,477 common and preferred series A shares for $4,301,933.

Our cash used in operating activities is $4,751,144 and $1,413,547 years ended December 31, 2008 and 2007 respectively.  The increase is mainly attributable to the increase in operating expenses including inventory buildup in the current year.

Cash used by investing activities was $1,835,401 and $43,009 years ended December 31, 2008 and 2007, respectively. The increase in asset was a consequence of our Asset Purchase Agreement with Nutritional Products, Inc.

Cash provided by financing activities was $6,259,727 and $1,986,000 years ended December 31, 2008 and 2007, respectively. The increase is due to an increase in raising funds from our shareholders to develop our products for sale in the market.  We sold common and preferred series A stock and received proceeds of $4,301,933 and had cost of capital of $250,713 for the year ended December 31, 2008 as compared to $1,651,000 in the proceeds from convertible notes payable and sold stock years ended December 31, 2008 and 2007.

Recent Developments

We have entered into a Promissory Bridge Note with Vespa Beverages, Inc. (“Vespa”) were as we have loaned Vespa a total sum of $250,000 at an interest rate of 10% per annum.  The outstanding principal amount of this Note together with all accrued but unpaid interest shall automatically be exchange into securities issued in equity or equity linked financing at the option of the Company at the maturity date of December 31, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

BOND LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BOND LABORATORIES, INC.

We have audited the accompanying consolidated balance sheet of Bond Laboratories, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bond Laboratories, Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 15, 2009

200 SOUTH PARK ROAD, SUITE 150 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

BOND LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS:	2008	2007

CURRENT ASSETS
Cash	$263,379	$590,197
Accounts receivables - net	428,790	4,532
Inventory	1,984,245	-
Notes receivables	250,137	-
Prepaid expenses and other current assets	30,240	624,527
Total current assets	2,956,791	1,219,256

PROPERTY AND EQUIPMENT, net	238,328	92,977

Intangibles assets, net	2,160,860	-
Deposits	5,728	2,727
TOTAL ASSETS	$5,361,707	$1,314,960

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$950,947	$30,000
Accrued expenses and other liabilities	238,617	253
Note payable - affiliate	50,769	-
Note payable - current	934,861	-
Total current liabilities	2,175,194	30,253

Notes payable - long term	118,102	-

TOTAL LIABILITIES	2,293,296	30,253

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.01 par value, 10,000,000 shares authorized; 5,659,477 and 5,000,000 issued and outstanding as of December 31, 2008 and 2007, respectively	56,595	50,000
Preferred stock series B, $.01 par value, 1,000 sharesauthorized; none issued and outstanding, 10% Cumulative Perpetual with a Stated Value of $10,000 per share; as of December 31, 2008 and 2007, respectively	-	-
Common stock, $.01 par value, 75,000,000 shares authorized; 25,839,928 and 20,431,450 issued and outstanding as of December 31, 2008 and 2007, respectively	258,399	204,314
Additional paid-in capital	12,306,023	5,807,008
Common stock subscribed, 7,500,000	1,249,792	-
Preferred A stock subscribed, 4,000,000	600,000	-
Preferred B stock subscribed, 125	208	-
Accumulated deficit	(11,402,606)	(4,776,615)
Total stockholders' equity	3,068,411	1,284,707

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,361,707	$1,314,960

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenue	$2,530,424	$11,530
Total	2,530,424	11,530

Cost of Goods Sold	1,617,503	7,845
Gross Profits	912,921	3,685

OPERATING EXPENSES:
General and administrative	4,275,707	3,450,557
Selling and marketing	3,108,936	197,736
Depreciation and amortization	69,553	14,596
Research and development	120,634	272,469
Total operating expenses	7,574,830	3,935,358
OPERATING LOSS	(6,661,909)	(3,931,673)

OTHER (INCOME) AND EXPENSES
Interest expense	8,566	42,631
Interest income	(36,984)	(6,702)
Rental income	(7,500)	(6,000)
Total other (income) expense	(35,918)	29,929

NET LOSS	$(6,625,991)	$(3,961,602)

NET LOSS PER SHARE:
Basic	$(0.28)	$(0.43)

Diluted	$(0.22)	$(0.38)

Basic	23,657,487	9,131,404

Diluted	30,019,362	10,370,004

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
			\ ------- Preferred Stock --------\
	Common Stock		Preferred A		Preferred B
	Shares	Amount	Shares	Amount	Shares	Amount	Add-itional Paid-in Capital	Common Stock Sub-scribed Not Issued	Preferred A Stock Sub-scribed Not Issued	Preferred B Stock Sub-scribed Not Issued	Accum-ulated Deficit	Total
DECEMBER 31, 2006	4,954,000	$49,540	5,000,000	$50,000	-	$-	$-	-		$-	$(815,013)	$(715,473)

Common stock issued for cash	2,014,000	20,140	-	-	-	-	3,310,301	-		-	-	3,330,441

Common stock issued for services	2,917,625	29,176	-	-	-	-	1,630,860	-		-	-	1,660,036

Common stock issued in a 2 for 1 forward split	9,067,225	90,672	-	-	-	-	(90,672)	-		-	-	-

Common stock issued in convertible debt and interest expense	1,478,600	14,786	-	-	-	-	944,133	-		-	-	958,919

Warrants issued 1,238,600 @ $.01							12,386					12,386

Net loss	-	-	-	-	-	-	-	-	-	-	(3,961,602)	(3,961,602)

DECEMBER 31, 2007	20,431,450	$204,314	5,000,000	$50,000	-	$-	$5,807,008	-	$-	$-	$(4,776,615)	$1,284,707

Common stock issued for cash	3,642,456	36,425	-	-	-	-	3,461,575	-	-	-	-	3,498,000

Common stock issued for services	1,340,522	13,405	-	-	-	-	1,531,793	-	-	-	-	1,545,198

Common stock cancelled	(1,124,500)	(11,245)	-	-	-	-	11,245	-	-	-	-	-

Common stock issued in the Asset Purchase Agreement	1,550,000	15,500	-	-	-	-	775,000	-	-	-	-	790,500

Cost of raising capital							(250,713)					(250,713)

Preferred series A shares subscribed not issued 4,000,000 @ $.15									600,000			600,000

Preferred series B shares subscribed not issued 125@ $.17										208		208

Common stock subscribed not issued 7,500,000 @ $.17								1,249,792				1,249,792

Preferred stock issued for cash			659,477	6,595			652,882					659,477

Warrants issued 636,400 @ $.01 January 31, 2008							6,364					6,364

Warrants issued 2,586,875 @ $.01 June 30, 2008							25,869					25,869

Warrants issued 1,900,000 @ $.15 December 31, 2008							285,000					285,000

Net loss	-	-	-	-	-	-	-	-	-	-	(6,625,991)	(6,625,991)

DECEMBER 31, 2008	25,839,928	$258,399	5,659,477	$56,595	-	$-	$12,306,023	$1,249,792	$600,000	$208	$(11,402,606)	$3,068,411

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net loss	$(6,625,991)	$(3,961,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,553	14,596
Common stock issued for services	1,545,198	2,509,477
Warrants issued in conversion of debt	-	12,386
Stock warrants issued	317,233	-
Preferred series A subscribed not issued	600,000	26,625
Changes in operating assets and liabilities:
Accounts receivables	(424,258)	(4,532)
Inventory	(1,984,245)	-
Prepaid expenses	594,286	(24,527)
Deposits	(3,000)	(2,727)
Accounts payables	920,947	15,500
Accrued liabilities	239,133	1,257
Net cash used in operating activities	(4,751,144)	(1,413,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(250,137)	-
Purchase of property and equipment	(178,279)	-
Purchase of intangible asset	(1,406,985)	(43,009)
Net cash used in investing activities	(1,835,401)	(43,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	3,498,000	1,651,000
Cost of raising capital	(250,713)	-
Proceeds from affiliated note payable	50,000	-
Proceeds preferred B and common stock subscribed	1,250,000	335,000
Proceeds from the issuances of preferred A stock	659,477	-
Proceeds from note payable	1,052,963	-
Net cash provided by financing activities	6,259,727	1,986,000

INCREASE (DECREASE) IN CASH	(326,818)	529,444
CASH, BEGINNING OF PERIOD	590,197	60,753
CASH, END OF PERIOD	$263,379	$590,197

Supplemental disclosure of non-cash investing and financing activities

Conversion of debt into common stock	$-	$815,000
Issuance of common stock for repayment of loan affiliates	$-	$117,294
Issuance of company stock for prepaid services	$-	$600,000
Issuance of company stock for accrued liabilities	$-	$230,000
Issuance of company stock for the assets purchase	$790,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 and 2007

NOTE 1 – BACKGROUND

Bond Laboratories, Inc. (“The Company”) was incorporated in the state of Nevada on July 26, 2005.  The Company has its wholly owned subsidiary Fusion Premium Energy, Inc. that was incorporated in August of 2007 and was operating in the year ended December 31, 2008.  In October, 2008 the Company acquired the assets of Nutritional Products, Inc. and it is a wholly owned subsidiary of the Company.  The Company is focused on the development of fortified foods and beverage, in three major categories: energy drinks, pain relief, and weight loss.  Energy drinks were chosen as the initial target category, as management deemed it to be the easiest barrier to entry.  Bond Labs develops and markets products that address the constantly changing needs of consumers, and contracts out manufacturing and fulfillment to keep margins high and overhead low.  On November 8, 2007 Bond Laboratories launched the Fusion 2 ounce.6+ hr. energy shot at the NACS show in Atlanta, Ga. Fusion  has received  orders and subsequent re-orders from some of the biggest C-store chains, drug store chains, sporting goods stores, casinos, and health clubs in the nation.  Fusion has also established relationships with all of the nation’s largest distributors. Bond Laboratories, Inc. now trades under the symbol BNLB.OB on the OTC:BB market.

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries.  The accompanying consolidated financial statements include the active entity of Bond Laboratories, Inc. and its wholly owned subsidiaries Fusion Premium Energy, Inc. and the purchased assets of Nutritional Products, Inc.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs

All advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2008 and 2007 was approximately $1,994,111 and $45,000, respectively.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is relate to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. No allowance for doubtful accounts and bad debts were written off in December 31, 2008 and 2007 as the Company was a development stage company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  Our policy is to evaluate all inventories including raw material (component), and finished goods.  These inventories consisted of energy drinks, pain relief, and weight loss products.  At December 31 2008 and 2007, the value of the company’s inventory was $ 1,984,245 and $0, respectively.

Research and Development

Costs are expensed as incurred.  There was $120,634 in research and development expense for year ended December 31, 2008 as compared to $272,469 for year ended December 31, 2007.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS No.”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.   The Company has recorded goodwill associated with the acquisition of NDS in the amount of $2,190,000 and has recognized no impairment loss as of December 31, 2008.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Solana Beach, California and Omaha Nebraska.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

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
Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.
Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 4 – PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2008 and 2007 as follows:
	December 31,
	2008	2007

Sponsorship Agreement	$-	$600,000
Legal Retainer	30,240	5,000
ProTab laboratories retainer	-	19,527
Total	$30,240	$624,527

The Company entered into a sponsorship agreement with L&M Racing, Inc. The agreement calls for 200,000 common shares issued, as 144 common stock, and are earned ratably through the next 12 months.  The Company issued these shares on December 27, 2007.  The Company also has prepaid legal and manufacturing retainers which are expenses when incurred.

NOTE 5 – INVENTORIES

The Company inventories as of December 31, 2008 and 2007 consists as follows:
	December 31,
	2008	2007

Finished goods	$1,684,802	$-
Components	299,443	-
Total	$1,984,245	$-

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2008 and 2007 as follows:
	December 31,
	2008	2007
Equipment	$374,115	$109,148
Accumulated depreciation	(135,787)	(16,171)
Total	$238,328	$92,977

Depreciation Expense is $32,908 for December 31, 2008 compared to $14,596 for December 31, 2007.

NOTE 7 - ACQUISITON

On October 1, 2008, the Company entered into an Asset Purchase Agreement with Cory Wiedel, and Ryan Zink, (“Shareholders”), and NDS Nutritional Products, Inc. (“NDS”), a Nebraska based sole proprietorship, and its owner.    NDS has a retail distribution establishment that supplies pain relief, and weight loss products.  The Company will purchase substantially all of the tangible properties, equipment, tenant improvements, customer accounts, customer lists, goodwill, software, intellectual property, component inventory and all insurance benefits, including rights and proceeds in or related to the retail operations of NDS, in accordance with the provisions of the agreement.  The estimated purchase price is $2,190,500, which will be payable as follows:

(a)  Seven Hundred Thousand Dollars ($700,000) in cash at the Closing.

(b)  Three Hundred Fifty Thousand Dollars ($350,000) in the form of a secured promissory note payable in eighteen (18) fixed monthly installments and accruing interest at the rate of six percent (6%) per annum.

(c)  An amount equal to the book value of the fixed assets prior to the Closing, in the form of a secured promissory note.

(d) An earn-out payment in the amount of Three Hundred Fifty Thousand Dollars ($350,000) (subject to  adjustment based on Gross Profits from the Business), payable in six (6) consecutive, equal, quarterly installments,

(e)  An amount equal to the book value of the Product Inventory determined prior to the Closing, in the form of a secured promissory note, payable in twelve (12) fixed monthly installments and accruing interest at the rate of six percent (6%) per annum.

(f)  One Million Five Hundred Fifty Thousand (1,550,000) shares of the unregistered common stock, with a par value $0.01 per share.

The consideration had been allocated to assets and liabilities based internal assessments with $250,000 initially allocated to goodwill.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company is seeking to hire a third-party company to prepare a valuation to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the 2008 Acquisitions' respective intangible assets. As of December 31, 2008 the Company recorded intangible assets for a total amount of $2,190,500, upon the final results of the third-party valuation, management will prepare the asset allocation of the respective intangible assets.

The amortization expense for all intangible assets is grouped with the depreciation expense for the related reporting period, and reported in the Statements of Operations and the Statements of Cash Flows as “Depreciation and amortization” expense. The Company calculates the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years in accordance with the agreements with the above intangible assets. The company had total amortization expense of $36,625 in 2008.

NOTE 9 – NOTE PAYABLES

Notes payable consist of the following as of December 31:
	2008	2007
Secured promissory note (Fixed Assets) dated October 1, 2008 at an interest rate of 6.00% per annum until April 1, 2010. Principal and interest are due in monthly payments of $9,514.27.	$145,948	$-
Secured promissory note (Component Inventory) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2009. Principal and interest are due in monthly payments of $25,114.01.	244,370	-
Secured promissory note (Installment) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2010. Principal and interest are due in quarterly payments of $20,381.11.	312,645	-
Other notes payable	350,000	-
Total of Notes Payable	1,052,963	-
Less Current Portion	(934,861)	-

Long-Term Portion	$118,102	$-

Annual maturities of notes payables are as follows for the years ending December 31:

2009	$934,861
2010	118,102
$1,052,963

NOTE 10 – SHARE CAPITAL

On July 26, 2005, the Company authorized 75,000,000 shares of common stock, at $.01 par value and as of December 31, 2008 25,839,928 common shares were issued and outstanding.  In August 2006, the Company authorized 10,000,000 of preferred series A shares at a par value of .01 and 5,659,477 shares were issued and outstanding as of December 31, 2008.  In June 2008, the Company authorized 1000 of preferred series B shares that are 10% Cumulative Perpetual with a State Value of $10,000 per share.

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

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended December 31, 2008 and 2007:

	Warrants	Strike	Date
Date issued	Issued	Price	Expired
January 31, 2008	1,875,000	1.50	January 31, 2013
June 30, 2008	1,952,359	1.25	June 30, 2013
June 30, 2008	634,516	1.10	June 30, 2013
December 31, 2008	1,900,000	0.375	December 31, 2013
Total Warrants Issued	6,361,875

Dividend yield	None
Volatility	0.491
Risk free interest rate	4.18%
Expected asset life	5 years

The Company valued the warrants using Black-Scholes option-pricing model.  The assumptions under Black Scholes are based on the market value of the stock price at the time of issuance, the exercise price of the warrants, life, volatility, risk free interest rate of the warrants.  The Black Scholes option-price model was the best determinable value of the warrants that the Company “knew up front” when issuing the warrants in accordance with EITF 96-18.  The warrants had no vesting schedule and could be exercised at the option of the parties receiving the warrants until either terminated by contract or expiration.  No discounts were applied to the calculation through the Black Scholes option-price model.

Common Stock
Years Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock issued for Stock Split	Stock issued and cancelled for services
December 31, 2007	2,014,000	$1,651,000	1,878,600	9,067,225	2,517,625

December 31, 2008	4,301,933	$4,157,477	-	-	1,766,022

2007

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

2008

During the year ended December 31, 2008, the Company issued 3,642,456 shares of its common stock for $3,498,000.  Included in the 3,642,456 of shares issued the Company issued separately 3,000,000 of its shares in a private placement memorandum that funded the Company on June 26, 2008.  The Company had cost of raising capital of $250,713 that was paid to brokers and attorneys.  The Company issued 1,800,000 warrants as the cost of raising capital that had a strike price of $1.25.

There were no options granted in the year ended December 31, 2008.  The Company had a total of 3,038,600 warrants outstanding as of December 31, 2008 with 1,238,600 having a strike price of $1.00 and 1,800,000 having a strike price of $1.25.  These warrants have a five year life which expires 2012 and 2013 respectively. The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the year ended December 31, 2008, at $.82 through $1.00 per share at the end of the year when the shares were sold.

During the year ended December 31, 2008, the Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered.   During the year ended December 31, 2008, the Company granted to consultants, 1,340,522 shares of common stock valued in the aggregate at $1,531,793 with a strike price of par value since the Company was not trading its common stock.  The Company cancelled 1,124,500 common shares from consultants that surrendered their shares to the Company.

During the year ended December 31, 2008, the Company has issued 1,550,000 shares of its common stock as consideration in the Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. for the fair value of $790,500.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered.

Subscribed Common and Preferred Stock

The Company issued Preferred A shares of 4,000,000 at a $.15 value at the date of issuance.  The Preferred A shares were issued to consultants for services rendered for the company.

The Company issued Preferred B shares of 125 shares at a $10,000 per share value.  These preferred shares are cumulative and perpetual preferred shares.  Along with the Preferred B shares the Company issued 7,500,000 common shares in the same transactions.  The Company issued these subscribed shares for $1,250,000 in cash, we allocated the price of these shares between Preferred B of a value of $208 and Common Stock as $1,249,792.

Preferred Stock

Preferred Series A

During the year ended December 31, 2008, the Company issued 659,477 Preferred Series A for $659,477.  On December 29, 2008, the Company memorialized the issuance of 4,000,000 Preferred Series A stock, which were previously designated but not issued, and issued the Preferred Series A stock in January, 2009.

Preferred Series B

During the year ended December 31, 2008 the Company has subscribed common stock of 7,500,000 and Preferred Series B stock of 125.  These common and preferred shares were issued in a related agreement with Viscis Capital Master Fund where $1,250,000 was received and the preferred and common shares issued were allocated based upon the purchase price of the shares.

The Preferred Series B shares designate 1,000 shares authorize at $.01 par value per share, as 10% Cumulative Perpetual Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $10,000 per shares, a liquidation preference equal to the Stated Value, and is non-convertible.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:
	December 31,
	2008	2007
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$2,252,837	$1,536,010
State	589,713	402,173
	2,842,550	1,938,183
Valuation allowance	(2,842,550)	(1,938,183)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9%)	(42.9%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	December 31,
	2008	2007

Net operating loss carryforward	2,842,550	1,938,183
Valuation allowance	(2,842,550)	(1,938,183)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $11,402,606 available to offset future taxable income through 2028.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreement are with key shareholders that are instrumental to the success of the company and its development of it product.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholder.  This shareholder is the sole shareholder of Small World Traders.  The Company entered into Demand Note Payable with Bershert LLC and affiliate for $50,000 bearing an interest rate of 8%.  The note matures on March 22, 2009.

NOTE 14 - NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 15 - SUBSEQUENT EVENTS

The Company entered into to two new employment agreements with key employees with substantial distribution experience.

*  *  *  *  *  *

\
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Scott Landow	53	President and Chief Executive Officer, Director, Principle Accounting Officer
John Wilson	45	President of Fusion Premium Energy, Inc.
Scott Solcum	40	Executive of Fusion Premium Energy, Inc.
Ryan Zink	42	President of NDS Nutritional Products

The background and principal occupations of the director and officers of the Company are as follows:

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

Executives:

John Wilson is the President of Fusion Premium Energy, Inc. with over seventeen years of invaluable experience at both Coca-Cola and Coca-Cola Enterprises. Most recently, Mr. Wilson was responsible for negotiating exclusive bottling agreements with national customers on behalf of all seventy-three of the Coca-Cola Bottlers in the United States.

Scott Slocum an executive of Fusion with over 24 years experience in the beverage industry including numerous leadership roles within Coca-Cola Enterprises.  Mr. Slocum’s strength is his vast experience in the areas of channel distribution, customer management, as well as operations logistics.

Ryan Zink President of NDS Nutritional Products, Inc. is a highly motivated and profitability minded executive with an extensive background in nutritional supplements and functional foods wholesale and retail.  Mr. Zink has proven experience in driving sales and profitability through improved operational efficiencies and more importantly, sales growth.  He is a talented leader at creating a buy-in attitude from management teams and skilled at viewing an organization as a whole rather than a sum of its parts.  A strong belief in objectives management with compensation rewards as a direct effect of meeting those objectives.  Core competencies include:  Sales Growth, Operational Analysis, Budgeting, Relationship Building, Accountability Management, Cost Reductions, Communication Skills, Product Development, Cash Management, Marketing Strategies, Inventory Management, and Negotiating Capabilities.

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

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it attached hereto as Exhibit 14.1

ITEM 11.  EXECUTIVE COMPENSATION

General.  Mr. Scott Landow serves as the Company’s sole-director and chief executive officer.  Pursuant to a Management Services Agreement executed and approved by the Company Mr. Landow was compensated approximately $120,000 (deferring an additional $80,000 per year), and $6,000 for fringe benefits, and other sources or forms of compensation was not paid or collected for Fiscal year ended 2007 and 2008.   As of December 31, 2008 the company has deferred compensation of $280,000  Further Mr. Landow receives cashless warrants of 350,000 per year until the company begins paying his full salary.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Scott Landow defers $80,004 per year in his salary and has accrued unpaid salary of $280,000.  While Mr. Landow defers his salary he is granted 350,000 in common stock warrants at $.375 strike price.

2008 and 2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Scott	2008	120,000		0	0	0	0	6,000	126,000
Landow	2007	120,000		0	0	0	0	6,000	126,000

2008 and 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name
Scott Landow	0	0	0	0	0	0	0	0	0

2008 and 2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercize (#)	Number of Shares Acquired on Voting (#)	Value Realized on Vesting ($)
Scott Landow 2007	0	0	0	0
Scott Landow 2008	0	0	0	0

2008 and 2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow		0	0	0

2008 and 2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	0	0	0	0	0

2008 and 2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2008 and 2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott	2007	0	0	0	0	0	0	0
Landow	2008	0	0	0	0	0	0	0

2008 and 2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott	2007	0	0	0	0	0
Landow	2008	0	0	0	0	0

2008 and 2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

Eric Schick resigned from the Company in October 2008 and is no longer with the Company.

Compensation of Directors

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of March 26, 2009, based on 33,098,261 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Scott Landow 777 South Highway 101, Suite 215 Solana Beach, CA 92975 (2)	Common Stock	6,280,400	19. %
All Officers and Directors As a Group (1 persons)	Common Stock	6,280,400	19. %
Small World Traders(3) 777 South Highway 101, Suite 215 Solana Beach, CA 92975	Common Stock	2,740,000	8.27%
WWFD LLC(4) 777 South Highway 101, Suite 215 Solana Beach, CA 92975	Common Stock	2,950,000	8.9%
Vicis Capital Master Fund(5) 445 Park Ave 16th Floor New York, NY 10022	Common Stock	9,840,523	29.7%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2) Includes shares held by family members and family trusts such as WWFD LLC and shares held by Small World Traders.
(3) Scott Landow is the managing member of WWFD LLD, a Nevada LLC.
(4) Small World Traders is controlled by Scott Landow.
(5) Vicis Capital Master Fund is controlled by Keith Hughes

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $ .01, and 10,000,000 shares of preferred A stock, 1,000 designated preferred series B 1,000 at $.01 par value, 10% Cumulative Perpetual preferred shares.

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

Preferred Stock Series A

We are authorized to issue 10,000,000 shares of preferred stock, $.01 par value, of which 5,659,477 are issued and outstanding as of December 31, 2008.  We had subscribed preferred stock of 4,000,000 where the total subscribed and outstanding of 9,659,477 as of December 31, 2008.

Preferred Stock Series B

We designated Preferred Series B shares designate 1,000 shares authorize at $.01 par value per share, as 10% Cumulative Perpetual Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $10,000 per shares, a liquidation preference equal to the Stated Value, and is non-convertible.

Subscribed Common and Preferred Stock

The Company issued Preferred A shares of 4,000,000 at a $.15 value at the date of issuance. The Preferred A shares were issued to consultants for services rendered for the company.

The Company issued Preferred B shares of 125 shares at a $10,000 per share value.  These preferred share are cumulative and perpetual preferred shares. Along with the Preferred B shares the Company issued 7,500,000 common shares in the same transactions. The Company issued these subscribed shares for $1,250,000 in cash, we allocated the price of these shares between Preferred B of a value of $208 and Common Stock as $1,249,792.

Options and Warrants:

As of December 31, 2008 there were no options to acquire shares of the Company’s common stock outstanding, however there are 6,361,875 warrants outstanding that expire in 2013.

Convertible Securities

At December 31, 2008, the Company converted all convertible notes to common stock at $1.00 per share.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

During the year ended December 31, 2008 there were no related party advances.  During the period July 26, 2005 (inception) through December 31, 2008, certain officers and stockholders advanced loans to the Company.  In addition, the CEO is entitled to receive an annual bonus reflecting 40% of his then current salary, which he has elected to defer as well as compensation of $280,000.  Presently any and all bonuses have been deferred.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2008 and 2007 approximated $17,000 and $17,000 respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $11,000 per year.

Audit-Related Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2008 and 2007 were $0.

All Other Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2008 and 2007 approximated $17,000 and $17,000 respectively.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
10.1	Employment Agreement Scott Landow (1)
10.2	Securities Purchase Agreement (1)
14.1	Code of Ethics (2)
21	Subsidiaries (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
__________________________________________________

(1)   Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
(2)  Filed herein.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 27, 2009	Bond Laboratories, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer)

Date: March 27, 2009	By: /s/ Scott Landow
Scott Landow
Principle Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 27, 2009	By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer), Director Principle Financial Officer