Form 10-Q
period 2009-03-31
BOND LABORATORIES, INC.
filed 2009-05-15
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2009

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common stock, $0.01 par value	35,992,595

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

-i-

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	March 31,	December 31,
	2009	2008
CURRENT ASSETS		(Audited)
Cash	$244,196	$263,379
Accounts receivables - net	717,379	428,790
Inventory	1,788,753	1,984,245
Notes receivables	250,137	250,137
Prepaid expenses and other current assets	173,970	30,240
Total current assets	3,174,435	2,956,791

PROPERTY AND EQUIPMENT, net	226,515	238,328

Intangibles assets, net	2,105,923	2,160,860
Deposits	9,511	5,728
TOTAL ASSETS	$5,516,384	$5,361,707

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,189,178	$950,947
Accrued expenses and other liabilities	222,509	238,617
Note payable - affiliate	103,019	50,769
Note payable - current	779,603	934,861
Total current liabilities	2,294,309	2,175,194

Notes payable - long term	118,102	118,102

TOTAL LIABILITIES	2,412,411	2,293,296

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:

Preferred stock series A, $.01 par value, 10,000,000 shares authorized; 9,659,477 and 5,659,477 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	96,595	56,595
Preferred stock series B, $.01 par value, 1,000 shares authorized; 171.3 and 0 issued and outstanding, 10% Cumulative Perpetual with a Stated Value of $10,000 per share; as of March 31, 2009 and December 31, 2008, respectively	216	-
Common stock, $.01 par value, 75,000,000 shares authorized; 35,992,595 and 25,839,928 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	359,925	258,399
Additional paid-in capital	14,540,533	12,306,023
Common stock subscribed, 7,500,000	-	1,249,792
Preferred A stock subscribed, 4,000,000	-	600,000
Preferred B stock subscribed, 125	-	208
Cost of raising capital	(17,430)	-
Foreign translation	(164)	-
Accumulated deficit	(11,875,702)	(11,402,606)
Total stockholders' equity	3,103,973	3,068,411

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,516,384	$5,361,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

Revenue	$2,507,893	$226,717
Total	2,507,893	226,717

Cost of Goods Sold	1,801,034	149,836
Gross Profits	706,859	76,881

OPERATING EXPENSES:
General and administrative	546,475	393,936
Selling and marketing	551,930	676,298
Depreciation and amortization	68,515	9,172
Research and development	-	80,774
Total operating expenses	1,166,920	1,160,180
OPERATING LOSS	(460,061)	(1,083,299)

OTHER (INCOME) AND EXPENSES
Interest expense	9,771	-
Interest income	-	(2,022)
Loss on the sale of assets	3,264
Rental income	-	(4,500)
Total other (income) expense	13,035	(6,522)

NET LOSS	$(473,096)	$(1,076,779)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.05)

Basic	34,865,795	20,199,587

Diluted	41,227,670	20,835,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

Net loss	$(473,096)	$(1,076,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,515	9,172
Common stock issued for services	-	60,750
Common stock cancelled	(2,083)	-
Foreign translation	(164)	-
Loss on sale of assets	(1,765)	-
Warrants issued	47,907	-
Changes in operating assets and liabilities:
Accounts receivables	(288,589)	157,000
Inventory	195,492	-
Prepaid expenses	(143,730)	(119,449)
Deposits	(3,783)	-
Accounts payables	238,231	377
Accrued liabilities	(15,860)	-
Net cash used in operating activities	(378,925)	(968,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	-	(1,175)
Net cash used in investing activities	-	(1,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock and preferred stock	463,000	388,000
Proceeds from affiliated note payable	52,000	-
Repayments of note payable	(155,258)	-
Net cash provided by financing activities	359,742	388,000

INCREASE (DECREASE) IN CASH	(19,183)	(582,103)
CASH, BEGINNING OF PERIOD	263,379	590,197
CASH, END OF PERIOD	$244,196	$8,094

Supplemental disclosure operating activities

Interest expense	$9,771	$-
Taxes paid	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for cost of rasing captial	$17,430	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 -  DESCRIPTION OF BUSINESS

Bond Laboratories, Inc. (“The Company”) was incorporated in the state of Nevada on July 26, 2005.  The Company develops and distributes healthy-living and nutritional products designed to enhance energy, wellness and physical endurance.  The Company currently markets two separate branded product families – Fusion Premium Energy, Inc. (“Fusion”) and NDS Nutritional Products (“NDS”) through all five of the major distribution channels.

Fusion offers a comprehensive line of energy products showcased by a 2-ounce shot and complemented by a unique set of alternative delivery forms including energy gums, capsules, powders and cookies.  The Company currently distributes Fusion products through a network of convenience stores, drug and grocery stores, and sporting goods stores.

On October 1, 2008 Bond purchased all of the assets of NDS Nutritional Products, Inc. (“NDS” or “NDS Nutritional Products, Inc”).  Established in 1998, NDS focuses its dynamic capabilities on providing cutting-edge quality products in the weight loss, sports nutrition and general health categories. Its emphasis is placed on the education of the consumer in regards to the unique attributes of its diverse product line.  NDS wholesales nutritional supplements exclusively to GNC franchisees under multiple brand names including “Release Weight Loss”, “Professional Muscular Development” and “Dr. Health.”  NDS also boasts a high-end line of sports nutrition products, “Infinite Labs”, targeted at athletes, bodybuilders and fitness experts, and distributed through specialty vitamin shops, health stores and fitness clubs.

NOTE 2 -  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is relate to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. No allowance for doubtful accounts and bad debts were written off in March 31, 2009 and 2008 as the Company was a development stage company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  Our policy is to evaluate all inventories including raw material (component), and finished goods.  These inventories consisted of energy drinks, pain relief, and weight loss products.  At March 31, 209, the value of the Company’s inventory was $ 1,788,753 and $1,984,245 at December 31, 2008, respectively.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS No.”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.   The Company has recorded goodwill associated with the acquisition of NDS Nutritional Products, Inc. in the amount of $2,190,000 and has recognized no impairment loss as of March 31, 2009.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are with key shareholders that are instrumental to the success of the Company and its development of it product.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholder an officer and director, Scott Landow.  This shareholder is the sole shareholder of Small World Traders and is the managing member of WWFD, LLC, both entities owning over 5% of the Company’s issued and outstanding shares of common stock respectively.  The Company entered into Demand Note Payable with Bershert LLC an affiliate for $50,000 bearing an interest rate of 8%.  This note matured on March 22, 2009 and now is a demand note and due and payable upon demand.  The Company entered into an additional Demand Note Payable with Bershert LLC and affiliate for $52,000 in March of 2009 bearing an interest rate of 8%.  This note is due and payable upon demand.  The Company's officer is the managing member of Bershert LLC.

NOTE 6 - NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 7 - EQUITY

On July 26, 2005, the Company authorized 75,000,000 shares of common stock, at $.01 par value and as of March 31, 2009 35,992,595 common shares were issued and outstanding.  In August 2006, the Company authorized 10,000,000 of preferred series A shares at a par value of .01 and 9,659,477 shares were issued and outstanding as of March 31, 2009.  In June 2008, the Company authorized 1000 of preferred series B shares that are 10% Cumulative Perpetual with a State Value of $10,000 per share there is 171.3 issued and outstanding as of March 31, 2009.

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for March 31, 2009 and 2008:

	Issued	Price	Expired
January 31, 2008	1,875,000	1.50	January 31, 2013
June 30, 2008	1,952,359	1.25	June 30, 2013
June 30, 2008	634,516	1.10	June 30, 2013
December 31, 2008	1,900,000	0.375	December 31, 2013
December 31, 2008	109,375	Cashless	December 31, 2013
March 1, 2009	31,250	Cashless	March 1, 2013
March 31, 2009	87,500.00	0.375	March 31, 2013
Total Warrants Issued	6,590,000

Dividend yield	None
Volatility	0.491
Risk free interest rate	4.18
Expected asset life	5 years

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

During three months ended March 31, 2009 and 2008:
Quarter Ended	Stock issued for Cash	Cash Received	Stock issued and cancelled for services
March 31, 2008	388,000	$388,000	(439,500)
Total Issued	388,000	$388,000	(439,500)

March 31, 2009	2,778,000	$462,992	(125,333)
Total Issued	2,778,000	$462,992	(125,333)

During the period ended March 31, 2008, the Company issued 388,000 shares of its common stock for $388,000.  During the period ended March 31, 2008, the Company cancelled 439,500 shares of common stock valued at par value.  The value of these shares issued were expensed in the period incurred.

During the period ended March 31, 2009, the Company issued 2,778,000 shares of its common stock for $462,992.  The Company issued 46.3 Preferred B shares for $7.72 with total cash received in this transaction of 463,000.  The Company cancelled 208,333 common share valued at par value which was the value of the stock issued.

There were no options granted in the three months ended March 31, 2009 and 2008.  The Company had a total of 6,590,000 warrants outstanding as of March 31, 2009 having a strike price of between $.375 and $1.50 and some that are cashless.  These warrants have a four and five year life which expires 2012 and 2013 respectively.

NOTE 8 – NOTE PAYABLES

Notes payable consist of the following as of March 31:
	2009	2008
Secured promissory note (Fixed Assets) dated October 1, 2008 at an interest rate of 6.00% per annum until April 1, 2010. Principal and interest are due in monthly payments of $9,514.27.	$119,463	$-
Secured promissory note (Component Inventory) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2009. Principal and interest are due in monthly payments of $25,114.01.	172,334	-
Secured promissory note (Installment) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2010. Principal and interest are due in quarterly payments of $20,381.11.	255,908	-
Other notes payable	350,000	-
Bershert LLC is affiliate and has advanced the Company $102,000 accrued 8% interest per annum until maturity at March 22, 2010.	103,019
Total of Notes Payable	1,000,724	-
Less Current Portion	(882,622)	-

Long-Term Portion	$118,102	$-

NOTE 9 – SUBSEQUENT EVENTS

On April 20, 2009, under the terms and conditions of the Preferred Purchase Agreement, we issued 78.3 Series B Shares to approximately 10 investors, resulting in gross proceeds of $783,000.

On April 15, 2009, the Company entered into a twelve month Line of Credit Agreement with U.S. Bancorp. Pursuant to this Line of Credit, the Company may draw down up Two Hundred and Fifty-Thousand Dollars ($250,000) secured by the Company’s inventory. Under the terms of the line of credit the Company will pay an annual rate equal to 3.5% plus the one month Libor rate not to be less than 4.5%.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Fusion Premium Energy, Inc.

Fusion Premium Energy, Inc., “FPE”, (previously known as Got Fusion Inc.)  was incorporated in August of 2007.  FPE is a wholly owned subsidiary of the Company and sells various “fusion” products.

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

The significance of being one of the first brands to market cannot be overlooked.  Energy Drinks began their popularity with products like Red Bull in the late 1980’s.  Although there are over 600 energy drinks on the market today, it is estimated that Red Bull sold over 5 Billion units in 2007.  The concentrated 2 ounce energy shot drink began approximately 3 years ago with about 60 brands in the category today; the first, ‘5 Hour Energy’ is expected to have had sales of well in excess of $100 million for 2007.  Bond launched its Fusion 6+ Hour Energy Boost at the National Association of Convenience Stores in November of 2007 where it was voted Best Taste.

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

           ●   Available in Berry and Limon

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

2008- – Tara Dakides: Tara is recognized as the most accomplished female snowboarder ever.  She competes in numerous events every year including the Winter X games which is broadcast on national television.  In addition, during the warmer months, Tara competes on the only all women Baja 1000 team and CORR, (Champion Off Road Racing), seen on Speed TV and NBC.  The Fusion logo was prominently displayed on jerseys, her snowboard, the team rig, hats and cars as well as the water bottle held on the podium.

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

Results of Operations

This increase in revenue was a direct result in the growth in sales and marketing of the Company’s products.  The Company continued its focus on the integration of the NDS/Infinite Labs Fusion sales teams.  Fusion Premium Energy built its distribution primarily through the convenience store channel and FD&M, (Food, Drug and Mass). NDS/Infinite Labs has strong ties to the specialty retail channels with its exclusive line of sports nutrition products sold through GNC stores  The Company began to see synergies in our Military and sporting goods distribution.

Revenues for the three months ended March 31, 2009 increased to $2,507,893 from $226,717 for the three months ended March 31, 2008. A ten-fold increase, future revenue plans rely upon our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities.

Cost of goods sold for the three months ended March 31, 2009 increased to $1,801,034 as compared to three months ended March 31, 2008 of $149,836.  Our cost of goods sold is directly related to the increase in our sales.  Management believes, but can provide no assurances the current difficult economic climate will enable the Company to negotiate superior supplier prices and terms throughout 2009.

General and administrative expenses for the three months ended March 31, 2009 increased to $546,475 from $393,936 for three months ended March 31, 2008.  The increase in general and administrative expenses relates to employing full time employees and officers during 2008 rather than consultants, along with a reduction in costs associated with the our status as a reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan.  With the acquisition of NDS, we inherited a seasoned back office with excellent administration skills.  In January, we completed the consolidation of all of our corporate operations to Omaha, NE and expect this to further decrease the administrative expenses as a percentage of revenues.

Selling and marketing expenses for the three months ended March 31, 2009 decreased to $551,929 from $676,298 for three months ended March, 31, 2008.  In 2008 we incurred heavy marketing expenses during the initial launch of our Fusion products like athlete endorsements and multiples of trade shows that were not part of our ongoing 2009 marketing program.

Depreciation and amortization for the three months ended March 31, 2009 increased to $68,515 from $9,172 for three months ended March 31, 2008.  The increase in depreciation and amortization relates to the acquisition of new assets from Nutrition Products, Inc. in the fourth quarter of the year.

We incurred losses of approximately $460,061, and $1,076,779 for three months ended March 31, 2009 and March 31, 2008, respectively.  During 2008 we made major investments in building our products, brands and distribution, which will not be recurring expenses going forward, but the results of which are reflected in our increased revenues from quarter to quarter.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital since September of 2005.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.  Our monthly cash requirement amount is approximately $125,000.  During the three months ended March 31, 2009, we sold 3,861,000 common shares for $463,000.

Our cash used in operating activities is $378,925 and $968,929 three months ended March 31, 2009 and 2008 respectively.  The decrease is mainly attributable to the decrease in operating expenses including inventory buildup during the prior year.

Cash used by investing activities was $0 and $1,175 three months ended March 31, 2009 and 2008, respectively. The decrease in asset was the decrease in the purchase of assets for the Company.

Cash provided by financing activities was $359,742 and $388,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease is due to a decrease in raising funds from our shareholders to develop our products for sale in the market.  We sold common shares and received proceeds of $463,000 and received proceeds from an affiliate of 52,000, and repaid our notes payables of 155, 258 the three months ended March 31, 2009 as compared to $388,000 in the proceeds from the sale of our common stock three months ended 2008.

On April 20, 2009, under the terms and conditions of the Preferred Purchase Agreement, we issued 78.3 Series B Shares to approximately 10 investors, resulting in gross proceeds of $783,000.

On April 15, 2009, the Company entered into a twelve month Line of Credit Agreement with U.S. Bancorp. Pursuant to this Line of Credit, the Company may draw down up Two Hundred and Fifty-Thousand Dollars ($250,000) secured by the Company’s inventory. Under the terms of the line of credit the Company will pay an annual rate equal to 3.5% plus the one month Libor rate not to be less than 4.5%.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the sale of our nutricutical products.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Scott Landow our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006 (the “Form SB-2”) and in our Annual Report on Form 10–K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on March 20, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K and the Form SB-2 except as disclosed below.

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

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Nevada  Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During three months ended March 31, 2009, the Company issued 2,778,000 shares of its common stock and 46.3 Preferred Series B stock for $463,000.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the three months ended March 31, 2009, the Company issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered.   During the three months ended March 31, 2009, the Company granted to consultants, 83,000 shares of common stock at a value of $17,430.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the three months ended March 31, 2008, the Company has issued 388,000 shares of its common stock for $388,000.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

Registrant Date: May 15, 2009	Bond Laboratories, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)