Form 10-Q
period 2009-06-30
BOND LABORATORIES, INC.
filed 2009-08-14
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A

 Commission File No. 333-137170

Bond Laboratories, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
State of Incorporation	IRS Employer Identification No.

11011 Q Street Building A Suite 106 Omaha, NE 68137
(Address of principal executive offices)

 (402) 616-3372
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

Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common stock, $0.01 par value	38,405,830

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

-i-

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS:	2009	2008

CURRENT ASSETS
Cash	$84,906	$263,379
Accounts receivables - net	709,420	428,790
Inventory	2,167,855	1,984,245
Notes receivables	260,137	250,137
Prepaid expenses and other current assets	80,355	30,240
Total current assets	3,302,673	2,956,791

PROPERTY AND EQUIPMENT, net	228,022	238,328

Intangibles assets, net	2,050,986	2,160,860
Deposits	9,511	5,728
TOTAL ASSETS	$5,591,191	$5,361,707

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,180,493	$950,947
Accrued expenses and other liabilities	258,683	238,617
Note payable - affiliate	103,019	50,769
Note payable - current	821,144	934,861
Total current liabilities	2,363,339	2,175,194

Notes payable - long term	118,102	118,102

TOTAL LIABILITIES	2,481,441	2,293,296

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.01 par value, 10,000,000 shares authorized; 9,607,451 and 5,659,477 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	96,075	56,595
Preferred stock series B, $.01 par value, 1,000 shares authorized; 410.6 and 0 issued and outstanding, 10% Cumulative Perpetual with a Stated Value of $10,000 per share; as of June 30, 2009 and December 31, 2008, respectively	248	-
Common stock, $.01 par value, 75,000,000 shares authorized; 38,405,830 and 25,839,928 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	384,058	258,399
Additional paid-in capital	15,120,092	12,306,023
Common stock subscribed, 7,500,000	-	1,249,792
Common stock subscribed, 1,080,000	179,975	-
Preferred A stock subscribed, 4,000,000	-	600,000
Preferred B stock subscribed, 125	-	208
Cost of raising capital	(366,066)	-
Foreign translation	(1,306)	-
Accumulated deficit	(12,303,326)	(11,402,606)
Total stockholders' equity	3,109,750	3,068,411

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,591,191	$5,361,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months		Six Months
	2009	2008	2009	2008

Revenue	$2,248,774	$404,887	$4,756,667	$632,130
Total	2,248,774	404,887	4,756,667	632,130

Cost of Goods Sold	1,581,210	387,561	3,396,780	537,397
Gross Profits	667,564	17,326	1,359,887	94,733

OPERATING EXPENSES:
General and administrative	959,938	174,734	1,789,116	378,497
Selling and marketing	123,141	1,501,568	377,833	2,368,014
Depreciation and amortization	70,200	2,477	138,714	11,649
Research and development	-	19,527	-	100,302
Total operating expenses	1,153,279	1,698,306	2,305,663	2,858,462
OPERATING LOSS	(485,715)	(1,680,980)	(945,776)	(2,763,729)

OTHER (INCOME) AND EXPENSES
Interest expense	9,074	-	18,845	-
Interest income	-	-	-	(2,021)
Other income	(67,165)		(67,165)
Loss on the sale of assets	-		3,264
Rental income	-	(3,000)	-	(7,500)
Total other (income) expense	(58,091)	(3,000)	(45,056)	(9,521)

NET LOSS	$(427,624)	$(1,677,980)	$(900,720)	$(2,754,208)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.08)	$(0.02)	$(0.13)

Diluted	$(0.01)	$(0.07)	$(0.02)	$(0.11)

Basic	37,719,384	21,741,385	36,237,034	20,964,981

Diluted	44,537,509	24,779,885	43,055,159	24,003,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008

Net loss	$(900,720)	$(2,754,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,714	11,649
Common stock issued for services	525,315	1,423,264
Common stock cancelled	(2,416)	-
Foreign translation	(1,306)	-
Adjustments to accumulated depreciation for sale of assets	(21,798)
Loss on sale of assets	3,264	-
Warrants issued	93,532	-
Changes in operating assets and liabilities:
Accounts receivables	(280,630)	(274,271)
Inventory	(183,610)	-
Prepaid expenses	(50,115)	308,776
Deposits	(3,783)	(3,001)
Accounts payables	229,546	1,892
Accrued liabilities	20,067	-
Notes receivable affiliate	(10,000)	-
Net cash used in operating activities	(443,940)	(1,285,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	-	(1,719)
Net cash used in investing activities	-	(1,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock and preferred stock	513,025	3,498,000
Proceeds from common stock subscribed	179,975
Proceeds from affiliated note payable	52,250	-
Proceeds from notes payables	249,139	-
Cost of raising capital	(366,066)	(250,713)
Repayments of note payable	(362,856)	-
Net cash provided by financing activities	265,467	3,247,287

INCREASE (DECREASE) IN CASH	(178,473)	1,959,670
CASH, BEGINNING OF PERIOD	263,379	590,197
CASH, END OF PERIOD	$84,906	$2,549,867

Supplemental disclosure operating activities

Interest expense	$18,845	$-
Taxes paid	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for cost of raising capital	$17,430	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Bond Laboratories, Inc. (the “Company”) was incorporated in the state of Nevada on July 26, 2005.  The Company has a wholly owned subsidiary, Got Fusion, Inc., that was incorporated in August of 2007 and was operating in the three and six months ended June 30, 2009 and 2008.  In October 2008, the Company acquired the assets of NDS Nutritional Products and moved those assets into its own subsidiary NDS Nutritional Products, Inc.  The Company developed a private label now known as Vista Beverages, Inc. Vista will also be the distributor of killer buzz products for Vespa Beverages, Inc. The Company is focused on the development of fortified foods and beverage, in three major categories: energy drinks, pain relief, and weight loss.  Energy drinks were chosen as the initial target category, as management deemed it to be the easiest barrier to entry.  The Company develops and markets products that address the constantly changing needs of consumers, and contracts out manufacturing and fulfillment to keep margins high and overhead low.  On November 8, 2007, the Company launched the Fusion 2 ounce.6+ hr. energy shot at the NACS show in Atlanta, Ga.  Fusion has received orders and subsequent re-orders from some of the biggest C-store chains, drug store chains, sporting goods stores, casinos, and health clubs in the nation.  Fusion has also established relationships with all of the nation’s largest distributors. Bond Laboratories, Inc. now trades under the symbol BNLB.OB on the OTC:BB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is relate to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. No allowance for doubtful accounts and bad debts were written off in June 30, 2009 and 2008 as the Company was a development stage company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  Our policy is to evaluate all inventories including raw material (component), and finished goods.  These inventories consisted of energy drinks, pain relief, and weight loss products.  At June 30, 2009, the value of the Company’s inventory was $ 2,167,855 and $1,984,245 at December 31, 2008, respectively.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS No.”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value..

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks Omaha Nebraska.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company is currently assessing the impact of FSP FAS No. 157-4 on its financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The Company is currently assessing the impact of FSP FAS No. 115-2 and FAS No. 124-2 on its financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently assessing the impact of FSP FAS No. 107-1 on its financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of another than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

 In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are with key shareholders that are instrumental to the success of the Company and its development of it product.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholder, an officer and director, Scott Landow.  This shareholder is the sole shareholder of Small World Traders and is the managing member of WWFD, LLC, both entities owning over 5% of the Company’s issued and outstanding shares of common stock respectively.  The Company entered into Demand Note Payable with Bershert LLC an affiliate for $50,000 bearing an interest rate of 8%.  This note matured on March 22, 2009 and was extended to March 22, 2010.  The Company entered into an additional Demand Note Payable with Bershert LLC and affiliate for $52,000 in March of 2009 bearing an interest rate of 8%.  This note matures on March 22, 2010.  The Company’s officer is the managing member of Bershert LLC.

NOTE 6 - NET LOSS PER SHARE

Restricted shares and warrants are included in the computation of the weighted average number of shares outstanding during the periods.  The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 7 - EQUITY

On July 26, 2005, the Company authorized 75,000,000 shares of common stock, at $.01 par value and as of June 30, 2009 38,405,830 common shares were issued and outstanding.  In August 2006, the Company authorized 10,000,000 of preferred series A shares at a par value of .01 and 9, 607,451 shares were issued and outstanding as of June 30, 2009.  In June 2008, the Company authorized 1000 of preferred series B shares that are 10% Cumulative Perpetual with a State Value of $10,000 per share there is 410.6 issued and outstanding as of June 30, 2009.

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for June 30, 2009 and 2008:

Date	Warrants	Strike	Date
Issued	Issued	Price	Expired
January 31, 2008	1,875,000	1.50	January 31, 2013
June 30, 2008	1,952,359	1.25	June 30, 2013
June 30, 2008	634,516	1.10	June 30, 2013
December 31, 2008	1,900,000	0.375	December 31, 2013
December 31, 2008	109,375	Cashless	December 31, 2013
March 1, 2009	31,250	Cashless	March 1, 2013
March 31, 2009	87,500	0.375	March 31, 2013
June 30, 2009	140,625	Cashless	June 30, 2013
June 30, 2009	87,500	0.375	June 30, 2013
Total Warrants Issued	6,818,125

Dividend yield	None
Volatility	0.491
Risk free interest rate	4.18%
Expected asset life	5 years

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

During six months ended June 30, 2009 and 2008:

	Stock issued and		Stock issued and cancelled
Quarter Ended	Subscribed for Cash	Cash Received	for services
March 31, 2008	388,000	$388,000	(439,500)
June 30, 2008	3,254,456	$3,110,000	1,246,300
Total Issued	3,642,456	$3,498,000	806,800

March 31, 2009	2,778,000	$462,992	(125,333)
June 30, 2009	1,380,000	$229,968	2,113,235
Total Issued	4,158,000	$692,960	1,987,902

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

During the period ended March 31, 2009, the Company issued 2,778,000 shares of its common stock for $462,992.  In that same transaction Company issued 46.3 Preferred B shares for $7.72 with total cash received in this transaction of 463,000.  The Company allocated the purchase price between common and preferred shares issued.  The Company cancelled 208,333 common share valued at par value which was the value of the stock issued.  The Company issued 83,000 common shares for services rendered.

During the period ended June 30, 2009, the Company issued 300,000 shares of its common stock and had subscribed of 1,080,000 for $229,974.  In that same transaction Company issued 193 Preferred B shares for $26 with total cash received in this transaction of $230,000.  The stock price was allocated between the common and preferred shares.  The Company cancelled 33,334 common share valued at par value which was the value of the stock issued.   The Company issued 700,000 common stock as consideration to consultants for the fair value of the services rendered and the Company issued 1,413,235 for the cost of raising capital.  The value of those shares is determined basted on the trading value of the stock at the dates on which the agreements were entered into for services and the value of the services rendered.  The value of these share issued were expensed in the period incurred.

There were no options granted in the six months ended June 30, 2009 and 2008.  The Company had a total of 6,818,125 warrants outstanding as of June 30, 2009 having a strike price of between $.375 and $1.50 and some that are cashless.  These warrants have a four and five year life which expires 2012 and 2013 respectively.

NOTE 8 – NOTE PAYABLES

Notes payable consist of the following as of June 30, 2009 and December 31, 2008:
	2009	2008
Secured promissory note (Fixed Assets) dated October 1, 2008 at an interest rate of 6.00% per annum until April 1, 2010. Principal and interest are due in monthly payments of $9,514.27.	$92,578	$145,948
Secured promissory note (Component Inventory) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2009. Principal and interest are due in monthly payments of $25,114.01.	99,213	244,370
Secured promissory note (Installment) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2010. Principal and interest are due in quarterly payments of $20,381.11.	198,316	312,645
Other notes payable for earn out provisions	300,000	350,000
Line of Credit dated April 3, 2009 at an interest rate of 8% per annum the note renews annually.	224,139	-
Advances from Vicis Capital Master Fund this note accrues interest at 8% and is callable by the maker.	25,000	-
Bershert LLC is affiliate and has advanced the Company $103,019 accrued 8% interest per annum until maturity at March 22, 2010.	103,019	50,769
Total of Notes Payable and advances	1,042,265	1,103,732
Less Current Portion	(924,163)	(985,630)

Long-Term Portion	$118,102	$118,102

* * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bond Laboratories, Inc. and our subsidiaries, unless the context requires otherwise.

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

Overview

We were incorporated in the state of Nevada on July 26, 2005.  We have two wholly owned subsidiaries. One subsidiary, Got Fusion, Inc., was incorporated in August of 2007 and was operating in the three and six months ended June 30, 2009 and 2008.  In October 2008, we acquired the assets of NDS Nutritional Products and moved those assets into our other subsidiary, NDS Nutritional Products, Inc.  We developed a private label product development company now known as Vista Beverages, Inc.

The Company is focused on the development of fortified foods and beverage, in three major categories: energy drinks, pain relief, and weight loss.  Energy drinks were chosen as the initial target category, as management deemed it to be the easiest barrier to entry.  The Company develops and markets products that address the constantly changing needs of consumers, and contracts out manufacturing and fulfillment to keep margins high and overhead low.

Our business plan  has been developed up to cater to all five of the major distribution channels; focusing on the three most profitable categories of the industry- Energy, Pain Relief and Sports Nutrition/Weight loss. Based upon our extensive research, our management believes that our liquid energy product would make for an extremely successful initial product offering to the public markets.

Fusion Premium Energy, Inc.

Fusion Premium Energy, Inc., “FPE”, (previously known as Got Fusion Inc.)  was incorporated in August of 2007.  FPE is a wholly owned subsidiary and sells various “fusion” products.

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

Management believes that Energy "Shots" have been particularly successful since their launch in 2004, rapidly growing to 11.7% of total energy drink spending.  Benefits, we believe,  include convenient portability (small size), less carbohydrates and sugar than full-sized drinks, added vitamins and minerals, easy consumption of the small volume of liquid (two ounces), and no need for refrigeration.  Retailers enjoy the small footprint (limited shelf space needed) of the marketing cubes, high margins, and rapid inventory turns.  The small footprint allows retailers to merchandise the shots in high-impulse locations.

We believe that the significance of being one of the first brands to market cannot be overlooked.  Energy Drinks began their popularity with products like Red Bull in the late 1980’s.  Although there are over 600 energy drinks on the market today, it is estimated that Red Bull sold over 5 Billion units in 2007.  The concentrated 2 ounce energy shot drink began approximately 3 years ago with about 60 brands in the category today; the first, ‘5 Hour Energy’ is expected to have had sales of well in excess of $100 million for 2007.  We launched our Fusion 6+ Hour Energy Boost at the National Association of Convenience Stores in November of 2007 where it was voted Best Taste.

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

Our management has determined, through discussions with retailers that retailers have found that the energy shot product category is #1 in both dollar sales at the front-end checkout and in dollar sales per square inch of display space.  The Fusion 6+Hour Energy Boost was first shipped to customers in January of 2008 and was No.7 in the category by the end of its first year on the market.  (Source: A.C. Nielsen, Nov 2008).  A 6-piece counter display for Fusion® is 12.75 square inches, and a 12-piece counter display is 25.9 square inches).  Fusion® also has an attractive gross profit for the retailer.  With a regular wholesale price of $1.40 per unit and a suggested retail price of $2.99, the retailer's gross profit is 49.8%.

NDS Nutritional Products, Inc.

In October 1, 2008, we purchased the all of the assets of NDS Nutritional Products, Inc. (“NDS” or “NDS Nutritional Products, Inc”)   NDS Nutritional Products, Inc. was formed in 2001.  NDS Nutritional Products, Inc is a wholesaler and distributor of nutritional products focusing on Weight Loss, Sports Nutrition and General Health. Falling under NDS Nutritional Products, Inc are the Release Weight Loss line sold exclusively to GNC, the Professional Muscular Development line sold exclusively to GNC, the Dr. Health line sold exclusively to GNC, and the Infinite Labs product line sold through Distributors and large retailers in the United States, Canada, and Europe.

Our management contends that NDS Nutritional Products has a strong history and brings tremendous resources to our organization.  In our assessment, NDS focuses its dynamic capabilities on providing cutting-edge quality products in the weight loss, sports nutrition and general health categories. Its emphasis is placed on the education of the consumer in regards to the unique attributes of its diverse product line. Its strength is in the health and nutrition channel, which will nicely complement our current, rapidly growing retail distribution network in convenience stores and mass. We have built this growing network through the introduction of our first offering, the Fusion 6+ Hour 2 oz. Energy Shot.

NDS Nutritional Products, Inc. is the first of what management believes will be numerous acquisitions over time that will help us accomplish that goal. NDS is strategically involved with the development of the next generation of preventative health products, Fortified Foods and Beverages. Management believes NDS is an appropriate fit for our company as we .anticipate, but cannot guarantee, will immediately add significant revenue to our top line and be accretive to our earnings next year. We have already begun to integrate NDS distribution in the health and the nutrition channel alongside our rapidly growing retail distribution network in convenience stores (C-stores). Not only will the NDS acquisition allow us to add 40 additional SKUs in the fast growing sports nutrition market for our International broker network, we have gained a centralized infrastructure in Omaha, NE.

Competition

Management anticipates that we will encounter competition in each market that we enter.  Patent and Trademark applications that cover new embodiments of technology will be pursued wherever possible.  While we cannot assure that the patents and applications will block competitive products, they should help us become a significant participant in the marketplace.

We believe that the industry leader is Red Bull with annual sales of approximately $5 billion.  The other leaders in the category include Monster, (manufactured and distributed by Hanson Beverages), Rock Star, (now distributed by Coca Cola along with its own brand ‘Full Throttle’), Amp, (manufactured and distributed by Pepsi) and SoBe, (also manufactured and distributed by Pepsi).    To managements’ knowledge and observation, almost all energy products are sold in 8 – 24 ounce cans.  As of the end of 2007, there were more than 600 brands in the energy can drink business, with close to 200 going out of business that year and 200 new entries to take their place.  Fusion is sold in a 2 ounce shot with the same ‘kick’ as a 24 ounce energy drink.  This gives ‘Fusion’ a major advantage that is stressed to the consumers in all marketing materials.  Not only is it easier to carry around a small bottle, vs. several cans, (which must stay cold), but cans use science and technology from over ten years ago.  Where the energy can market is dominated by major brands with sales exceeding $500 mm - $5 billion, the shot market only has approximately 30 brands, of which only one, 5 Hour Energy, has sales exceeding $100 mm.  Since 1995, there have been great discoveries in energy producing nutrients.  More important, studies have clearly demonstrated that most ingredients are not stable in normal carbonated beverage products and that the longer they stay in contact with liquid, the less potent they become.

Marketing Program

Our management has focused on the establishment of a ‘Premium’ Brand image.  Consistent with this has been the sponsorship of elite athletes who have achieved champion status in their individual specialties.

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

Results of Operations

This increase in revenue was a direct result in the growth in sales and marketing of our products.  We continue its focus on the integration of the NDS/Infinite Labs Fusion sales teams.  Fusion Premium Energy built its distribution primarily through the convenience store channel and FD&M, (Food, Drug and Mass). NDS/Infinite Labs has strong ties to the specialty retail channels with its exclusive line of sports nutrition products sold through GNC stores  Management has also determined that there are synergies in our Military and sporting goods distribution.

Revenues for the three months ended increased to $2,248,774 from $404,887 for June 30, 2009 and 2008 respectively.  Revenues for the six months ended increased to $4,756,667 from $632,130 for June 30, 2009 and 2008 respectively. This increase was based  upon our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities.

Cost of goods sold for the three months ended increased to $1,581,210 from $387,561 June 30, 2009 and 2008 respectively.  Cost of goods sold for the six months ended increased to $3,396,780 from $537,397 June 30, 2009 and 2008 respectively.  Our cost of goods sold is directly related to the increase in our sales.  Management believes, but can provide no assurances the current difficult economic climate will enable us to negotiate superior supplier prices and terms throughout 2009.

General and administrative expenses for the three months increased to $959,938 and $174,734 for June 30, 2009 and 2008 respectively.  General and administrative expenses for the six months increased to $1,789,116 and $378,497 for June 30, 2009 and 2008 respectively.  The increase in general and administrative expenses relates to employing full time employees and officers during 2008 rather than consultants, along with a reduction in costs associated with the our status as a reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan.  With the acquisition of NDS, we inherited a seasoned back office with excellent administration skills.  In January, we completed the consolidation of all of our corporate operations to Omaha, NE and expect this to further decrease the administrative expenses as a percentage of revenues.

Selling and marketing expenses for the three months decreased to $123,141 and $1,501,568 for June 30, 2009 and 2008 respectively.   Selling and marketing expenses for the six months decreased to $377,833 and $2,368,014 for June 30, 2009 and 2008 respectively.  In 2008 we incurred heavy marketing expenses during the initial launch of our Fusion products like athlete endorsements and multiples of trade shows that were not part of our ongoing 2009 marketing program.

Depreciation and amortization for the three months increased $70,200 and $2,477 for June 30, 2009 and 2008 respectively.  Depreciation and amortization for the six months increased $138,714 and $11,649 for June 30, 2009 and 2008 respectively.   The increase in depreciation and amortization relates to the acquisition of new assets from Nutrition Products, Inc. in the fourth quarter of the year.

We incurred losses of approximately $427,624 and $1,677,980 for three months ended June 30, 2009 and 2008 respectively.  We incurred losses of approximately $900,720 and $2,754,208 for six months ended June 30, 2009 and 2008 respectively.  During 2008 we made major investments in building our products, brands and distribution, which will not be recurring expenses going forward, but the results of which are reflected in our increased revenues from quarter to quarter.  The loss incurred for the three months ended June 30, 2009 approximately $204,543 was related to stock issued for services and are non recurring expenses as compared to the six months ended June 30, 2009 approximately $ 757,134 was related to stock issued for services and are non recurring.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital since September of 2005.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.  Our monthly cash requirement amount is approximately $125,000.  During the six months ended June 30, 2009, we sold 4,158,000 common shares and 239 preferred B series shares for $693,000.

Our cash used in operating activities is $443,940 and $1,285,899 six months ended June 30, 2009 and 2008 respectively.  The decrease is mainly attributable to the decrease in operating expenses including inventory buildup during the prior year.

Cash used by investing activities was $0 and $1,719 six months ended June 30, 2009 and 2008, respectively. The decrease in asset was the decrease in the purchase of assets for the Company.

Cash provided by financing activities was $265,467 and $3,247,287 for the six months ended June 30, 2009 and 2008, respectively. The decrease is due to a decrease in raising funds from our shareholders to develop our products for sale in the market.  We sold common shares and series preferred B shares in which 1,080,000 of our common shares are subscribed and not issued and received proceeds of $693,000 as compared to $3,498,000 in the proceeds from the sale of our common stock and received proceeds from an affiliate of 52,250, and repaid our notes payables of 362,856 the six months ended June 30, 2009.  We received proceeds from notes payables of $249,139 and issued common shares for the cost of raising capital of $366,066.

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

ITEM 4.          CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

    Scott Landow, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

    Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

    During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations other than the following:

On December 28, 2008, Bond Laboratories, Inc. entered into a joint marketing program for its Fusion Premium Energy products with Vespa Beverages Inc., (also known as Vespa Beverages, LLC., herein known as “Vespa” and the “Agreement”).  As a condition to the Agreement, Bond loaned $250,000 to Vespa, memorialized in a Promissory Bridge Note, due and payable on December 31, 2009.  The purpose of the loan was to build inventory and support marketing of Vespa’s product, Killer Buzz Energy Drink, to be sold through Vespa’s distribution network with Fusion Energy Products.  Vespa manufactures and markets Killer Buzz Energy Drink (a 8.4 and 16 oz drink that does not compete with Fusion’s 2 oz. drink), and has distribution relationships with several Direct Store Delivery (“DSD”) firms throughout the Southeast.

Beginning in January 2009, Bond shipped Fusion product to the Vespa warehouse, to be held for Bond’s benefit and shipped to customers together with the Killer Buzz product.  Vespa billed all customers purchasing Vespa and or Fusion product jointly and initially forwarded proceeds from the Fusion portion of the invoices to Bond.

During the last week of April, 2009, Bond became aware that certain invoices owed to Bond were still outstanding and Vespa had received funds underlying the invoices but failed to make payment to Bond.  On April 26, 2009, management of Vespa assured Bond that it would remedy these payments by the close of business on Monday, April 27, 2009, but no funds have been received to date.  On April 29, 2009, Bond demanded payment of all funds owed, including the Promissory Bridge Note. In an effort to address the debts owed by Vespa to Bond, on May 11, 2009, Bond entered into an asset purchase agreement with Vespa. Such asset purchase agreement is also currently the subject of a dispute between the parties.  To date, Bond management has been unable to resolve this matter working directly with the management of Vespa.

In addition, on March 10, 2009 Vespa placed an order in the amount of $381,560, with Vista Bottlers, a wholly owned subsidiary of Bond, established to facilitate private label manufacturing of other products. An initial deposit was made by Vespa in the amount of $190,000 to purchase material required for such production. The balance required to complete production has not been paid to Vista to date and production has not been completed.

Vista had no legal obligation to produce the Killer Buzz product until Vespa provided a full, up-front, payment or a suitable letter of credit for the order.  After becoming aware of the financial irregularities occurring at Vespa with respect to outstanding invoices due Bond, Vista formally notified Vespa on numerous occasions that it would not extend, and was not under any legal obligation to extend, any credit to Vespa.  A third party on behalf of Vespa attempted to provide a Letter of Credit from the third party’s bank in Alabama. This was rejected by Bond’s Bank, U.S. Bancorp.  due to deficiencies at the third party’s bank. The third party had indicated on numerous occasions that it would fund the remaining amounts necessary to complete the Killer Buzz production run, but failed to provide such funding prior to the scheduled production date with bottling company.

As all of the Vespa projects were in the beginning stages, they have required substantial use of our internal resources and time, but have had minimal effect on revenues to date.  DSD distributors originally anticipated to be covered by Vespa are now being covered by Bond’s internal sales organization.  This will result in some projected sales for the quarter ended June 30, 2009 to be recorded as sales in the third quarter ended September 30, 2009.

Bond’s management is taking the necessary steps to fully address the issues surrounding the Vespa relationship.   In addition, Bond has commenced legal proceedings in order to recover any dollars lost, as well as any remaining Fusion inventory that resides in the Vespa warehouse. The complaint requests remedies that include, but are not limited to, payment of the Promissory Bridge Note for $250,000, or alternatively the enforcement of the asset purchase agreement between Vespa and Bond, payment of the $85,000 in remaining invoices to be received by Bond, recovery of approximately $200,000 in inventory recently confirmed to be in Vespa’s Little Rock, Arkansas warehouse and payment of all expenses incurred.

The events outlined above do not involve Bond’s NDS operations or the launch of new branded Fusion and NDS products anticipated for the 3rd quarter of 2009.

On Aug 4, 2009 In his capacity under this Court’s Order of May 29, 2009 with respect to Vespa Beverages, LLC (“VBL”) and Vespa Holdings, Inc. (“VHI”), and in his individual capacity, plaintiff Stan Pate has negotiated full and final settlement agreements of the disputes between Bond Laboratories, Inc. (“Bond”) and Vista Bottling, Inc.

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

    Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited.

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

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During three months ended March 31, 2009, the Company issued 2,778,000 shares of its common stock and 46.3 Preferred Series B stock for $463,000.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

During the period ended June 30, 2009, the Company issued 300,000 shares of its common stock and had subscribed of 1,080,000 for $229,974.  In that same transaction Company issued 193 Preferred B shares for $26 with total cash received in this transaction of $230,000.  The stock price was allocated between the common and preferred shares.  The value of those shares is determined basted on the trading value of the stock at the dates on which the agreements were entered into for services and the value of the services rendered.  The value of these share issued were expensed in the period incurred.   The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the three months ended June 30, 2009 the Company cancelled 33,334 common share valued at par value which was the value of the stock issued.   The Company issued 700,000 common stock as consideration to consultants for the fair value of the services rendered and the Company fulfilled its obligation from the prior year when it issued 1,413,235 for the cost of raising capital. The value of these share issued were expensed in the period incurred.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: August 14, 2009	Bond Laboratories, Inc. By: /s/ Scott Landow
Scott Landow
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)