Form 10-Q
period 2009-09-30
BOND LABORATORIES, INC.
filed 2009-11-16
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A

____________________

Commission File No. 333-137170
____________________

Bond Laboratories, Inc.
(Name of small business issuer as specified in its charter)

Nevada State of Incorporation	20-3464383 IRS Employer Identification No.

11011 Q Street Building A Suite 106 Omaha, NE 68137
(Address of principal executive offices)

 (402) 884-1894
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
Yes     ☐    No    ☒
Transitional Small Business Disclosure Format (check one): Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common stock, $0.01 par value	53,543,304

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

PART I
FINANCIAL INFORMATION PAGE

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

-i-

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$1,290,219	$263,379
Accounts receivables - net	547,690	428,790
Inventory	2,248,917	1,984,245
Notes receivables	11,095	250,137
Prepaid expenses and other current assets	66,598	30,240
Total current assets	4,164,519	2,956,791

PROPERTY AND EQUIPMENT, net	235,850	238,328

Intangibles assets, net	1,971,049	2,160,860
Deposits	9,510	5,728
TOTAL ASSETS	$6,380,928	$5,361,707

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$767,499	$950,947
Accrued expenses and other liabilities	143,346	238,617
Note payable - affiliate	100,000	50,769
Note payable - current	436,789	934,861
Total current liabilities	1,447,634	2,175,194

Notes payable - long term - affiliate	521,775	118,102

TOTAL LIABILITIES	1,969,409	2,293,296

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.01 par value, 10,000,000 shares authorized; 5,148,646 and 5,659,477 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	51,486	56,595
Preferred stock series B, $.01 par value, 1,000 shares authorized; 219.3 and 0 issued and outstanding, including accretion of liquidation preferences price differential of $2,193,000, 10% Cummulative Perpetual with a Stated Value of $10,000 per share and has dividend cummulated of $164,026 as of September 30, 2009 and December 31, 2008, respectively	607,236	-
Common stock, $.01 par value, 75,000,000 shares authorized;48,830,404 and 25,839,928 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	488,304	258,399
Additional paid-in capital	20,211,656	12,306,023
Common stock subscribed, 3,230,025 and 7,500,000
as of September 30, 2009 and December 31, 2008, respectively	1,672,555	1,249,792
Preferred A stock subscribed, 4,000,000	-	600,000
Preferred B stock subscribed, 125	-	208
Cost of raising capital	(616,066)	-
Foreign translation	358	-
Accumulated deficit	(18,004,010)	(11,402,606)
Total stockholders' equity	4,411,519	3,068,411

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,380,928	$5,361,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months		Nine Months
	2009	2008	2009	2008

Revenue	$2,204,650	$501,290	$6,961,317	$1,126,659
Total	2,204,650	501,290	6,961,317	1,126,659

Cost of Goods Sold	1,829,187	294,886	5,225,967	598,803
Gross Profits	375,463	206,404	1,735,350	527,856

OPERATING EXPENSES:
General and administrative	5,652,198	298,267	7,441,315	1,622,730
Selling and marketing	150,591	890,485	528,424	2,523,322
Depreciation and amortization	70,155	4,953	208,869	16,602
Research and development	-	-	-	120,634
Total operating expenses	5,872,944	1,193,705	8,178,608	4,283,288
OPERATING LOSS	(5,497,481)	(987,301)	(6,443,258)	(3,755,432)

OTHER (INCOME) AND EXPENSES
Interest expense	16,727	-	35,572	-
Interest income	-	(31,885)	-	(33,907)
Other income	-		(67,165)
Loss on the sale of assets	22,449		25,713
Rental income	-	-	-	(11,903)
Total other (income) expense	39,176	(31,885)	(5,880)	(45,810)

NET LOSS	$(5,536,657)	$(955,416)	$(6,437,378)	$(3,709,622)

NET LOSS PER SHARE:
Basic and diluted	$(0.15)	$(0.04)	$(0.18)	$(0.17)

Basic and diluted	38,184,769	24,680,706	36,639,477	22,217,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Net loss	$(6,437,378)	$(3,709,622)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	208,869	16,602
Common stock issued for services	1,000,958	1,423,264
Preferred A shares converted to common shares	(45,109)
Preferred B shares issued	443,210
Common stock cancelled	(3,834)	-
Foreign translation	358	-
Adjustments to accumulated depreciation for sale of assets	(7,298)
Loss on sale of assets	25,713	-
Warrants issued in connection with issuance of common stock	4,254,594	-
Changes in operating assets and liabilities:
Accounts receivables	(118,900)	474,527
Inventory	(264,672)	(611,507)
Prepaid expenses	(36,358)	(310,841)
Deposits	(3,782)	(3,001)
Accounts payables	(183,448)	372,954
Accrued liabilities	(95,271)	1,927
Notes receivable affiliate	(10,958)	-
Net cash provided by (used in) operating activities	(1,273,306)	(2,345,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(34,995)	(1,719)
Net cash (used in) investing activities	(34,995)	(1,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock and preferred stock B	2,746,375	3,498,000
Proceeds from affiliated note payable	49,231	-
Proceeds from notes payables	436,789	-
Repayments of note payable	(531,188)	-
Cost of raising capital	(366,066)	(250,713)
Net cash provided by financing activities	2,335,141	3,247,287

INCREASE (DECREASE) IN CASH	1,026,840	899,871
CASH, BEGINNING OF PERIOD	263,379	590,197
CASH, END OF PERIOD	$1,290,219	$1,490,068

Supplemental disclosure operating activities

Interest expense	$35,572	$-
Taxes paid	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for cost of raising capital	$267,430	$-
Common shares issued for serivces	$1,000,958	$-
Common shares issued for debt	$138,750	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Bond Laboratories (the “Company”) is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. The Company produces and markets its products through its two primary operating divisions – NDS Nutrition and Fusion Premium Beverages. NDS manufactures and distributes a full line of nutritional supplements to support healthy living through a variety of retail channels including GNC franchisee locations located throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages to support and promote an active lifestyle.

The Company was incorporated in the state of Nevada on July 26, 2005.  Fusion Premium Beverages, (formally Got Fusion, Inc.), a wholly owned subsidiary of the Company, was incorporated in August of 2007.  In October 2008, the Company acquired the assets of NDS Nutritional Products and moved those assets into a separate wholly owned subsidiary, Nutritional Products, Inc.  The Company established a third wholly owned subsidiary Vista Bottlers, Inc. on March 2, 2009 to expand its operations to include private label bottling capabilities. The Company’s operating subsidiaries are led by a team of highly experienced sales and marketing executives with considerable expertise in the development, launch and distribution of branded products in the nutritional supplement and beverage sector.  Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales operation in Dallas, TX.  For more information on the Company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The condensed consolidated financial statements include the accounts of Bond Laboratories, Inc., Fusion Premium Beverages, Inc. NDS Nutritional Products, Inc. and Vista Bottlers, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 605, “Revenue Recognition in Financial Statements” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $56,883 and $39,316 related to bad debt and doubtful accounts, respectively, during the quarter ended September 30, 2009.

Allowance for Doubtful Accounts

The determination of collectibility of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  The Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Companies operating subsidiaries.  At September 30, 2009, the value of the Company’s inventory was $2,248,917 and at December 31, 2008, the value of the Company’s inventory was $1,984,245.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Omaha, Nebraska.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

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

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings, while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. A cumulative effect adjustment is required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. These changes were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these changes effective April 1, 2009.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Condensed Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Updates issued but not yet adopted

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s Consolidated Financial Statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are with key shareholders and advisers that are instrumental to the success of the Company and its development of its products.

NOTE 5 - RELATED PARTY TRANSACTIONS

A Company director, Scott Landow, is an indirect beneficiary with no authority of Small World Traders and WWFD, LLC, both entities owning over 5% of the Company’s issued and outstanding shares of common stock respectively.  On September 30, 2009 Beshert LLC, of which Mr. Landow is also an indirect beneficiary with no authority, converted a portion of its affiliated note representing an aggregate principal amount of $112,500 into 281.250 common shares and an equal number of common stock purchase warrants with a three year term and weighted average exercise price of approximately $0.62 per share. The Company no longer has any affiliated notes receivables as of September 30, 2009.

NOTE 6 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine months ended September 30, 2009 and 2008 as well as the three months ended September 30, 2009 and 2008 is the same as basic loss per share. For the nine months ended September 30, 2009 and 2008, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

	September 30,
	2009	2008
Warrants	13,977,017	1,952,359
Options	-	-
Total	13,977,017	1,952,359

NOTE 7 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 75,000,000 shares of common stock, at $0.01 par value and as of September 30, 2009, 48,830,404 common shares were issued and outstanding.  In August 2006, the Company authorized 10,000,000 shares of Series A Convertible Preferred Stock at $0.01 par value, of which 5,148,645 shares were issued and outstanding as of September 30, 2009.  On January 2, 2009, the Company authorized 1,000 shares of 10% Cumulative Perpetual Series B Preferred Stock with a stated value of $10,000 per share, of which 219.3 were issued and outstanding as of September 30, 2009. The outstanding 10% Cumulative Perpetual Series B Preferred has a liquidation preference of $2,193,000 based on its stated value plus an additional $164,026 of accrued, but unpaid, dividends in cash.

Options

As of September 30, 2009, no options to purchase common stock of the Company were issued and outstanding.

Warrants

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The Black Scholes option-pricing model was the best determinable value of the warrants that the Company “knew up front” when issuing the warrants in accordance with Topic 505. 50. 30.  Other than as expressly noted below, the warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black Scholes option-pricing model; provided, however, that in determining volatility the Company utilized the lesser of the 90-day volatility as reported by Bloomberg or other such nationally recognized provider of financial markets data and 40.0%.

As of September 30, 2009, 13,977,017 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.50	01/31/08	01/31/13	No
79,807	$1.25	06/26/08	06/26/15	No
178,967	$1.10	06/26/08	06/26/15	No
3,323,640	$0.75	09/30/09	10/01/12	No
1,000,000	$0.50	08/20/09	08/20/14	No
1,268,978	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
1,000,000	$0.35	08/20/09	08/20/14	No
2,155,625	$0.35	09/01/09	09/01/12	No
200,000	$0.14	03/01/09	03/01/13	No
1,750,000	$0.15	12/31/08	12/31/13	Yes
13,977,017

Expected Dividend yield	None
Volatility	40%
Weighted average risk free interest rate	3.84%
Weighted average expected life(in years)	5 years

Private Placements, Other Issuances and Cancellations
The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as, to advisors and consultants for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred.

During the period ended March 31, 2008, the Company issued 388,000 shares of its common stock to investors for gross proceeds of $388,000 and 308,000 shares of its common stock as consideration to consultants for the fair value of services rendered.   During the same period, the Company also cancelled 747,500 shares of its common stock at par value.

During the period ended June 30, 2008, the Company issued 3,254,456 shares of its common stock to investors for gross proceeds of $3,110,000 and 1,246,300 shares of its common stock as consideration to consultants for the fair value of the services rendered. During the period, the Company incurred cash financing costs of $250,713 and issued 1,800,000 warrants for professional and legal services in connection with private placement activities.  The warrants were issued with a strike price of $1.25.

During the period ended September 30, 2008, the Company cancelled 485,000 shares of its common stock at par value.

During the period ended March 31, 2009, the Company issued 2,778,000 shares of its common stock and 46.3 shares of its 10% Cumulative Perpetual Series B Preferred Stock to investors for aggregate gross proceeds of $463,000. The Company allocated $245,390 of the total purchase price to the issuance of the common stock and the remaining $217,610 to the issuance of the preferred stock.  During the same period, the Company also cancelled 208,333 common shares at par value and issued 83,000 shares of common stock to consultants for the fair value of services rendered.

During the period ended June 30, 2009, the Company issued 300,000 and subscribed 1,080,000 shares of its common stock, as well as issued 23 shares of its 10% Cumulative Perpetual Series B Preferred Stock to investors for aggregate gross proceeds of $230,000. The Company allocated $112,500 of the total purchase price to the issuance of the common stock and remaining $117,500 to the issuance of the preferred stock.  During the same period, the Company cancelled 33,334 common shares at par value, issued 700,000 shares of common stock to consultants as consideration for the fair value of the services rendered, and issued 1,413,235 shares of common stock for professional and legal services in connection with the private placement(s).

During the period ended September 30, 2009, the Company issued 1,200,000 shares of its common stock and 20 shares of its 10% Cumulative Perpetual Series B Preferred Stock to investors for aggregate gross proceeds of $200,000. The Company allocated $106,000 of the total purchase price to the issuance of the common stock and the remaining $94,000 to the issuance of the preferred stock. During the same period, in a separate series of transactions, the Company issued 5,325,625 shares of common stock and 5,325,625 three-year common stock purchase warrants with a weighted average exercise price of approximately $0.59 to investors for aggregate gross proceeds of $1,877,375 and the elimination of $138,750 of outstanding debt. In addition to the above, the Company cancelled 141,667 shares of common stock at par, issued 890,000 shares of common stock as consideration to consultants for the fair value of the services rendered, converted 4,510,831 shares of its Series A Convertible Preferred Stock into 4,510,831 shares of common stock, issued 997,436 shares of common stock pursuant to the cashless exercise of 1,000,000 outstanding warrants, cancelled 400,000 common stock purchase warrants held by an insider, and issued 900,000 shares of common stock in exchange for 1,800,000 common stock purchase warrants held by an investor. The Company incurred and paid cash financing costs of $62,125 and issued 153,640 common stock purchase warrants in the period for professional services rendered in connection with certain of the above private placement activities.

There were no options granted in the nine months ended September 30, 2009 and 2008.  The Company had a total of 13,977,017 warrants outstanding as of September 30, 2009, having a strike price of between $0.14 and $1.50, with some warrants providing for a cashless exercise.  Of that total, 1,750,000 warrants with an exercise price of $0.15 remain subject to vesting provisions. The warrants were issued at various times, the overwhelming majority of which expire in either 2012 or 2013.

The Company issued 487,900 shares of its common stock and 487,900 three-year common stock purchase warrants with a weighted average exercise price of approximately $0.65 to investors for aggregate gross proceeds of $171,950 and the elimination of $34,500 of outstanding debt after September 30, 2009 in connection with the private placement activities initiated by the Company during the period.

Table: Issuances and Cancellations of Common Stock

Quarter Ended	Issued for Cash	Cash Received	Issued for Services or cancellations	Issued for Debt Exchange	Series A Conversion	Prior Subscribed

3/31/08	388,000	$388,000	(439,500)	-
06/30/08	3,254,456	$3,110,000	1,246,300	-
09/30/08	-	-	(485,000)	-
Total	3,642,456	$3,498,000	321,800	-

03/31/09	2,778,000	$463,000	(125,333)	-		7,500,000
06/30/09	1,380,000	$300,000	2,113,235	-
09/30/09	6,525,625	$1,983,375	748,333	138,750	5,456,241	-
Total	10,683,625	$2,746,375	2,736,235	138,750-	5,456,241	7,500,000

NOTE 8 – NOTE PAYABLES

Notes payable consist of the following as of September 30, 2009 and December 31, 2008:

	2009	2008
Secured promissory note (Fixed Assets) dated October 1, 2008 at an interest rate of 6.00% per annum until April 1, 2010. Principal and interest are due in monthly payments of $9,514.27.	$-	$145,948
Secured promissory note (Component Inventory) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2009. Principal and interest are due in monthly payments of $25,114.01.	-	244,370
Secured promissory note (Installment) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2010. Principal and interest are due in quarterly payments of $20,381.11.		312,645
Other notes payable for earn out provisions	-	350,000
Secured Promissory Note dated September 30, 2009, matures December 31, 2010 at an interest rate of 8% per annum. This note replaces the Fixed Asset Note, Component Inventory Note, Installment Note, and Earn Out Provision noted above. The Company is required to make $25,000 payments per month deferred for 5 months with two payments of $50,000 in the month of December, 2009 and January 2010	621,775	-
Bershert LLC is affiliate and has advanced the Company $103,019 accrued 8% interest per annum until maturity at March 22, 2010.	-	50,769
Revolving Line of Credit of $500,000 from US Bank dated July 15, 2009 at an interest rate of 3.5% plus the one-month LIBOR rated quoted by US Bank from Reuters Screen LIBOR01 page. The Company pays interest only on this Line of Credit	436,789	-
Total of Notes Payable and advances	1,058,564	1,103,732
Less Current Portion	(536,789)	(985,630)

Long-Term Portion	$521,775	$118,102

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended September 30, 2009 and 2008 consist of the following:

	September 30, 2009	September 30, 2008
Current:
Federal		$
State

Deferred:
Federal	$1,330,264		295,606
State	386,955		85,987
	1,717,219		381,593
Benefit from the operating loss carryforward	(1,717,219)		(381,593)
(Benefit) provision for income taxes, net	$-		-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	September 30, 2009	September 30, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Effective tax rate	40.0%	40.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	September 30, 2009	September 30, 2008

Net operating loss carryforward	1,717,219	381,593
Valuation allowance	(1,717,219)	(381,593)

Deferred income tax asset	$-	-

The Company has a net operating loss carryforward of approximately $16,602,824 available to offset future taxable income through 2028.

The Company recognized an income tax provision of $1,717,219 and $381,593 for the three months ended September 30, 2009 and 2008, respectively, despite losses before taxes. The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of September 30, 2009. The valuation allowance was recorded at the end of the third quarter of 2009 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended September 30, 2009, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

The Company anticipates it will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

NOTE 10 – LOSSES PER SHARE

The following table represents the computation of basic and diluted losses per share at September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008

Losses available for common shareholders	(5,536,657)	(955,416)

Basic and diluted weighted average common shares outstanding	38,184,769	24,680,706
Basic and diluted loss per share	(0.15)	(0.04)
Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 – SUBSEQUENT EVENTS

On October 23, 2009, Bond Laboratories, Inc. and Fusion Packaging I, LP entered into a settlement agreement related to all outstanding claims, current and potential actions among the parties which included mutual releases for all parties for the current and, as the case may be, future claims and causes of action.  The Company now considers this matter fully resolved.

On November 4, 2009, Bond Laboratories, Vista Bottlers, Inc., and Stan Pate, among others, entered into a settlement agreement related to all outstanding claims, current and potential actions among the parties which included mutual releases for all parties for all current and, as the case may be, future claims and causes of action.  The Company now considers this matter fully resolved.

The Company issued 487,900 shares of its common stock and 487,900 three-year common stock purchase warrants with a weighted average exercise price of approximately $0.65 to investors for aggregate gross proceeds of $171,950 and the elimination of $34,500 of outstanding debt after September 30, 2009 in connection with the private placement activities initiated by the Company during the period.

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

Overview

Bond Laboratories (the “Company”) is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. The Company produces and markets its products through its two primary operating divisions – NDS Nutrition and Fusion Premium Beverages. NDS manufactures and distributes a full line of nutritional supplements to support healthy living through a variety of retail channels including GNC franchisee locations located throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages to support and promote an active lifestyle.

The Company was incorporated in the state of Nevada on July 26, 2005.  Fusion Premium Beverages, (formally Got Fusion, Inc.), a wholly owned subsidiary of the Company, was incorporated in August of 2007.  In October 2008, the Company acquired the assets of NDS Nutritional Products and moved those assets into a separate wholly owned subsidiary, Nutritional Products, Inc.  The Company established a third wholly owned subsidiary Vista Bottlers, Inc. on March 2, 2009 to expand its operations to include private label bottling capabilities. . The Company’s operating subsidiaries are led by a team of highly experienced sales and marketing executives with considerable expertise in the development, launch and distribution of branded products in the nutritional supplement and beverage sector.  Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales office in Dallas, TX.  For more information on the Company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

Fusion Premium Beverages, Inc.

Fusion Premium Beverages is focused on the development, production and distribution of unique and differentiable functional beverages targeted at active and health conscious consumers. Current products include:

●        Resurrection™, and
●        6+ Hour Energy Boost

Resurrection™

Management believes that Resurrection™ is the first ever “pretox” Beverage with a proprietary herbal compound that helps eliminate the internal body processes that cause a hangover. Resurrection™ Antihangover drink created a new beverage category for the industry. The Company is a leading innovator in the industry and seeks to leverage its strong market position to drive the rapid adoption of Resurrection™, as well as to facilitate the introduction of new, proprietary functional beverages to the market.

6+ Hour Energy Boost

Fusion has developed an exclusive portfolio of energy products, including our 2oz. 6+ Hour Energy Boost shot, targeted at prevailing consumer trends and needs.

NDS Nutrition, Inc.

NDS Nutrition markets a full line of sports, weight loss and general nutrition products through numerous distribution channels on national basis. Key products include:

●          Release Weight Loss,
●          Professional Muscular Development, and
●          Doctor Health.

Competition

Management anticipates that we will encounter competition in each market that we enter.  Patent and trademark applications that cover new embodiments of technology will be pursued whenever possible.  While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

Results of Operations

Revenues for the three months ended increased to $2,204,650 from $501,290 for September 30, 2009 and 2008 respectively.  Revenues for the nine months ended increased to $6,961,317 from $1,126,659 for September 30, 2009 and 2008, respectively. This increase was primarily attributable to the following factors: i) the acquisition of NDS Nutrition which has been reflected in our financial statements since October 1, 2008; ii) the launch and continued rapid adoption of Resurrection, Fusion Premium Beverages newest functional beverage; and iii) aggressive growth across all of the Company’s primary operating divisions.

Cost of goods sold for the three months ended increased to $1,829,187 from $294,866 for September 30, 2009 and 2008, respectively.  Cost of goods sold for the nine months ended increased to $5,225,967 from $598,803 for September 30, 2009 and 2008 respectively. Our cost of goods sold is directly related to the increase in our sales.  The Company incurred several non-recurring expenses during the three months ended September 30, 2009, which reduced gross margin to approximately 17%. Adjusting for such charges, gross profit and gross margin for the three months ended September 30, 2009 increased to $521,254 from $375,463, respectively and 26.3% from 17.0%, respectively.

General and administrative expense for the three months increased to $5,652,198 from $298,267 for September 30, 2009 and 2008, respectively.  General and administrative expense for the nine months increased to $7,441,315 from $1,622,730 for September 30, 2009 and 2008 respectively. General and administrative expense for the three and nine months ended September 30, 2009, included $4,254,594 and $4,537,190, respectively, of non-cash, non-recurring expenses related to the issuance of warrants in connection with certain private placement transactions completed during the quarter. The Company elects to expense all such non-cash, non-recurring expenses in the quarter incurred. Absent the non-recurring expenses related to the issuance of warrants, General and administrative expense would have been $1,397,604 and $2,904,125 for the three and nine months ended September 30, 2009, respectively, which included $368,322 and 4,953 of non-cash expenses, respectively.

Selling and marketing expense for the three months decreased to $150,591 from $890,485 for September 30, 2009 and 2008, respectively.  Selling and marketing expense for the nine months decreased to $528,424 from $2,523,322 for September 30, 2009 and 2008, respectively.

Depreciation and amortization for the three months increased to $70,155 from $4,953 for September 30, 2009 and 2008, respectively.  Depreciation and amortization for the nine months increased to $208,869 from $16,602 for September 30, 2009 and 2008, respectively.   The increase in depreciation and amortization relates to the acquisition of new assets from NDS Nutrition Products, Inc. in the fourth quarter of 2008.

Net loss for the three months increased to $5,536,657 from $955,416 for the three months ended September 30, 2009 and 2008, respectively.  Net loss for the nine months ended increased to $6,437,378 from $3,709,622 for September 30, 2009 and 2008, respectively.  A substantial portion of the net loss for the three and nine months ended September 30, 2009 were non-cash, and believed by management to be non-recurring. Non-cash, non-recurring expenses related to the issuance of warrants was $4,254,594 for the three months ended September 30, 2009 and $4,537,190 for the nine months ended September 30, 2009. Non-recurring and/or non-cash expenses are evidenced in the below table.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Net Loss as adjusted for non-recurring and/or non-cash expenses	2009	2008

Losses available for common shareholders	$(5,536,657)	$(6,437,378)

Non-cash expense related to issuance of warrants	4,254,594	4,537,190
Other non-cash expenses	368,322	507,035
Stock issued for services	569,013	591,200

Losses available for common shareholder, as adjusted	$(345,029)	$(731,953)

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital since September of 2005.  This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital as needed.   During the nine months ended September 30, 2009, we sold 10,683,625 shares of common stock and shares of Series B Preferred Stock for an aggregate gross proceeds to the Company of $2,746,375.

Our cash provided (used) in operating activities is $373,983 and ($2,345,697) for the nine months ended September 30, 2009 and 2008, respectively.  The decrease is mainly attributable to the decrease in operating expenses including inventory buildup during the prior year.

Cash used by investing activities was ($34,995) and ($1,719) for the nine months ended September 30, 2009 and 2008, respectively.

Cash provided by financing activities was $3,689,375 and $3,247,287 for the nine months ended September 30, 2009 and 2008, respectively. We received proceeds from an affiliate of $49,321, and repaid our notes payables of $362,856 during the nine months ended September 30, 2009.  We received proceeds from notes payables of $268,457 and issued common shares and paid cash for the cost of raising capital of $616,066.

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

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the sale of our nutraceutical products.

ITEM 4.           CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

John Wilson, our Chief Executive Officer and Michael Abrams, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations.

The success of our company is largely dependent on the personal efforts of Scott Landow, John Wilson and other key executives. The loss of the services of Scott Landow, John Wilson or other key executives would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the Nutraceutical Dietary Supplement business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the period ended March 31, 2009, the Company issued 2,778,000 shares of its common stock and 46.3 shares of its 10% Cumulative Perpetual Series B Preferred Stock to investors for aggregate gross proceeds of $463,000. The Company allocated $245,390 of the total purchase price to the issuance of the common stock and the remaining $217,610 to the issuance of the preferred stock.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the same period, the Company also cancelled 208,333 common shares at par value and issued 83,000 shares of common stock to consultants for the fair value of services rendered.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the period ended March 31, 2009, the Company issued 2,778,000 shares of its common stock and 46.3 shares of its 10% Cumulative Perpetual Series B Preferred Stock to investors for aggregate gross proceeds of $463,000. The Company allocated $245,390 of the total purchase price to the issuance of the common stock and the remaining $217,610 to the issuance of the preferred stock.   The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the same period, the Company cancelled 33,334 common shares at par value, issued 700,000 shares of common stock to consultants as consideration for the fair value of the services rendered, and issued 1,413,235 shares of common stock for professional and legal services in connection with the private placement(s). The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the period ended September 30, 2009, the Company issued 1,200,000 shares of its common stock and 20 shares of its 10% Cumulative Perpetual Series B Preferred Stock to investors for aggregate gross proceeds of $200,000. The Company allocated $106,000 of the total purchase price to the issuance of the common stock and the remaining $94,000 to the issuance of the preferred stock. During the same period, in a separate series of transactions, the Company issued 5,325,625 shares of common stock and 5,325,625 three-year common stock purchase warrants with a weighted average exercise price of approximately $0.59 to investors for aggregate gross proceeds of $1,877,375 and the elimination of $138,750 of outstanding debt.  In addition to the above, the Company cancelled 141,667 shares of common stock at par, issued 890,000 shares of common stock as consideration to consultants for the fair value of the services rendered, converted 4,510,831 shares of its Series A Convertible Preferred Stock into 4,510,831 shares of common stock, issued 997,436 shares of common stock pursuant to the cashless exercise of 1,000,000 outstanding warrants, cancelled 400,000 common stock purchase warrants held by an insider, and issued 900,000 shares of common stock in exchange for 1,800,000 common stock purchase warrants held by an investor. The Company incurred and paid cash financing costs of $62,125 and issued 153,640 common stock purchase warrants in the period for professional services rendered in connection with certain of the above private placement activities.

There were no options granted in the nine months ended September 30, 2009 and 2008.  The Company had a total of 13,977,017 warrants outstanding as of September 30, 2009, having a strike price of between $0.14 and $1.50, with some warrants providing for a cashless exercise.  Of that total, 1,750,000 warrants with an exercise price of $0.15 remain subject to vesting provisions. The warrants were issued at various times, the overwhelming majority of which expire in either 2012 or 2013.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company issued 487,900 shares of its common stock and 487,900 three-year common stock purchase warrants with a weighted average exercise price of approximately $0.65 to investors for aggregate gross proceeds of $171,950 and the elimination of $34,500 of outstanding debt after September 30, 2009 in connection with the private placement activities initiated by the Company during the period. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

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

Registrant Date: November 16, 2009	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principle Executive Officer)

Registrant Date: November 16, 2009	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principle Financial Officer)