Form 10-K
period 2009-12-31
BOND LABORATORIES, INC.
filed 2010-04-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated filer Smaller Reporting company	☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.  $23,744,000

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of April 15, 2010, there was 61,326,965 shares of Common Stock, $0.01 par value per share, 0 shares of Series A preferred stock, $0.001 par value per share and 219.3 shares of Series B preferred stock issued and outstanding.

Documents Incorporated By Reference -None

Bond Laboratories, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 and 2008

-i-

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Bond Laboratories, Inc. or on Bond Laboratories, Inc.’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Bond Laboratories, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, as amended quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Bond Laboratories, Inc.'s business and financial performance. Moreover, Bond Laboratories, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Bond Laboratories, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Bond Laboratories, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

As used in this annual report, “we”, “us”, “our”, “Bond”, “Bond Laboratories” “Company” or “our company” refers to Bond Laboratories, Inc. and all of its subsidiaries.

Overview

Bond Laboratories is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. The Company produces and markets its products through its two primary operating divisions – NDS Nutrition Products, Inc., a Florida corporation (“NDS”) and Fusion Premium Beverages, Inc., a Florida corporation (“Fusion Premium Beverages”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through GNC franchise locations located throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages that help to support and promote an active lifestyle.

The Company was incorporated in the state of Nevada on July 26, 2005.  Fusion Premium Beverages, (formally Got Fusion, Inc.), a wholly owned subsidiary of the Company, was incorporated in August of 2008.  In October 2009, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation and moved those assets into a separate wholly owned subsidiary, NDS Nutrition Products, Inc.  The Company established a third wholly owned subsidiary called Vista Bottlers, Inc., a Nevada corporation, in March of 2009 to expand its operations to include private label bottling capabilities.  The Company’s operating subsidiaries are led by a team of highly experienced sales and marketing executives with considerable expertise in the development, launch and distribution of branded products in the nutritional supplement and beverage sector.  Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales office in Dallas, TX.  For more information on the Company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

Fusion Premium Beverages, Inc.

Fusion Premium Beverages is focused on the development, production and distribution of unique and differentiable functional beverages targeted at active and health conscious consumers. Current products include:

•	Resurrection™ Anti-Hangover drink, and
•	6+ Hour Energy Boost

Resurrection™ Anti-Hangover drink
Management believes that Resurrection™ Anti-Hangover drink is the first ever “pretox” beverage with a proprietary herbal compound that helps eliminate the internal body processes that cause a hangover. The Company is a leading innovator in the industry and seeks to leverage its strong “first to market” position to drive the rapid adoption of Resurrection™, as well as to facilitate the introduction of other high-quality proprietary functional beverages to the market.

6+ Hour Energy Boost
Fusion has developed an exclusive portfolio of energy products, including our 2oz. 6+ Hour Energy Boost shot, targeted at prevailing consumer trends and needs.

NDS Nutrition Products, Inc.

NDS markets a full line of sports, weight loss and general nutrition products on a national basis. NDS current markets and distributes an aggregate of 60 different products to over 422 GNC franchise locations located throughout the United States, as well as through other distribution channels. A complete product list is available on our website at www.ndsnutrition.com. Key brands include:

•	Release, a complete suite of products that support weight loss and increase metabolism, examples include Censor, Complete and Intensify;
•	Professional Muscular Development, a comprehensive line of sports nutrition products, examples include Amplify XL, Pump Fuel and Xplode; and,
•	Doctor Health, a diverse line of products that promotes general health and well-being, examples include Dr. Detox, Dr. Cholesterol and Dr. Joints.

NDS utilizes several contract manufactures to produce its various products and product forms including capsules, tablets, and powders.  All of our manufacturers abide by current Good Manufacturing Practices (“cGMPs”) to ensure quality and consistency, and nearly all are certified through a governing body such as the NPA (“Natural Products Association”) or NSF International.  Raw materials are sourced and supplied by the respective contract manufacturer, and tested for accuracy and purity.  The materials are blended according to specific and proprietary formula specifications and subjected to comprehensive testing prior to store placement.

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

Employees

As of fiscal year end December 31, 2009 the Company had 17 employees.

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated or restated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006 (the “Form SB-2”) and in our prior reports.

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

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of key executives. The loss of the services of any key executive could have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the Nutraceutical Dietary Supplement business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

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

Certain Nevada Corporation Law Provisions Could Prevent A Potential Takeover, Which Could Adversely Affect The Market Price Of Our Common Stock.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

The Company is headquartered in Omaha, NE and maintains a lease at a cost of $3,783 per month. Prior to January 2009, the Company was headquartered in Solana Beach, CA, where it maintained a lease at a cost of $1,840 per month. The Solana Beach lease terminated in August of 2009, and is no longer maintained by the Company. The Company also maintained leases at Huntington Beach, CA and Dallas, TX during 2009 at a cost of $2,860 and $1,000 per month, respectively. The Huntington Beach lease was sublet to an unrelated third-party for $2,700 per month from April 1, 2009 through the end of the year. The Huntington Beach lease terminated March 31, 2010 and was not renewed by the Company. The Dallas lease, which is comprised of a small warehouse for inventory storage and management, began in May of 2009 and continued through the end of the year.

Summary monthly lease information for 2009 and 2008 is provided as follows:

	Omaha (1)	Solana Beach (2)	Huntington Beach (3)	Dallas (4)	Total
2008	$3,783	$1,840	$2,860	$0	$8,483
2009	$3,783	$1,840	$2,860	$1,000	$9,483

(1)	Assumed by the Company as of October 1, 2008 in connection with the Asset Purchase Agreement by and between the Company and NDS Nutritional Products, Inc.
(2)	Lease terminated in August 2009.
(3)	Lease terminated March of 2010. Was subset April 2009 through March 2010 to a third-party for $2,700 per month.
(4)	Commenced May 2009.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation except noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On February 19, 2009, we received a letter from the U.S. Department of Labor, Occupational Safe and Health Administration ("OSHA"), notifying us that a complaint had been filed by Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the company in October 2008. On March 30, 2009, we sent a response to OSHA setting forth our position that Mr. Schick had voluntarily resigned and denying the allegations set forth in the February 19, 2009 letter.  Although we have had written and telephonic communications with OSHA since the time of our response letter, we have not received any official communications from OSHA regarding the disposition of its review of Mr. Schick's complaint.  Should OSHA proceed with the complaint, we may be required to allocate substantial financial and human resources to defense of this complaint (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition.  In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts of cash and other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bond common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “BNLB.OB.”

At December 31, 2009, there were 56,165,820 shares of common stock of Bond outstanding and there were approximately 212 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bond’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (January – March 2009)	$0.30	$0.13
Second Quarter (April – June 2009)	$0.35	$0.17
Third Quarter (July – September 2009)	$1.50	$0.19
Fourth Quarter (October – December 2009)	$1.31	$0.65
Fiscal Year 2008
First Quarter (January – March 2008)	$3.25	$1.50
Second Quarter (April – June 2008)	$2.20	$1.30
Third Quarter (July – September 2008)	$1.75	$0.58
Fourth Quarter (October – December 2008)	$0.65	$0.15

On April 8, 2010, the closing bid price of our common stock was $0.44

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2009. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bond’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Recent sales of unregistered securities

	Year Ended December 31,
Common Stock Issuances	2009	2008

Beginning Balance	25,839,928	20,431,450
Stock Issued for:
Cash	10,827,400	4,412,956
Debt Conversion	352,750	-
Conversion of Preferred Stock	4,510,831	-
Services	4,387,694	2,105,522
Acquisitions	-	1,550,000
Valuation Adjustment from 2008	1,394,543	-
Warrant Exercises and Exchanges	2,402,674	-
Subscribed Stock from Prior Year	7,500,000	-
Cancellations	(1,050,000)	(2,660,000)
Beginning Balance Overstatement	-	(120,000)
Ending Balance	56,165,820	25,839,928

Cash Received: Issued Stock	$3,017,325	$4,298,000
Cash Received: Subscribed Stock	$-	$1,250,000

The Company issued common stock for services and recorded $4,152,200 for December 31, 2009 as compared to $4,267,247 for December 31, 2008.

2009

During the year ended December 31, 2009 the Company issued 22,825,892 shares of its common stock, excluding 7,500,000 shares of common stock subscribed for in 2008 but issued in 2009.

During the year ended December 31, 2009, the Company issued 10,827,400 shares of common stock for cash.  Of that total, 5,366,000 shares of common stock and 94.3 shares of Series B preferred stock for aggregate gross proceeds to the Company of $943,000. Investors received one share of preferred stock and 60,000 shares of common stock for each $10,000 invested in the private placement of preferred and common stock The Company also issued 5,461,400 shares of common stock and 5,461,400 common stock purchase warrants with an average exercise price equal to $0.59 for aggregate gross proceeds to the Company of $2,074,325 in connection with two additional private placements completed by the Company during the year ended December 31, 2009. The Company paid placement agents a cash fee of $76,820 and issued 153,640 common stock purchase warrants with an exercise price equal to $0.75 to placement agents in connection with the above placement activity. In connection with these private placements, debt holders evidencing obligations of $148,250 exchanged their outstanding debt for 352,750 shares of common stock and 352,750 common stock purchase warrants with an average exercise price equal to $0.64.

During the year ended December 31, 2009, the Company issued 8,184,911 shares of common stock for services. Of that total, 3,310,194 shares of common stock were issued to consultants, employees and senior management valued in the aggregate at $1,314,638. The Company also cancelled 1,050,000 shares of common stock that had been previously issued to consultants and employees, but surrendered to the Company during the period at an aggregate value of $209,000. Another 1,052,500 shares of common stock issued for services during the period was pending cancellation as of December 31, 2009. Finally, the Company also issued 25,000 shares as consideration in connection with a legal settlement.

During the period ended December 31, 2009, the Company also issued i) 1,394,543 shares of common stock in connection with the Company’s failure to meet certain performance metrics defined in the transaction documents from the Company’s June 2008 financing, ii) 1,205,238 shares of common stock in connection with the exchange of 2,277,752 warrants with a weighted average exercise price equal to $0.46, iii) 1,197,436 shares of common stock in connection with the exercise of 1,200,000 warrants, and iv) 4,510,831 shares of common stock in connection with the conversion of 4,510,831 shares of Series A preferred stock.

The offer and sale of all such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2009, the Company issued shares of its common stock as consideration to consultants and valued the issuances of stock for services based on the trading value of the stock at the time of issuance.

2008

During the year ended December 31, 2008, the Company issued 5,528,478 shares of its common stock, excluding 7,500,000 shares of common stock subscribed for in 2008 but issued in 2009 and adjusting for an overstatement in the beginning balance of 120,000 shares of common stock. .

The Company had 7,500,000 shares of common stock subscribed for and issued 125 shares of Series B preferred stock for aggregate gross proceeds to the Company of $1,250,000 in connection with a private placement. which was allocated $1,249,792 for common and $208 for preferred. Investors received one share of preferred stock and 60,000 shares of common stock for each $10,000 invested in the private placement of preferred and common stock. In a separate transaction, the Company issued 2,594,456 shares of common stock for gross proceeds of $2,550,523, and 659,477 shares of Series A preferred stock for gross proceeds of $659,477, and 1,952,359 common stock purchase warrants with an exercise price of $1.25. In connection with that placement, the Company paid placement agents a cash fee of $321,000 and issued 325,393 common stock purchase warrants with an exercise price of $1.10. The Company also issued 1,818,500 shares of common stock for aggregate gross proceeds to the Company of $1,088,000 in connection with additional private placements completed by the Company during the year ended December 31, 2008.

During the year ended December 31, 2008, the Company issued 1,921,472 shares of common stock to consultants and employees valued in the aggregate at $3,833,779. The Company cancelled 2,580,000 shares of common stock that had been previously issued to consultants and employees, but surrendered to the Company during the period, at an aggregate value of $6,156,000.

During the year ended December 31, 2008, the Company also i) issued 1,550,000 shares of its common stock as consideration for the Asset Purchase Agreement by and between the Company and NDS Nutritional Products, Inc. for the fair value of $790,500, or $0.51 per share, and ii) cancelled 40,000 shares to correct an over-issuance of that same amount to an investor in a private placement.

The offer and sale of all such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2008, the Company issued shares of its common stock as consideration to consultants and valued the issuances of stock for services based on the trading value of the stock at the time of issuance.

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

As of December 31, 2009, 15,411,191 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.50	01/31/08	01/31/13	No
974,026	$0.77	12/31/09	12/31/14	Yes
3,711,540	$0.75	09/30/09	10/01/12	No
100,000	$0.70	12/31/09	12/31/14	No
1,000,000	$0.50	08/20/09	08/20/14	No
50,000	$0.50	11/01/09	11/01/12	No
65,000	$0.50	12/21/09	12/21/12	No
1,050,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
60,000	$0.35	07/01/09	07/01/12	No
1,000,000	$0.35	08/20/09	08/20/14	No
2,280,625	$0.35	09/01/09	09/01/12	No
50,000	$0.35	11/01/09	11/01/12	No
100,000	$0.35	12/31/09	12/31/14	No
1,750,000	$0.15	12/31/08	12/31/13	Yes
15,411,191

Expected Dividend yield	None
Volatility	40%
Weighted average risk free interest rate	1.77%
Weighted average expected life(in years)	3.14

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

Summary of Statements of Operations of BNLB
Year Ended December 31, 2009 and 2008

Statement of Operations Data:
	December 31,
	2009	2008

Revenues	$8,734,590	$2,530,424
Cost of Deliverables	(6,491,637)	(1,617,503)
Operating and Other Expenses	(13,025,668)	(7,538,912)

Net Loss	$(10,782,715)	$(6,625,991)

Balance Sheet Data:	December 31,
	2009	2008

Current Assets	$3,642,494	$2,956,791
Total Assets	5,801,071	5,361,707
Current Liabilities	1,842,556	2,175,194
Non Current Liabilities	-	118,102
Total Liabilities	1,842,556	2,293,296
Working Capital (Deficit)	1,799,938	781,597
Shareholders'Equity (Deficit)	$3,958,516	$3,068,411

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Critical Accounting Policies

Principle of Consolidation

The condensed consolidated financial statements include the accounts of Bond Laboratories, Inc., Fusion Premium Beverages, Inc. NDS Nutrition Products, Inc. and Vista Bottlers, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 605 “Revenue Recognition in Financial Statements” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $110,781 and $39,316 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2009 and 2008.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  The Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Companies operating subsidiaries.  At December 31, 2009, the value of the Company’s inventory was $2,086,116 and at December 31, 2008, the value of the Company’s inventory was $1,984,245.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

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

Fair Value of an asset is defined by the FASB as “an estimate of the price that could be received for an asset or paid to settle a liability in a current transaction between market participants that are both able and willing to transact in the reference market for the asset or liability.”

Fair Value differs from Fair Market Value, inasmuch as certain synergies within a potential transaction are part of Fair Value (market participants), but are not allowable in determining Fair Market Value (arms length hypothetical participants).

The FASB under Statement SFAS #157 recognizes an order, or hierarchy, to the methods of fair value.

1. Mark to Market: Quoted prices of identical assets or liabilities being valued in active markets
2. Mark to Market: Quoted prices of similar assets or liabilities in active markets that can be readily adjusted to provide an indication of fair value
3. Mark to Model: Other available methods including the Income Approach or market multiples

The FASB considers quoted market prices in active markets as the best evidence of fair value, but if quoted market prices are not available, fair value shall be based on the best information available to the appraiser. One of the allowable approaches is to incorporate assumptions that market participants would use in their estimates of fair values.

In estimating the fair value of reporting units, a valuation technique based on multiples of earnings or revenue, or a similar performance measure may be used if that technique is consistent with the objective of measuring fair value. Use of multiples of earnings or revenue may be appropriate, for example, when the fair value of an entity that has comparable operations and economic characteristics is observable and the relevant multiples of the comparable entity are known.

In reviewing Intangible Assets (Client List, Formulation Technology, and Brand Equity) the appraiser was not able to find quoted prices of identical or similar assets, as noted in #1 and #2 above. Therefore, the appraiser elected to apply #3 Mark to Model Income Approach to the Consolidated Carrying Amounts. The Carrying Amount for Goodwill, which is valued separately, and based on the total Fair Value of NDS, the appraiser was able to find Level 2 Mark to Market inputs, which can be adjusted to provide a reasonable Fair Value of NDS.

The appraiser selected two valuation measures as highlighted above:

1. Stock Price compared to Book Value (2.27)
2. Total Enterprise Value compared to Annual Revenue (.98)

Applying these values to NDS:

Book Value@ $2,055,038 multiplied by 2.27 = $4,664,936
Annual Revenue: $7,216,802 @ .98 = $7,072,465
Average Value: $5,868,700

The Average Value needs to be adjusted (discounted) to reflect the material size difference between WNI Schiff Nutrition International (NYSE: WNI) a competitor of NDS.

The appraiser selected a Size Risk Discount of 75%, resulting in a Total Enterprise Fair Value for NDS of $1,467,175, well in excess of the $250,000 Goodwill carrying amount.

Therefore, in the appraiser’s opinion, the Intangible Assets and Goodwill as presented in NDS Nutrition Products, Inc. Balance Sheet of December, 2008, are fairly presented in all material respects.

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

Concentration of Credit Risk

The Company maintains its operating cash balances at banks located in Nebraska, California and Texas.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

RESULTS OF OPERATIONS

 Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Revenues for the years ended increased to $8,734,590 from $2,530,424 for December 31, 2009 and 2008 respectively.  This increase was primarily attributable to the following factors: i) the acquisition of NDS Nutrition Products, Inc. which has been reflected in our financial statements since October 1, 2008; and ii) growth across all of our primary operating divisions, which includes the launch of Fusion Premium Beverages, Inc. latest functional beverage, ResurrectionTM. Anti-hangover drink.

Cost of goods sold for the years ended December 31, 2009 and 2008 increased to $6,491,367 from $1,617,503, respectively.  Our cost of goods sold is directly related to the increase in our sales.  In addition, the Company incurred several expenses during the year ended December 31, 2009, which management believes are non-recurring in nature, but served to reduce overall gross margin for the years ended December 31, 2009 and 2008 to 26% from 36%, respectively.

General and administrative expense increased to $12,140,087 from $4,275,707 for the years ended December 31, 2009 and 2008, respectively.  General and administrative expense for the years ended December 31, 2009 and 2008 included $8,779,884 and $4,584,480 of non-cash, non-recurring expenses, respectively, related to the issuance of warrants in connection with certain private placement transactions completed during each year and stock issued for services. We elect to expense all such non-cash, non-recurring expenses in the quarter and year incurred. Absent such non-cash, non-recurring expenses general and administrative expense for the years ended December 31, 2009, and 2008 would have been 3,360,203 and 685,194, respectively.

Selling and marketing expense for the years ended December 31, 2009 and 2008 decreased to $607,812 from $3,108,936, respectively.

Depreciation and amortization for the years ended December 31, 2009 and 2008 increased to $278,927 from $69,553, respectively.  The increase in depreciation and amortization was related to the acquisition of new assets from asset purchase involving NDS Nutrition Products, Inc. in the fourth quarter of 2008.

Net loss for the years ended December 31, 2009 and 2008 increased to $10,782,715 from $6,625,991, respectively. As noted above, a substantial portion of the net loss for the year ended December 31, 2009 was believed by management to be non-cash and non-recurring in nature. Non-cash, non-recurring expenses related to the issuance of warrants was $8,779,884 for the years ended December 31, 2009 and $4,584,480 for years ended December 31, 2008, respectively.  Non-recurring and/or non-cash expenses are evidenced in the below table.

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Years Ended	Years Ended
	December 31,	December 31,
	2009	2008

Losses available for common shareholders	$(10,782,715)	$(6,625,991)

Non-cash expense related to issuance of stock	4,152,200	4,267,247
Non-cash expenses related to the issuance of warrants	4,768,569	317,233
Losses available for common shareholder, as adjusted	$(1,861,946)	$(2,041,511)

Liquidity and Capital Resources

We strive to maintain a minimum of three months of working capital as a means to allow adequate reserves and time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital to fund operations as needed.   During the year ended December 31, 2009, we sold 10,827,400 shares of common stock and 94.3 shares of Series B Preferred Stock for aggregate gross proceeds to our Company of $3,017,325. Of that total, $2,074,325 was raised in connection with the sale of common stock to investors. The Company raised an additional $943,000 through the private placement of a combination of Series B preferred stock and common stock to investors, of which $489,890 and $453,110 was allocated to the sales of common stock and preferred stock, respectively. In the aggregate, we raised $2,564,215 and $453,110 from the sale of common stock and preferred stock, respectively, in a series of private placements that we completed during the year ended December 31, 2009.

Our cash used in operating activities is $1,554,452 and $5,551,144 for the years ended December 31, 2009 and 2008, respectively.  The decrease is mainly attributable to the decrease in operating expenses including inventory buildup during the prior year.

Cash used by investing activities was $28,805 and $1,835,401 for the years ended December 31, 2009 and 2008, respectively.

Cash provided by financing activities was $2,356,091 and $7,059,727 for the years ended December 31, 2009 and 2008, respectively. We received proceeds from the sale of common stock and preferred B shares of $3,017,325 and $4,298,000 for years ended December 31, 2009 and 2008, respectively.  We repaid our notes payables of $45,168 during the years ended December 31, 2009 and $102,221 for 2008, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

BOND LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bond Laboratories, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bond Laboratories, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period ended December 31, 2009. Bond Laboratories, Inc. and Subsidiaries’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bond Laboratories, Inc. and Subsidiaries as of December 31, 2009 and the consolidated results of its operations and its cash flows for the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tarvaran Askelson & Company, LLP
Tarvaran Askelson & Company, LLP

Laguna Niguel, CA
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bond Laboratories, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bond Laboratories, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bond Laboratories, Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 7 to the accompanying consolidated financial statements, the Company included the required disclosures in accordance with ASC Topic 805, formerly paragraph 51-55 of SFAS 141 for the acquisition of NDS Nutritional Products, Inc. (“NDS”), resulting in a retroactive restatement. However the restatement had no effect on previously reported earnings and stockholders’ equity.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida March 15, 2009 (except as to Note 7 and Note 10 are as of April 13, 2010)

200 SOUTH PARK ROAD, SUITE 150 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

BOND LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,
	2009	2008

CURRENT ASSETS
Cash	$1,036,213	$263,379
Accounts receivables - net	452,263	428,790
Inventory	2,086,116	1,984,245
Notes receivables	10,000	250,137
Prepaid expenses and other current assets	57,902	30,240
Deposits	-	-
Total current assets	3,642,494	2,956,791

PROPERTY AND EQUIPMENT, net	232,954	238,328

Intangibles assets, net	1,916,112	2,160,860
Deposits	9,511	5,728
TOTAL ASSETS	$5,801,071	$5,361,707

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$510,539	$950,947
Disputed accounts payables	179,894	-
Accrued expenses and other liabilities	93,559	238,617
Note payable - affiliate	621,775	50,769
Note payable - current	436,789	934,861
Total current liabilities	1,842,556	2,175,194

Notes payable - long term	-	118,102

TOTAL LIABILITIES	1,842,556	2,293,296

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.01 par value, 10,000,000 shares
authorized; 5,148,646 and 5,659,477 issued and outstanding
as of December 31, 2009 and 2008, respectively	51,486	56,595
Preferred stock series B, $.01 par value, 1,000 shares
authorized; 219.3 and 0 issued and outstanding, including accretion of liquidation preferences price differential of $2,090,300,
10% Cumulative Perpetual with a Stated Value
of $10,000 per share and has dividend cumulated of $218,849
as of December 31, 2009 and 2008, respectively	615,269	-
Common stock, $.01 par value, 75,000,000 shares authorized;
56,165,820 and 25,839,928 issued and outstanding
as of December 31, 2009 and 2008, respectively	561,658	258,399
Additional paid-in capital	25,134,272	12,306,022
Common stock subscribed, 7,500,000	-	1,249,792
Preferred A stock subscribed, 4,000,000	-	600,000
Preferred B stock subscribed, 125	-	208
Accumulated deficit	(22,404,170)	(11,402,606)
Total stockholders' equity	3,958,516	3,068,411

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,801,071	$5,361,707

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008

Revenue	$8,734,590	$2,530,424
Total	8,734,590	2,530,424

Cost of Goods Sold	6,491,367	1,617,503
Gross Profits	2,243,223	912,921

OPERATING EXPENSES:
General and administrative	12,140,087	4,275,707
Selling and marketing	607,812	3,108,936
Depreciation and amortization	278,927	69,553
Research and development	-	120,634
Total operating expenses	13,026,826	7,574,830
OPERATING LOSS	(10,783,603)	(6,661,909)

OTHER (INCOME) AND EXPENSES
Interest expense	40,564	8,566
Interest income	-	(36,984)
Loss on the sale of assets	25,713	-
Other income	(67,165)	-
Rental income	-	(7,500)
Total other (income) expense	(888)	(35,918)

NET LOSS	$(10,782,715)	$(6,625,991)

Weighted average shares outstanding - basic and diluted
Basic and diluted	$(0.20)	$(0.28)

Basic and diluted	53,563,362	23,657,487

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008

Net loss	$(10,782,715)	$(6,625,991)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	219,749	36,645
Depreciation	59,178	32,908
Common stock issued for services	4,152,200	4,267,247
Common stock cancelled	(209,000)	(3,522,049)
Warrants issued	5,292,823	317,233
Warrants cancelled	(524,254)	-
Preferred series A subscribed not issued	-	600,000
Preferred series B shares allocation	396,212	-
Common stock issued for conversion of debt	163,216	-
Foreign translation	366
Changes in operating assets and liabilities:
Accounts receivables	(23,473)	(424,258)
Inventory	(101,871)	(1,984,245)
Prepaid expenses	(27,662)	594,286
Deposits	(3,783)	(3,000)
Notes receivables affiliates	240,137	-
Accounts payables	(145,058)	920,947
Accrued liabilities	(260,517)	239,133
Net cash used in operating activities	(1,554,452)	(5,551,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	-	(250,137)
Purchase of property and equipment	(28,805)	(178,279)
Purchase of intangible asset	-	(1,406,985)
Net cash used in investing activities	(28,805)	(1,835,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	2,074,325	4,298,000
Cost of raising capital	(616,066)	(250,713)
Proceeds from affiliated note payable	-	50,000
Proceeds preferred B and common stock subscribed	943,000	1,250,000
Proceeds from the issuances of preferred A stock	-	659,477
Repayments of note payable	(45,168)	(102,221)
Proceeds from note payable		1,155,184
Net cash provided by financing activities	2,356,091	7,059,727

INCREASE (DECREASE) IN CASH	772,834	(326,819)
CASH, BEGINNING OF PERIOD	263,379	590,197
CASH, END OF PERIOD	$1,036,213	$263,379

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$800
Interest Paid	$40,564	$8,566

Supplemental disclosure of non-cash investing and financing activities

Conversion of debt into common stock	$163,216	$-
Issuance of company stock for the assets purchase	$-	$790,500

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Preferred Stock					Common	Preferred A	Preferred B
	Common		Preferred A		Preferred B		Addit-ional Paid-in	Stock Sub-scribed	Stock Sub-scribed	Stock Sub-scribed	Accum-
	Stock Shares	Amount	Shares	Amount	Shares	Amount	Capital	Not Issued	Not Issued	Not Issued	ulated Deficit	Total

DECEMBER 31, 2007	20,431,450	$204,314	5,000,000	$50,000	-	$-	$5,807,008	$-	$-	$-	$(4,776,615)	$1,284,707
Common stock issued for cash	4,412,956	44,130	-	-	-	-	4,253,870	-	-	-	-	4,298,000
Common stock issued for services	2,105,522	21,055	-	-	-	-	4,246,192	-	-	-	-	4,267,247
Common stock cancelled	(2,660,000)	(26,600)	-	-	-	-	(3,495,449)	-	-	-	-	(3,522,049)
Common stock issued in the Asset Purchase Agreement	1,550,000	15,500	-	-	-	-	775,000	-	-	-	-	790,500
Cost of raising capital							(250,713)					(250,713)
Preferred series A shares subscribed not issued 4,000,000 @ $.15									600,000			600,000
Preferred series B shares subscribed not issued 125@ $.17										208		208
Common stock subscribed not issued 7,500,000 @ $.17								1,249,792				1,249,792
Preferred stock issued for cash			659,477	6,595			652,882					659,477
Warrants issued 636,400 @ $.01 January 31, 2008							6,364					6,364

Warrants issued 2,586,875 @ $.01 June 30, 2008							25,869					25,869
Warrants issued 1,900,000 @ $.15 December 31, 2008							285,000					285,000
Net loss	-	-	-	-	-	-	-	-	-	-	(6,625,991)	(6,625,991)
DECEMBER 31, 2008	25,839,928	$258,399	5,659,477	$56,595	-	$-	$12,306,022	$1,249,792	$600,000	$208	$(11,402,606)	$3,068,411
Preferred series A shares previously subscribed issued			4,000,000	40,000			560,000		(600,000)			-
Preferred series B shares previously subscribed issued					125	208	-			(208)		-
Common shares previously subscribed issued	7,500,000	75,000					1,174,792	(1,249,792)				-
Common stock issued for cash	10,827,400	108,274					2,909,051					3,017,325
Common stock issued for services	8,184,911	81,849					4,070,351					4,152,200
Common stock cancelled	(1,050,000)	(10,500)					(198,500)					(209,000)
Common stock issued for conversion of debt	352,750	3,528					159,688					163,216
Common stock issued for the conversion of Preferred A Shares	4,510,831	45,108	(4,510,831)	(45,108)			-					-
Preferred B shares allocation					94.3	396,212	-					396,212
Preferred B shares accumulated dividends						218,849	-				(218,849)	-
Warrants issued							5,292,823					5,292,823
Warrants cancelled							(524,254)					(524,254)
Cost of capital							(616,066)					(616,066)
Foreign translation							366					366
Net loss										-	(10,782,715)	(10,782,715)
DECEMBER 31, 2009	56,165,820	$561,658	5,148,646	$51,486	219.3	$615,269	$25,134,272	$-	$-	$-	$(22,404,170)	$3,958,516

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED  DECEMBER 31, 2009 AND 2008

NOTE 1 – BACKGROUND

Bond Laboratories is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. The Company produces and markets its products through its two primary operating divisions – NDS Nutrition Products, Inc., a Florida corporation (“NDS”) and Fusion Premium Beverages, Inc., a Florida corporation (“Fusion Premium Beverages”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through GNC franchise locations located throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages that help to support and promote an active lifestyle.

The Company was incorporated in the state of Nevada on July 26, 2005.  Fusion Premium Beverages, (formally Got Fusion, Inc.), a wholly owned subsidiary of the Company, was incorporated in August of 2008.  In October 2009, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation and moved those assets into a separate wholly owned subsidiary, NDS Nutrition Products, Inc.  The Company established a third wholly owned subsidiary called Vista Bottlers, Inc., a Nevada corporation, in March of 2009 to expand its operations to include private label bottling capabilities.  The Company’s operating subsidiaries are led by a team of highly experienced sales and marketing executives with considerable expertise in the development, launch and distribution of branded products in the nutritional supplement and beverage sector.  Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales office in Dallas, TX.  For more information on the Company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries.  The accompanying consolidated financial statements include the active entity of Bond Laboratories, Inc. and its wholly owned subsidiaries.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The condensed consolidated financial statements include the accounts of Bond Laboratories, Inc., Fusion Premium Beverages, Inc., NDS Nutrition Products, Inc. and Vista Bottlers, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 605 “Revenue Recognition in Financial Statements” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $110,781 and $39,316 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2009 and 2008.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  The Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Companies operating subsidiaries.  At December 31, 2009, the value of the Company’s inventory was $2,086,116 and at December 31, 2008, the value of the Company’s inventory was $1,984,245.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

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

Fair Value of an asset is defined by the FASB as “an estimate of the price that could be received for an asset or paid to settle a liability in a current transaction between market participants that are both able and willing to transact in the reference market for the asset or liability.”

Fair Value differs from Fair Market Value, inasmuch as certain synergies within a potential transaction are part of Fair Value (market participants), but are not allowable in determining Fair Market Value (arms length hypothetical participants).

The FASB under Statement SFAS #157 recognizes an order, or hierarchy, to the methods of fair value.

1. Mark to Market: Quoted prices of identical assets or liabilities being valued in active markets
2. Mark to Market: Quoted prices of similar assets or liabilities in active markets that can be readily adjusted to provide an indication of fair value
3. Mark to Model: Other available methods including the Income Approach or market multiples

The FASB considers quoted market prices in active markets as the best evidence of fair value, but if quoted market prices are not available, fair value shall be based on the best information available to the appraiser. One of the allowable approaches is to incorporate assumptions that market participants would use in their estimates of fair values.

In estimating the fair value of reporting units, a valuation technique based on multiples of earnings or revenue, or a similar performance measure may be used if that technique is consistent with the objective of measuring fair value. Use of multiples of earnings or revenue may be appropriate, for example, when the fair value of an entity that has comparable operations and economic characteristics is observable and the relevant multiples of the comparable entity are known.

In reviewing Intangible Assets (Client List, Formulation Technology, and Brand Equity) the appraiser was not able to find quoted prices of identical or similar assets, as noted in #1 and #2 above. Therefore, the appraiser elected to apply #3 Mark to Model Income Approach to the Consolidated Carrying Amounts. The Carrying Amount for Goodwill, which is valued separately, and based on the total Fair Value of NDS, the appraiser was able to find Level 2 Mark to Market inputs, which can be adjusted to provide a reasonable Fair Value of NDS.

The appraiser selected two valuation measures as highlighted above:
1. Stock Price compared to Book Value (2.27)
2. Total Enterprise Value compared to Annual Revenue (.98)

Applying these values to NDS:
Book Value@ $2,055,038 multiplied by 2.27 = $4,664,936
Annual Revenue: $7,216,802 @ .98 = $7,072,465
Average Value: $5,868,700

The Average Value needs to be adjusted (discounted) to reflect the material size difference between WNI Schiff Nutrition International (NYSE: WNI) a competitor of  NDS.

The appraiser selected a Size Risk Discount of 75%, resulting in a Total Enterprise Fair Value for NDS of $1,467,175, well in excess of the $250,000 Goodwill carrying amount.

Therefore, in the appraiser’s opinion, the Intangible Assets and Goodwill as presented in NDS Nutrition Products, Inc. Balance Sheet of December, 2008, are fairly presented in all material respects.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Accounting Standards Codification
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.
Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was April 15, 2010.

Accounting Standards Not Yet Effective
Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2009 and 2008 as follows:
	December 31,
	2009	2008
Inventory	$57,902	$-
Legal Retainer	-	30,240
Total	$57,902	$30,240

The Company also has prepaid legal and manufacturing retainers which are expenses when incurred.

NOTE 5 – INVENTORIES

The Company inventories as of December 31, 2009 and 2008 consists as follows:
	2009	2008
Finished goods	$1,566,931	$1,684,802
Components	519,185	299,443
Total	$2,086,116	$1,984,245

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2009 and 2008 as follows:
	December 31,
	2009	2008
Equipment	$416,860	$374,115
Accumulated depreciation	(183,906)	(135,787)
Total	$232,954	$238,328

Depreciation Expense is $59,178 for December 31, 2009 compared to $32,908 for December 31, 2008.

NOTE 7 - ACQUISITON

On October 1, 2008, the Company entered into an Asset Purchase Agreement with Cory Wiedel and Ryan Zink (the “Shareholders”), and NDS Nutritional Products, Inc. (“NDS”), a Nebraska corporation. NDS distributes a robust line of nutrition products for athletic performance, weight loss and general nutrition. The Company purchased substantially all of the tangible properties, equipment, tenant improvements, customer accounts, customer lists, goodwill, software, intellectual property, component inventory and all insurance benefits, including rights and proceeds in or related to the retail operations of NDS, in accordance with the provisions of the definitive transaction documents.  The estimated purchase price was $2,645,684, payable as follows:

(a)  Seven Hundred Thousand Dollars ($700,000) in cash at the Closing;

(b)  Three Hundred Fifty Thousand Dollars ($350,000) in the form of a secured promissory note payable in eighteen (18) fixed monthly installments and accruing interest at the rate of six percent (6%) per annum;

(c) An amount equal to the book value of the fixed assets prior to the Closing, in the form of a secured promissory note;

(d)  An earn-out payment in the amount of Three Hundred Fifty Thousand Dollars ($350,000) (subject to  adjustment based on Gross Profits from the Business), payable in six (6) consecutive, equal, quarterly installments;

(e)  An amount equal to the book value of the Product Inventory determined prior to the Closing, in the form of a secured promissory note, payable in twelve (12) fixed monthly installments and accruing interest at the rate of six percent (6%) per annum; and

(f)  One Million Five Hundred Fifty Thousand (1,550,000) shares of the unregistered common stock, with a par value $0.01 per share valued at $0.51 per share for an aggregate stock-based consideration of $790,500

The consideration had been allocated to assets and liabilities based internal assessments with $250,000 initially allocated to goodwill.
Purchase Price Allocation	October 1, 2008
Tangible Assets Allocation
Fixed Assets	$163,386
Inventory	291,798
Tangible Asset Allocation
Client List	540,500
Formulation Technology	1,000,000
Brand Equity Calculation	400,000
Total Assets	2,395,684
Total Liabilities	-
Fair values of net assets	2,395,684
Total Purchase price	2,645,684

Goodwill	$250,000

Company will calculate the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years.

On September 30, 2009, the Company amended the terms to the above referenced Asset Purchase Agreement originally dated October 1, 2008 by and between the Shareholders, NDS and the Company. Under the terms of the amendment, all remaining obligations payable by the Company in connection with the earn-out and outstanding secured promissory notes were replaced in their entirety by a new promissory note (the “New Note”) with an original principal amount of $621,775.01 payable in monthly installments commencing as of March 1, 2010, accruing at the rate of eight percent (8%) per annum, and due and payable in full on December 31, 2010.

Proforma Statement of Operations:

The Company’s Proforma statement of operations if the companies were consolidated for the year ended December 31, 2008.

Proforma Statement of Operations
For the year ended December 31, 2008

Revenue	8,745,746
Cost of Goods Sold	6,020,396
Gross Profits	2,725,350

General and Administrative Expenses	5,656,004
Sales and Marketing Expenses	3,377,545
Research and Development	120,634
Total Operating Expenses	9,154,183
Net Loss from operations	(6,428,833)

Rental Income	7,500
Interest Expense	(8,713)
Interest Income	42,893

Total Other income	(41,680)

Net Loss	(6,387,153)

Proforma Loss per Share	(0.27)

Proforma Weighted avg Shares outstanding	23,657,487

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company hired a third-party expert to prepare a valuation analysis to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the intangible assets from the acquisition of NDS Nutritional Products, Inc. in 2008. A summary of that analysis is included herein in Note 3 to these financial statements. Based on that analysis, the Company determined that there was no impairment for the year ended December 31, 2009.

The amortization expense for all intangible assets is grouped with the depreciation expense for the related reporting period, and reported in the Statements of Operations and the Statements of Cash Flows as “Depreciation and amortization” expense. The Company calculates the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years in accordance with the agreements with the above intangible assets. The company had total amortization expense of $219,749 for December 31, 2009 and $36,645 in 2008, respectively.

NOTE 9 – NOTE PAYABLES

Notes payable consist of the following as of December 31, 2009 and December 31, 2008:
	2009	2008
Secured promissory note (Fixed Assets) dated October 1, 2008 at an interest rate of 6.00% per annum until April 1, 2010. Principal and interest are due in monthly payments of $9,514.27.	$-	$145,948
Secured promissory note (Component Inventory) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2009. Principal and interest are due in monthly payments of $25,114.01.	-	244,370
Secured promissory note (Installment) dated October 1, 2008 at an interest rate of 6.00% per annum until October 1, 2010. Principal and interest are due in quarterly payments of $20,381.11.		312,645
Other notes payable for earn out provisions	-	350,000
Secured Promissory Note dated September 30, 2009, matures December 31, 2010 at an interest rate of 8% per annum. This note replaces the Fixed Asset Note, Component Inventory Note, Installment Note, and Earn Out Provision noted above. The Company is required to make $25,000 payments per month deferred for 5 months with two payments of $50,000 in the month of February 2010 and March 2010. This note is related to the acquisition of NDS Nutritional Products, Inc. in 2008.	621,775	-
Revolving Line of Credit of $500,000 from US Bank dated July 15, 2009 at an interest rate of 3.5% plus the one-month LIBOR rated quoted by US Bank from Reuters Screen LIBOR01 page. The Company pays interest only on this Line of Credit	436,789	-
Total of Notes Payable and advances	1,058,564	1,103,732
Less Current Portion	(1,058,564)	(934,861)
Long-Term Portion	$-	$118,102

Annual maturities of notes payables are as follows for the years ending December 31:

2010	$1,058,564
$1,058,564

NOTE 10 – EQUITY

Common and Preferred Stock
The Company is authorized to issue 75,000,000 shares of common stock, $0.01 par value, of which 56,165,820 common shares were issued and outstanding as of December 31, 2009. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 5,148,646 shares were issued and outstanding as of December 31, 2009. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, of which 219.3 were issued and outstanding as of December 31, 2009. The Company recorded an accumulated dividend of $218,849 which was recorded against accumulated deficit.  The outstanding 10% Cumulative Perpetual Series B Preferred has a liquidation preference of $10,000 per share.

Options
As of December 31, 2009, no options to purchase common stock of the Company were issued and outstanding.

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

As of December 31, 2009, 15,411,191 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.50	01/31/08	01/31/13	No
974,026	$0.77	12/31/09	12/31/14	Yes
3,711,540	$0.75	09/30/09	10/01/12	No
100,000	$0.70	12/31/09	12/31/14	No
1,000,000	$0.50	08/20/09	08/20/14	No
50,000	$0.50	11/01/09	11/01/12	No
65,000	$0.50	12/21/09	12/21/12	No
1,050,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
60,000	$0.35	07/01/09	07/01/12	No
1,000,000	$0.35	08/20/09	08/20/14	No
2,280,625	$0.35	09/01/09	09/01/12	No
50,000	$0.35	11/01/09	11/01/12	No
100,000	$0.35	12/31/09	12/31/14	No
1,750,000	$0.15	12/31/08	12/31/13	Yes
15,411,191

Expected Dividend yield	None
Volatility	40%
Weighted average risk free interest rate	1.774%
Weighted average expected life(in years)	3.14

Private Placements, Other Issuances and Cancellations
The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as, to advisors and consultants for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated or such shares are issued. The Company expenses the fair value of all such issuances in the period incurred.

The Company issued common stock for services and recorded $4,152,200 for December 31, 2009 as compared to $4,267,247 for December 31, 2008.

2009

During the year ended December 31, 2009 the Company issued 22,825,892 shares of its common stock, excluding 7,500,000 shares of common stock subscribed for in 2008 but issued in 2009.

During the year ended December 31, 2009, the Company issued 10,827,400 shares of common stock for cash.  Of that total, 5,366,000 shares of common stock and 94.3 shares of Series B preferred stock for aggregate gross proceeds to the Company of $943,000. Investors received one share of preferred stock and 60,000 shares of common stock for each $10,000 invested in the private placement of preferred and common stock The Company also issued 5,461,400 shares of common stock and 5,461,400 common stock purchase warrants with an average exercise price equal to $0.59 for aggregate gross proceeds to the Company of $2,074,325 in connection with two additional private placements completed by the Company during the year ended December 31, 2009. The Company paid placement agents a cash fee of $76,820 and issued 153,640 common stock purchase warrants with an exercise price equal to $0.75 to placement agents in connection with the above placement activity. In connection with these private placements, debt holders evidencing obligations of $148,250 exchanged their outstanding debt for 352,750 shares of common stock and 352,750 common stock purchase warrants with an average exercise price equal to $0.64.

During the year ended December 31, 2009, the Company issued 8,184,911 shares of common stock for services. Of that total, 3,310,194 shares of common stock were issued to consultants, employees and senior management valued in the aggregate at $1,314,638. The Company also cancelled 1,050,000 shares of common stock that had been previously issued to consultants and employees, but surrendered to the Company during the period at an aggregate value of $209,000. Another 1,052,500 shares of common stock issued for services during the period was pending cancellation as of December 31, 2009. Finally, the Company also issued 25,000 shares as consideration in connection with a legal settlement.

During the period ended December 31, 2009, the Company also issued i) 1,394,543 shares of common stock in connection with the Company’s failure to meet certain performance metrics defined in the transaction documents from the Company’s June 2008 financing, ii) 1,205,238 shares of common stock in connection with the exchange of 2,277,752 warrants with a weighted average exercise price equal to $0.46, iii) 1,197,436 shares of common stock in connection with the exercise of 1,200,000 warrants, and iv) 4,510,831 shares of common stock in connection with the conversion of 4,510,831 shares of Series A preferred stock.

During the year ended December 31, 2009, the Company issued shares of its common stock as consideration to consultants and valued the issuances of stock for services based on the trading value of the stock at the time of issuance.

2008

During the year ended December 31, 2008, the Company issued 5,528,478 shares of its common stock, excluding 7,500,000 shares of common stock subscribed for in 2008 but issued in 2009 and adjusting for an overstatement in the beginning balance of 120,000 shares of common stock. .

The Company had 7,500,000 shares of common stock subscribed for and issued 125 shares of Series B preferred stock for aggregate gross proceeds to the Company of $1,250,000 in connection with a private placement. which was allocated $1,249,792 for common and $208 for preferred. Investors received one share of preferred stock and 60,000 shares of common stock for each $10,000 invested in the private placement of preferred and common stock. In a separate transaction, the Company issued 2,594,456 shares of common stock for gross proceeds of $2,550,523, and 659,477 shares of Series A preferred stock for gross proceeds of $659,477, and 1,952,359 common stock purchase warrants with an exercise price of $1.25. In connection with that placement, the Company paid placement agents a cash fee of $321,000 and issued 325,393 common stock purchase warrants with an exercise price of $1.10. The Company also issued 1,818,500 shares of common stock for aggregate gross proceeds to the Company of $1,088,000 in connection with additional private placements completed by the Company during the year ended December 31, 2008.

During the year ended December 31, 2008, the Company issued 1,921,472 shares of common stock to consultants and employees valued in the aggregate at $3,833,779. The Company cancelled 2,580,000 shares of common stock that had been previously issued to consultants and employees, but surrendered to the Company during the period, at an aggregate value of $6,156,000.

During the year ended December 31, 2008, the Company also i) issued 1,550,000 shares of its common stock as consideration for the Asset Purchase Agreement by and between the Company and NDS Nutritional Products, Inc. for the fair value of $790,500, or $0.51 per share, and ii) cancelled 40,000 shares to correct an over-issuance of that same amount to an investor in a private placement.

During the year ended December 31, 2008, the Company issued shares of its common stock as consideration to consultants and valued the issuances of stock for services based on the trading value of the stock at the time of issuance.

2008 Subscribed Stock

The Company issued Preferred A shares of 4,000,000 valued at the date of issuance.

The Company issued Preferred B shares of 125 shares at a $10,000 per share value these preferred share are cumulative and perpetual preferred shares.  Along with the Preferred B shares the Company issued 7,500,000 common shares in the same transactions.  The Company issued these subscribed shares for $1,250,000 in cash, we allocated the price of these shares between the Series B Preferred Stock at a value of $208 and Common Stock at a value of $1,249,792.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:
	December 31,
	2009	2008
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$3,336,172	$2,252,837
State	970,444	589,713
	4,306,616	2,842,550
Valuation allowance	(4,306,616)	(2,842,550)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9%)	(42.9%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	December 31,
	2009	2008

Net operating loss carryforward	4,306,616	2,842,550
Valuation allowance	(4,306,616)	(2,842,550)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $22,404,170 available to offset future taxable income through 2030.

The Company recognized an income tax provision of $4,306,616 and $2,842,550 for the years ended December 31, 2009 and 2008, respectively, despite losses before taxes. The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of December 31, 2009. The valuation allowance was recorded as of December 31, 2009 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $22,404,170 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2009, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

A Company director, Scott Landow, is an indirect beneficiary with no authority in Small World Traders LLC. The holdings of Small World Traders LLC are reflected in Mr. Landow’s beneficial ownership herein. In September of 2009, Beshert LLC, of which Mr. Landow used to be an indirect beneficiary with no authority, converted a portion of its affiliated note representing an aggregate principal amount of $112,500 into 281,250 common shares and an equal number of common stock purchase warrants with a three year term and weighted average exercise price of approximately $0.62 per share. The Company no longer has any affiliated note receivables outstanding as of December 31, 2009.

NOTE 14 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for years ended December 31, 2009 and 2008 is the same as basic loss per share. For the years ended December 31,  2009 and 2008, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

	December 31,
	2009	2008
Warrants	15,411,191	5,820,000
Options	-	-
Total	15,411,191	5,820,000

The following table represents the computation of basic and diluted losses per share at December 31, 2009 and 2008:
	December 31,	December 31,
	2009	2008

Losses available for common shareholders	(10,782,715)	(6,625,991)

Basic and diluted weighted average common shares outstanding	53,563,362	23,657,487
Basic and diluted loss per share	(0.20)	(0.28)
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 15 - SUBSEQUENT EVENTS

In April of 2010, the Company converted the remaining 5,148,646 shares of Series A Preferred Stock to shares of common stock.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this annual report on Form 10-K on April 15, 2010.

*  *  *  *  *  *

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On January 7, 2010, Tarvaran, Askelson & Company, LLP ("TAC") was appointed as the independent registered public accounting firm for Bond Laboratories, Inc., commencing immediately, and Jewett, Schwartz, Wolfe, & Associates ("JSW") was dismissed as the independent auditors for the Company as of January 7, 2010. JSW was engaged on August 18, 2006.   The decision to change auditors was approved by the Board of Directors on January 7, 2010.

The report of JSW on the financial statements for year ended December 31, 2008 and the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent completed fiscal years and through the date of dismissal, there were no disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of JSW, would have caused it to make reference to the subject matter of the disagreements in connection with its reports with respect to the financial statements of the Company.

During the Company's two most recently completed fiscal years and through the date of dismissal, there were no "reportable events" as such term is described in Item 304(a)(1)(v) of Regulation S-B under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company.

During the Company's two most recent completed fiscal years and through the date of engagement, the Company did not consult with TAC with respect to the Company regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B under the Exchange Act and the related instructions to Item 304 of Regulation S-B) or a "reportable event" (as such term is described in Item 304(a)(1)(v) of Regulation S-B), or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

 Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2009.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2009. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Scott Landow	54	Chairman
John Wilson	46	Chief Executive Officer, President, Director
Michael Abrams	39	Chief Financial Officer
Elorian Landers	62	Director

The chief executive officer and directors of the Company will hold office until additional members or officers are duly elected and qualified.  The background and principal occupations of the officers and directors of the Company are as follows:

Scott D. Landow is the founder and Chairman. Prior to August 2009, Mr. Landow served as the Company’s principal executive officer and principal accounting officer. Mr. Landow is currently the Director of New Business Development.. From December 2005 through May 2005 Mr. Landow was President, CEO and a member of the board of directors of Bridgetech Holdings International a publicly traded company leveraging significant relationships in China & the U.S. to capitalize on proprietary opportunities in high growth segments of the healthcare industry.  From August 2000 through February 2005, Mr. Landow was President of Parentech Inc., an emerging medical device company for newborns and infants.

John S. Wilson is the Chief Executive Officer, President, and Director with over seventeen years of invaluable experience at both The Coca-Cola Company and Coca-Cola Enterprises. Most recently, Mr. Wilson was responsible for negotiating exclusive bottling agreements with national customers on behalf of all seventy-three of the Coca-Cola Bottlers in the United States. Mr. Wilson holds a Master of Business Administration degree from St. Louis University.

Michael S. Abrams is the Chief Financial Officer and currently a Managing Director of Burnham Hill Partners LLC, a New York-based investment and merchant banking firm he joined in August of 2003. Mr. Abrams holds a Master of Business Administration with Honors from the Booth School of Business at the University of Chicago.

Elorian C. Landers is a Director and from 2004 through 2008, Mr. Landers was Senior Vice President of Development at Exousia Advanced Materials Corp. which developed advanced industrial products.  Mr. Landers has over thirty years experience in public company management, investor relations and business development. He has in-depth knowledge of public company formation, management and corporate development. During his career, Mr. Landers has formed a number of companies and entities, and has interacted extensively with the Securities and Exchange Commission and public markets. From 1990 through 2004, in addition to certain consulting activities, he has worked for such entities as IVG Corp,  which produces software for HR Industry as its Chief Executive Officer, iOmega which produces high speed portable drives, Swan Magnetics, as a Senior Vice President involved in the  market introduction of High Speed Portable Drives, Insight Dental Cameras which pioneered the development of Dental Cameras & Software, Lasermedics, which produces low Energy Medical Lasers and; Rockefeller Private Family Fund as  a consultant to RockCo. Mr. Landers holds a BA degree in advertising from Art Center College of Design in Pasadena California and studied architecture at Texas A&M University.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

As of December 31, 2009, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely.

Our prior CEO Scott Landow did not file any form 3, 4, 5 and has been delinquent on his filings since 2006.   Mr. Landow is delinquent on filing 1 form 3 and 1 form 5 for year ended December 31, 2006, delinquent on filing 3 form 3 and 1 form 5 for year ended December 31, 2007, delinquent in filing 1 form 3’s and 1 form 5 for year ended December 31, 2008, and delinquent in filing 5 form 3’s and 1 form 5 for year ended December 31, 2009.

Our present CEO John Wilson did not file any form 3, 4, 5 and has been delinquent on his filings since he accepted the position of CEO in 2009.  Mr. Wilson is delinquent in filing 1 form 3 and 1 form 5 for year ended December 31, 2009.

Our interim CFO Michael Abrams did not file any form 3, 4, 5 and has been delinquent on his filings since he accepted the position of interim CFO in 2009.  Mr. Abrams is delinquent in filing 1 form 3 and 1 form 5 for year ended December 31, 2009.

Our director Elorian Landers did not file any form 3, 4, 5 and has been delinquent on his filings since he accepted the position on the Board of Directors in 2009.  Mr. Landers is delinquent in filing 1 form 3 and one form 5 for years ended December, 31, 2009.

The officers and directors of the Company are in the process of applying for Edgar codes to file their respective form 3, 4, and 5 as required under 16A of the 1934 Securities Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A form of the code of conduct and ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K for December 31, 2008.

Indemnification of Officers and Directors

As permitted by Nevada law,  Bond Laboratories  will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal  action brought against  them on account of their  being or having  been  Company  directors  or officers unless, in any such action,  they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing  provisions, Bond Laboratories has been informed that, in the opinion of the  Securities  and Exchange  Commission, such  indemnification  is against public policy as expressed in that Securities Act of 1933 and is, therefore, unenforceable.

Exclusion of Liability

The Nevada Business Corporation Act excludes personal liability for directors for monetary damages based upon any  violation  of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which  involve intentional misconduct or a knowing violation of law, acts in violation of the  Nevada Business Corporation Act, or any transaction from which a director receives an improper personal benefit.  This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

ITEM 11.  EXECUTIVE COMPENSATION

Effective August 16, 2009, Scott Landow resigned from his position of Chief Executive Officer of the Company and ceased to act as its Principal Accounting Officer. There were no disagreements with Mr. Landow on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Mr. Landow terminated his prior employment agreement and executed a new employment agreement in the capacity of New Product Manager that provided for a base salary of $16,800 per annum. In addition to the above, Mr. Landow entered in a consulting agreement with an entity controlled by Mr. Landow. Under the terms of the consulting agreement, the Company will pay $10,000 per month through the end of 2009 and $5,000 per month through 2010. In connection with the new employment agreement, Mr. Landow also agreed to forfeit previously accrued but unpaid salary and 400,000 common stock purchase warrants. John Wilson assumed the role of President and Chief Executive Officer of the Company and was appointed as a member of the Board of Directors effective August 16, 2009.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2009 and 2008 compensation awarded to, paid to, or earned by our other most highly compensated executive officers whose total compensation during each fiscal year exceeded $100,000, if any.

2009 and 2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Option Awards ($)	Non-Equity Incentive Plan Compens-ation ($)	Change in Pension Value and Nonqualified Deferred Compens-ation Earnings ($)	All Other Compen-sation ($)	Total ($)
Scott Landow,	2009	80,753	-	-	-	-	-	45,000	125,753
Chairman	2008	200,000	80,000	-	-	-	-	6,000	286,000
John Wilson	2009	132,784	-	379,611	191,021	-	-	13,176	716,592
CEO and Director	2008	-	-	-	-	-	-	-

2009 and 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott	-	-	-	-	-	-	-	-	-
Landow	-	-	-	-	-	-	-	-	-
John	-	-	-	-	-	-	-	-	-
Wilson	-	-	-	-	-	-	-	-	-

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Voting (#)	Value Realized on Vesting ($)
Scott	2009	-	-	-	-
Landow	2008	-	-	-	-
John	2009	-	-	-	-
Wilson	2008	-	-	-	-

2009 and 2008 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott	2009	-	-	-	-
Landow	2008	-	-	-	-
John	2009	-	-	-	-
Wilson	2008	-	-	-	-

2009 and 2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls / Distributions	Aggregate Balance at Last Fiscal Year-End ($)
Scott	2009	-	-	-	-	-
Landow	2008	-	-	-	-	-
John	2009	-	-	-	-	-
Wilson	2008	-	-	-	-	-

2009 and 2008 DIRECTOR COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compens-ation ($)	Change in Pension Value and Nonqualified Deferred Compens-ation Earnings ($)	All Other Compen-sation ($)	Total ($)
Scott	2009	-	-	-	-	-	-	-
Landow	2008	-	-	-	-	-	-	-
John	2009	-	-	-	-	-	-	-
Wilson	2008	-	-	-	-	-	-	-

2009 and 2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimburse-ments ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals	Total ($)
Scott	2009	-	-	-	-	-	-	-
Landow	2008	-	-	-	-	-	-	-
John	2009	-	-	-	-	-	-	-
Wilson	2008	-	-	-	-	-	-	-

2009 and 2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car / Parking ($)	Financial Planning / Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
Scott	2009	-	-	-	-	-
Landow	2008	-	-	-	-	-
John	2009	-	-	-	-	-
Wilson	2008	-	-	-	-	-

2009 and 2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Year	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott	2009	-	-	-	-	-	- -	- -
Landow	2008	-	-	-	-	-	- -	- -
John	2009	-	-	-	-	-
Wilson	2008	-	-	-	-	-

Compensation of Directors

We currently have three directors. We do not currently provide our directors with cash compensation, although the Company has outstanding consultant contracts with both Elorian Landers and Scott Landow that provide them with $5,000 and $2,500 per month for the fair value of additional services rendered to the Company outside their roles and responsibilities as members of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of April 15, 2010, based on 61,326,965 shares of common stock issued and outstanding on a fully diluted basis, which includes 56,178,319 shares of common stock and 5,148,646 shares of Series A Preferred Stock convertible or converted into that same number of shares of common stock.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael Abrams (2) 64 Ramshead Road Raynham, MA 02767	Common Stock	750,000	1.2%
Elorian Landers (3) 30 Farrell Ridge Drive Sugarland, TX 77479	Common Stock	731,000	1.2%
Scott Landow (4) 777 South Highway 101, Suite 215 Solana Beach, CA 92975	Common Stock	3,061,400	4.8%
John Wilson (5) 7404 Ivanhoe Drive Plano, TX 75024	Common Stock	2,000,000	3.2%
All Officers and Directors As a Group (4 persons)	Common Stock	6,542,400	9.6%
Vicis Capital Master Fund 445 Park Avenue, Ste 1901 New York, NY 10022	Common Stock	20,573,559	25.1%
WWFD, LLC (6) 1350 East Flamingo Road, Ste 711 Las Vegas, NV 89119	Common Stock	3,410,000	5.3%

(1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2) Includes 750,000 common stock purchase warrants, of which 375,000 are exercisable at $0.50 per share and 375,000 are exercisable at $0.35 per share.
(3) Includes 350,000 common stock purchase warrants, of which 175,000 are exercisable at $0.50 per share and 175,000 are exercisable at $0.35 per share.
(4) Includes shares held by family members and Small World Traders LLC plus 240,000 common stock purchase warrants held by Small World Traders LLC exercisable at $0.375 per share.
(5) Includes 1,487,013 common stock purchase warrants, of which 487,013 are exercisable at $0.77 per share and 1,000,000 are exercisable at $0.15 per share.
(6) Includes 460,000 common stock purchase warrants exercisable at $0.375 per share.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

The Company is authorized to issue 75,000,000 shares of common stock, $0.01 par value, of which 56,165,820 common shares were issued and outstanding as of December 31, 2009.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issuable upon exercise of warrants outstanding will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Preferred Stock Series A

The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 5,148,646 shares were issued and outstanding as of December 31, 2009.

Preferred Stock Series B

The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, of which 219.3 were issued and outstanding as of December 31, 2009. The outstanding 10% Cumulative Perpetual Series B Preferred has a liquidation preference of $10,000 per share.  The Company recorded $218,849 of cumulative dividend as of December 31, 2009.

Options and Warrants:

As of December 31, 2009 there were no options to acquire shares of the Company’s common stock outstanding, however there are 15,411,191 warrants outstanding.

Convertible Securities

At December 31, 2009, the Company converted all convertible notes to common stock.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

A Company director, Scott Landow, is an indirect beneficiary with no authority in Small World Traders LLC. The holdings of Small World Traders LLC are reflected in Mr. Landow’s beneficial ownership herein. In September of Beshert LLC, of which Mr. Landow used to be an indirect beneficiary with no authority, converted a portion of its affiliated note representing an aggregate principal amount of $112,500 into 281,250 common shares and an equal number of common stock purchase warrants with a three year term and weighted average exercise price of approximately $0.62 per share. The Company no longer has any affiliated note receivables outstanding as of December 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Tarvaran , Askelson & Company for professional services rendered fro the audit of the Company’s annual Financial statements for fiscal years ended December, 31, 2009 approximated $30,000.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2009 and 2008 approximated $21,000 and $21,000 respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2008 approximated $9,000 per year.  The aggregate fees billed by Tarvaran , Askelson & Company for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2008 approximated $0 per year.

Audit-Related Fees.  The aggregate fees billed by Tarvaran, Askelson & Company and Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2009, 2008 and 2008, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0, $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Tarvarn, Askelson & Company and Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2009, 2008 and 2008 were $0, $0, and $0.

All Other Fees.  The aggregate fees billed by Tarvaran, Askelson & Company and Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2009, 2008 and 2008 approximated $30,000, $21,000 and $21,000 respectively.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
10.1	Employment Agreement Scott Landow (1)
10.2	Securities Purchase Agreement (1)
14.1	Code of Ethics (2)
21	Subsidiaries (3)
23.1	Jewett Schwartz Wolfe Auditor Consent (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
__________________________________________________

(1). Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
(2)  Incorporated by reference to the same exhibit filed with the December 31, 2008 10-K/A
(3)  Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 15, 2010	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President

Date: April 15, 2010	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2010	By: /s/ Scott Landow
Scott Landow
Chairman

Date: April 15, 2010	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President, Director

Date: April 15, 2010	By: /s/ Elorian Landers
Elorian Landers
Director