Form 10-Q
period 2010-03-31
BOND LABORATORIES, INC.
filed 2010-05-17
CIK 1374328

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non–Accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐ No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2010
Common stock, $0.001 par value	60,901,965

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

PART I
FINANCIAL INFORMATION PAGE

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BOND LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS:	2010	2009

CURRENT ASSETS
Cash	$588,659	$1,036,213
Accounts receivables - net	741,893	452,263
Inventory	1,727,787	2,086,116
Notes receivables	10,000	10,000
Prepaid expenses and other current assets	63,329	57,902
Total current assets	3,131,668	3,642,494

PROPERTY AND EQUIPMENT, net	202,334	232,954

Intangibles assets, net	1,861,175	1,916,112
Deposits	8,330	9,511
TOTAL ASSETS	$5,203,507	$5,801,071

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$308,434	$510,539
Disputed accounts payables	179,894	179,894
Accrued expenses and other liabilities	249,282	93,559
Note payable - affiliate	617,920	621,775
Note payable - current	436,789	436,789
Total current liabilities	1,792,319	1,842,556

TOTAL LIABILITIES	1,792,319	1,842,556

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.01 par value, 10,000,000 shares
authorized; 5,148,646 and 5,659,477 issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	51,486	51,486
Preferred stock series B, $.01 par value, 1,000 shares authorized; 219.3 and
0 issued and outstanding, including accretion of liquidation preferences price differential of $2,090,300, 10% Cumulative Perpetual with a Stated Value of $10,000 per share and has dividend cumulated of $274,125
as of March 31, 2010 and December 31, 2009, respectively	670,094	615,269
Common stock, $.01 par value, 75,000,000 shares authorized;
56,178,319 and 56,165,820 issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	561,783	561,658
Additional paid-in capital	25,142,146	25,134,272
Accumulated deficit	(23,014,321)	(22,404,170)
Total stockholders' equity	3,411,188	3,958,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,203,507	$5,801,071

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$2,372,663	$2,507,893
Total	2,372,663	2,507,893

Cost of Goods Sold	1,673,406	1,801,034
Gross Profits	699,257	706,859

OPERATING EXPENSES:
General and administrative	914,146	546,475
Selling and marketing	277,466	551,930
Depreciation and amortization	66,455	68,515
Total operating expenses	1,258,067	1,166,920
OPERATING LOSS	(558,810)	(460,061)

OTHER (INCOME) AND EXPENSES
Interest expense	26,096	9,771
Loss on the sale of assets	682	3,264
Other income	(30,262)	-
Total other (income) expense	(3,484)	13,035

NET LOSS	$(555,326)	$(473,096)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Basic	56,175,958	34,865,795

Diluted	56,175,958	41,227,670

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net loss	$(555,326)	(473,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,403	68,515
Loss on the sale of assets	682	(1,765)
Common stock issued for services	7,999	(2,083)
Warrants issued	-	47,907
Foreign translation	-	(164)
Changes in operating assets and liabilities:
Accounts receivables	(289,630)	(288,589)
Inventory	358,329	195,492
Prepaid expenses	(5,427)	(143,730)
Deposits	1,181	(3,783)
Accounts payables	(202,105)	238,231
Accrued liabilities	155,723	(15,860)
Net cash used in operating activities	(460,171)	(378,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	16,472	-
Net cash provided from investing activities	16,472	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	-	463,000
Proceeds from affiliated note payable	-	52,000
Repayments of note payable	(3,855)	(155,258)
Net cash provided by financing activities	(3,855)	359,742

INCREASE (DECREASE) IN CASH	(447,554)	(19,183)
CASH, BEGINNING OF PERIOD	1,036,213	263,379
CASH, END OF PERIOD	$588,659	$244,196

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Taxes	$-	$-
Interest Paid	$26,096	$9,771

Supplemental disclosure of non-cash investing and financing activities

Common shares issued for cost of raising capital	$-	$17,430

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Bond Laboratories (the “Company”) is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. The Company produces and markets its products through its two primary operating divisions – NDS Nutrition Products, Inc., a Florida corporation, (“NDS”) and Fusion Premium Beverages, Inc., a Florida corporation, (“Fusion Premium Beverages”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through GNC franchise locations throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages to support and promote an active lifestyle.

The Company was incorporated in the State of Nevada on July 26, 2005. Fusion Premium Beverages, (formally Got Fusion, Inc.), a wholly owned subsidiary of the Company, was incorporated in June of 2007.  In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS. The Company established a third wholly owned subsidiary Vista Bottlers, Inc., a Nevada corporation, in March of 2009 to expand its operations to include private label bottling capabilities. The Company’s operating subsidiaries are led by a team of highly experienced sales and marketing executives with considerable expertise in the development, launch and distribution of branded products in the nutritional supplement and beverage sector.  Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales operation in Dallas, TX.  For more information on the Company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $0 and $110,781 related to bad debt and doubtful accounts, respectively, during the quarter ended March 31, 2010 and year ended December 31, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At March 31, 2010, the value of the Company’s inventory was $1,727,787 and at December 31, 2009, the value of the Company’s inventory was $2,086,116.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

The Company adopted the provisions of FASB Interpretation No. 48; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Nebraska, California and Texas. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable, if any, approximate fair value.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. See Note 6 – Fair Value Measurements.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

NOTE 4 – INVENTORIES

The Company inventories as of March 31, 2010 and December 31, 2009 consists as follows:

	March 31, 2010	December 31, 2009

Finished goods	$1,200,573	$1,566,931
Components	527,214	519,185
Total	$1,727,787	$2,086,116

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of March 31, 2010 and December 31, 2009 consists as follows:

	March 31,	December 31,
	2010	2009
Equipment	$396,864	$416,860
Accumulated depreciation	(194,530)	(183,906)
Total	$202,334	$232,954

Depreciation Expense is $13,466 for March 31, 2010 compared to $13,578 for March 31, 2009.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Secured Promissory Note dated September 30, 2009, matures December 31, 2010 at an interest rate of 8% per annum. This note replaces the Fixed Asset Note, Component Inventory Note, Installment Note, and Earn Out Provision noted above. The Company is required to make $25,000 payments per month deferred for 5 months with a payment of $50,000 in the month of March 2010	$617,920	$621,775
Revolving Line of Credit of $500,000 from US Bank dated July 15, 2009 at an interest rate of 3.5% plus the one-month LIBOR rated quoted by US Bank from Reuters Screen LIBOR01 page. The Company pays interest only on this Line of Credit	436,789	436,789
Total of Notes Payable and advances	1,054,709	1,058,564
Less Current Portion	(1,054,709)	(1,058,564)

Long-Term Portion	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance. The consulting agreements are with key shareholders and advisers that are instrumental to the success of the Company and its development of its products.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company did not have any affiliated note receivables or other related party transactions as of March 31, 2010 other than the affiliate note through the acquisition of NDS Nutrition Products, Inc.

NOTE 9 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2010 and 2009 is the same as basic loss per share. For the three months ended March 31, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

	March 31,
	2010	2009
Warrants	15,411,191	9,697,752
Options	-	-
Total	15,411,191	9,697,752

The following table represents the computation of basic and diluted losses per share at March 31, 2010 and 2009.

	March 31,
	2010	2009
Losses available for common shareholders	(555,326)	(473,096)

Basic and diluted weighted average common shares outstanding	56,175,958	34,865,795

Basic and diluted loss per share	$(0.01)	$(0.01)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 10- EQUITY

Common and Preferred Stock
The Company is authorized to issue 75,000,000 shares of common stock, at $0.001 par value, of which 56,178,319 common shares were issued and outstanding as of March 31, 2010. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock at $0.001 par value, of which 5,148,646 were issued and outstanding as of March 31, 2010. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, of which 219.3 were issued and outstanding as of March 31, 2010. The Company recorded an accumulated dividend of $274,125 as of March 31, 2010, which was recorded against accumulated deficit. The outstanding 10% Cumulative Perpetual Series B Preferred has a liquidation preference of $10,000 per share.

Options
As of March 31, 2010, no options to purchase common stock of the Company were issued and outstanding.

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

As of March 31, 2010, 15,411,191 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.50	01/31/08	01/31/13	No
974,026	$0.77	12/31/09	12/31/14	Yes
3,711,540	$0.75	09/30/09	10/01/12	No
100,000	$0.70	12/31/09	12/31/14	No
1,000,000	$0.50	08/20/09	08/20/14	No
50,000	$0.50	11/01/09	11/01/12	No
65,000	$0.50	12/21/09	12/21/12	No
1,050,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
60,000	$0.35	07/01/09	07/01/12	No
1,000,000	$0.35	08/20/09	08/20/14	No
2,280,625	$0.35	09/01/09	09/01/12	No
50,000	$0.35	11/01/09	11/01/12	No
100,000	$0.35	12/31/09	12/31/14	No
1,750,000	$0.15	12/31/08	12/31/13	Yes
15,411,191

Expected Dividend yield	None
Volatility	40%
Weighted average risk free interest rate	1.68%
Weighted average expected life(in years)	3.17 years

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

During the period ended March 31, 2010, the Company issued 12,499 shares of its common stock as consideration to consultants for the fair value of services rendered. The Company did not issue or cancel any other shares of common stock, preferred stock, common stock purchase options, or warrants during the quarter ended March 31, 2010.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2010 and 2009 consist of the following:
	March 31, 2010	March 31, 2009
Current:
Federal	$	$
State

Deferred:
Federal	$171,818		146,376
State	49,979		42,579
	221,797		188,955
Benefit from operating loss	(221,797)		(188,955)
Change in valuation allowance	221,797		188,955
(Benefit) provision for income taxes, net	$-		-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31, 2010	March 31, 2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation Allowance	(43.0%)	(43.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.

The Company has a net operating loss carryforward of approximately $23,014,321 available to offset future taxable income through 2030.

The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of March 31, 2010. The valuation allowance was recorded at the end of the first quarter of 2010 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2009 and the quarters ended March 31, 2010. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended March 31, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

NOTE 12 – SUBSEQUENT EVENTS

In April of 2010, the Company converted the remaining 5,148,646 shares of Series A Preferred Stock to shares of common stock.

* * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” “Bond Laboratories” and “our” refer to Bond Laboratories, Inc. and our subsidiaries, unless the context requires otherwise.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Bond Laboratories is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. Our company produces and markets its products through its two primary operating divisions – NDS Nutrition Products, Inc., a Florida corporation, (“NDS”) and Fusion Premium Beverages, Inc., a Florida corporation, (“Fusion Premium Beverages”).. NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through GNC franchise locations throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages to support and promote an active lifestyle.

We were was incorporated in the State of Nevada on July 26, 2005.  Fusion Premium Beverages, (formally Got Fusion? Inc.), a wholly owned subsidiary of the Company, was incorporated in June of 2007. In October 2008, we acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into our wholly owned subsidiary NDS. We established a third wholly owned subsidiary Vista Bottlers, Inc., a Nevada corporation, in March of 2009 to expand our operations to include private label bottling capabilities. We believe to our operating subsidiaries are led by a team of highly experienced sales and marketing executives with considerable expertise in the development, launch and distribution of branded products in the nutritional supplement and beverage sector. Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales office in Dallas, TX.  For more information on our company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

Fusion Premium Beverages, Inc.

Fusion Premium Beverages is focused on the development, production and distribution of unique and differentiable functional beverages targeted at active and health conscious consumers. Current products include:

●	Resurrection™ Anti-Hangover drink, and
●	6+ Hour Energy Boost

Resurrection™ Anti-Hangover drink

Management believes that Resurrection™ Anti-Hangover dink is the first ever “pretox” beverage with a proprietary herbal compound that helps eliminate the internal body processes that cause a hangover. Management contends that we are a leading innovator in the industry and seeks to leverage our strong “first to market” position to drive the rapid adoption of Resurrection™, as well as to facilitate the introduction of other high-quality proprietary functional beverages to the market.

6+ Hour Energy Boost

Fusion Premium Beverages has developed an exclusive portfolio of energy products, including our 2oz. 6+ Hour Energy Boost shot, targeted at prevailing consumer trends and needs.

NDS Nutrition Products, Inc.

NDS markets a full line of sports, weight loss and general nutrition products on national basis. NDS currently markets and distributes more than 60 different products to over 400 GNC franchise locations, as well as other distribution channels, throughout the United States. A complete product list is available on our website at www.ndsnutrition.com. Key brands include:

•	Release, a complete suite of products that support weight loss and increase metabolism, examples include Censor, Complete and Intensify;
•	Professional Muscular Development, a comprehensive line of sports nutrition products, examples include Amplify XL, Pump Fuel and Xplode; and,
•	Doctor Health, a diverse line of products that promote general health and well-being, examples include Dr. Detox, Dr. Cholesterol and Dr. Joints.

NDS utilizes several contract manufacturers to produce its various products and product forms including capsules, tablets and powders. All of our manufacturers abide by current Good Manufacturing Practices (“cGMPs”) to ensure quality and consistency, and nearly all are certified through a governing body such as the National Products Association or NSF International. Raw materials are sourced and supplied by the respective contract manufacturer, and tested for accuracy and purity. The materials are blended according to specific and proprietary formula specifications and subjected to comprehensive testing prior to store placement.

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

Results of Operations

Revenues for the three months ended March 31, 2010 were $2,372,663 as compared to $2,507,893 for the period ended March 31, 2009. Results from operations for the three months ended March 31, 2009 included sales of $421,049 related to certain product lines that the Company abandoned and stopped producing in the third quarter of 2009. Therefore revenue from operations for the three months ended March 31, 2010 increased with the exclusion of the abandoned product line for the three months ended March 31, 2010 were $2,372,663 as compared to revenues excluding the abandoned product line of $2,086,844 for March 31, 2009 therefore an increase of 13.7%. This increase was primarily attributable to divesting of a product line during the quarter and the increase and our focus on other more profitable products

Cost of goods sold for the three months ended March 31, 2010 decreased to $1,673,406 as compared to $1,801,034 for the three months ended March 31, 2009. Cost of goods sold for the three months ended March 31, 2009 included $403,869 related to certain product lines abandoned by our company in the third quarter of 2009. Therefore cost of goods sold from operations for period ended March 31, 2010 increased with the exclusion of the abandoned product line for the three months ended March 31, 2010 were 1,673,406 as compared to cost of goods sold again excluding the abandoned product line were $1,397,165 for the period ended March 31, 2009. The increase was primarily attributable to higher revenue from product lines that were more profitable and have less costs associated with their production.

General and administrative expense for the three months ended March 31, 2010 increased to 914,146 from $546,475 for the three months ended March 31, 2009.

Selling and marketing expense for the three months ended March 31, 2010 decreased] to $277,466 from $551,930 for the three months ended March 31, 2009.

Depreciation and amortization for the three months ended March 31, 2010 was $66,455 compared to $68,515 for the three months ended March 31, 2009.

Net loss for the three months ended March 31, 2010 increased to $555,326 as compared to a $473,096 loss for the three months ended March 31, 2009.

Liquidity and Capital Resources

We strive to maintain a minimum of three months of working capital as a means to allow adequate reserves and time to secure additional funds from investors as needed.  To date, management has succeeded in securing capital to fund operations as needed.   During the three months ended March 31, 2010, we did not sell any shares of common stock or preferred stock, or otherwise issue any securities or financial instruments that provided the Company with additional capital.

Our cash used in operating activities was ($460,171) and $(378,925) for the three months ended March 31, 2010 and March 31, 2009, respectively.  The increase was primarily attributable to the costs associated with Fusion Premium Beverages new product launch.

Our cash provided by investing activities was ($16,472 and ($0.00) for the three months ended March 31, 2010 and March 31, 2009, respectively.  The increase was related to the sale of fixed assets of $16,472 for the three months ended.

Our cash (used in) provided by financing activities was ($3,855) and $359,742 for the three months ended March 31, 2010 and 2009, respectively.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2010. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

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

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006 (the “Form SB-2”) and in our Annual Report on Form 10–K for the year ended December 31, 2009, which was  filed with the Securities and Exchange Commission on April 15, 2010 (the “Fiscal 2009 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2009 10–K and the Form SB-2 including but not limited, to the following:

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

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company business. Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended March 31, 2010 the Company issued 12,499 shares of common stock to consultants for the fair value of services rendered and expensed $7,999.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  Removed and Reserved.

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

Registrant Date: May 17, 2010	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 17, 2010	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)