Form 10-K/A
period 2008-12-31
BOND LABORATORIES, INC.
filed 2010-06-03
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment One

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No [X]

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

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: May 31, 2010, there were 61,057,948 shares of Common Stock, $0.01 par value per share, 0 shares of Series A preferred stock, $0.01 par value per share, and 219.3 shares of Series B preferred stock, stated value $10,000 per share, issued and outstanding.

Documents Incorporated By Reference –None

EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A is being filed for the following purpose:  In December 11, 2009 the Company received a Securities Exchange Commission comment letter and subsequently received a follow up comment letter on February 5, 2010.  This amendment is the Company’s response and inclusion of the changes resulting from the response to the comment letters.

Bond Laboratories, Inc.
FORM 10-K /A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 and 2007

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

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

PART I
ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K /A or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “Bond”, “Company” or “our company” refers to Bond Laboratories, Inc. and all of its subsidiaries.

Overview

Bond Laboratories (the “Company”) is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. The Company produces and markets its products through its two primary operating divisions – NDS Nutrition Products, Inc. (“NDS”) and Fusion Premium Beverages. NDS manufactures and distributes a full line of nutritional supplements to support healthy living primarily through GNC franchise locations located throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages to support and promote an active lifestyle.

The Company was incorporated in the state of Nevada on July 26, 2005.  Fusion Premium Beverages, (formally Got Fusion, Inc.), a wholly owned subsidiary of the Company, was incorporated in August of 2008. In October of 2009, the Company acquired the assets of NDS Nutritional Products and moved those assets into a separate wholly owned subsidiary, NDS Nutrition Products, Inc.  The Company established a third wholly owned subsidiary Vista Bottlers, Inc. during March of 2009 to expand its operations to include private label bottling capabilities. The Company’s operating subsidiaries are led by a team of highly experienced sales and marketing executives with considerable expertise in the development, launch and distribution of branded products in the nutritional supplement and beverage sector.  Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales office in Dallas, TX.  For more information on the Company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

Fusion Premium Beverages, Inc.

Fusion Premium Beverages is focused on the development, production and distribution of unique and differentiable functional beverages targeted at active and health conscious consumers. Current products include:

●        Resurrection™, and
●        6+ Hour Energy Boost

Resurrection™
Management believes that Resurrection™ is the first ever “pretox” Beverage with a proprietary herbal compound that helps eliminate the internal body processes that cause a hangover. Management believes that our Resurrection™ Antihangover drink created a new beverage category for the industry. The Company is a leading innovator in the industry and seeks to leverage its strong market position to drive the rapid adoption of Resurrection™, as well as to facilitate the introduction of new, proprietary functional beverages to the market.

6+ Hour Energy Boost
Fusion has developed an exclusive portfolio of energy products, including our 2oz. 6+ Hour Energy Boost shot, targeted at prevailing consumer trends and needs.

NDS Nutrition Products, Inc.

NDS markets a full line of sports, weight loss and general nutrition products on a national basis. Key products include:

●	Professional Muscular Development,
●	Release Weight Loss, and
●	Doctor Health.

NDS Nutrition supports a GNC-Exclusive business model.  All products are available for distribution through the GNC franchisee system, and a select few are also offered through GNC Corporate locations. The full product list is as follows:

Sports Nutrition Product Line; Professional Muscular Development
Amplify XL sports protein (2 Flavors), Arsenal X liquid gels, Arsenal X, Cr5, Evolve creatine powder, Muscle Phix, N-Test, Nitro CM, Nocturnal, Omega Cuts, Pump Fuel (3 flavors), Six Week Cutting Stack, and Xplode.

Weight Loss Product Line; Release Weight Loss
3-in-1, Amplify smoothie protein (5 flavors), Censor, Complete 500 kit, Complete 500 Advanced kit, Embrace kit, Intensify, Intensify IRG, Keto Max, Release 500 Thermogenic, Release Complete Kit, Release Complete for Women Kit, Release Morning for Women, Release Afternoon, and Release Evening.

General Health Product Line; Dr. Health
Dr. Cholesterol, Dr. Detox, Dr. Essentials, Dr. Joints, and Dr. Joints Advanced.

NDS Nutrition is a distributor of dietary supplements and works with several contract manufactures to produce the various products and product forms (i.e., capsules, tablets, and powders).  All of our manufacturers abide by current Good Manufacturing Practices (“cGMPs”) to ensure quality and consistency, and nearly all are certified through a governing body such as the NPA (“Natural Products Association”) or NSF International.  Raw materials are sourced and supplied by the respective contract manufacturer.  Raw materials come into the respective facility and are tested for accuracy and purity.  The materials are blended according to formula specifications, bulk is packaged according to product specifications, and the final product is micro analysis tested.

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

2008 – Steve McCann: Steve is a worldwide recognized BMX rider who competes in the Dew Tour, the X Games, the US Open and several other events that are picked up by national broadcasters.  He is the first athlete in history to make the finals in every BMX specialty on the Dew Tour.  The Fusion logo was prominently displayed on the helmet as well as the water bottle held on the podium.

2008 - Darrell Lanigan: Amazing c onsistency p ropelled Darrell Lanigan t o f irst c areer World of Outlaws Late Model Series Championship in 2008.  Lanigan’s sparkling ’08 stats show two wins, 25 top-five and 36 top-10 finishes in 43 A-Mains, plus one fast time honor and 17 heat-race wins. He led 168 laps and completed 2,254 of a possible 2,285 laps, with only three of the 31 laps he missed coming in full-points races.

2008-2009 – Jason Ellis: Skate, MMA, Drift C ar and r adio personality.  Jason competes at several events throughout the year in his various disciplines, but his greatest value to the Company comes as a radio personality on Sirius Satellite radio where he can be heard Monday-Friday for 3 hours per day focusing on Action Sports and the athletes who compete in them.  His estimated audience is 500 ,000 to 1 million listeners per day.

2008 – “Ruthless” Robbie Lawler: Mixed Martial Arts, (MMA).  Robbie is the Elite XC Middleweight Champion having won his most recent match against Scott Smith on CBS Saturday night fights, broadcast nationwide on July 26th. The Fusion logo was prominently displayed on the middle of his shorts where it could be seen for a good portion of the fight.

Employees

As of fiscal year end December 31, 2008 the Company had 23 employees. We believe relations with employees are generally good.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K /A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K /A , before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006 (the “Form SB-2”) and in our Annual Report on Form 10–K for the year ended December 31, 2008 , which was filed with the Securities and Exchange Commission on March 28, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K and the Form SB-2 except as disclosed below.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations , w e have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None .

ITEM 2.  PROPERTIES.
As of fiscal year end December 31, 2008 the Company was headquartered in Omaha, NE.

On May 17, 2006, the Company signed a one year lease to rent space for $1,770 per month in Solana Beach, CA .  The Solana Beach office was sublet on a month to month basis in connection with the corporate offices being moved to Omaha, NE.  The Solana Beach office is on a month to month basis, which ended in August of 2009. There was not a written agreement on that facility.

On July 3, 2006 the Company entered into a lease for 1,875 square feet of office / warehouse space in Murrieta, CA (Huntington Beach).   The term of the lease was for two years with rent of $1,968 per month beginning September 1, 2006 and has since expired.   The Huntington Beach facility was shut down and moved to Omaha, NE at the end of 2008 and the Company sublet the facility for the remainder of the lease agreement.

Upon the completion of the Asset Purchase Agreement the Company entered into a one year lease in Omaha, NE at a monthly rate of $3,876. This facility was subsequently sublet when the Company changed its distribution model to using a fulfillment house that could not only warehouse product, but pull all orders and facilitate all shipping.

In January, we moved all of the Bond and Fusion back office functions to Omaha, to take advantage to the experienced personnel that we gained through the acquisition of NDS.  All corporate functions are now handled in that facility.

	Omaha (1)	Solana Beach (2)	Huntington Beach (3)	Dallas (4)	Total
2007	$3,783	$1,840	$2,860	$0	$8,483
2008	$3,783	$1,840	$2,860	$0	$8,483
2009	$3,783	$1,840	$2,860	$1,000	$9,483

(1)	Assumed by the Company as of October 1, 2008 in connection with the Asset Purchase Agreement by and between the Company and NDS Nutritional Products, Inc.
(2)	Lease terminated in August 2009.
(3)	Lease terminated March of 2010. Was subset April 2009 through March 2010 to a third-party for $2,700 per month.
(4)	Commenced May 2009.

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

At December 31, 2009 , there were 56,165,820 shares of common stock of Bond outstanding and there were approximately 212 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bond’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (January – March 2009 )	$.30	$.13
Second Quarter (April – June 2009 )	$.35	$.17
Third Quarter (July – September 2009 )	$1.50	$.19
Fourth Quarter (October – December 2009 )	$1.31	$.65
Fiscal Year 2008
First Quarter (January – March 2008)	$3.25	$1.50
Second Quarter (April – June 2008)	$2.20	$1.30
Third Quarter (July – September 2008)	$1.75	$.58
Fourth Quarter (October – December 2008)	$.65	$.15

Fiscal Year 2007
First Quarter (January – March 2007)	$.00	$	. 00
Second Quarter (April – June 2007)	$.00	$	. 00
Third Quarter (July – September 2007)	$.00		$.00
Fourth Quarter (October – December 2007)	$3.25		$1.55

On June 1, 2010 , the closing bid price of our common stock was $ .35.

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

Transfer Agent

Bond’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Recent sales of unregistered securities

Cash Received	Stock for	Stock issued for	Stock issued
	Conversion of Debt	Stock Split	and (cancelled)
			for services
$1,651,000	1,953,600	9,067,225	2,442,625

			1,550,000
			(2,780,000)
			2,105,522
$4,298,000	-	-	-
$4,298,000	-	-	875,522

The Company issued common stock for services and recorded $4,267,247 for December 31, 2008 as compared to $3,103,396 for December 31, 2007.

2007

During the year ended December 31, 2007, the Company has issued shares of its common stock as consideration to consultants and the Company valued the issuances of stock for services based on the trading value of the stock at the time of issuance.

The Company issued 2,442,625 shares of common stock to consultants valued in the aggregate at $3,103,396. The shares were issued to consultants throughout the year ended December 31, 2007 at a weighted average price of $1.27 per share.  During the issuance of the common stock to consultants the share priced trading price ranged between $.25 and $3.75.  The stock issued for services includes $3,103,396 of the compensation for services rendered in accordance with the consultant respective agreements.   The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2007, the Company issued 2,014,000 shares of its common stock for $1,651,000.  The shares were issued to third parties was based on a private placement completed by the Company.  The shares were sold throughout in a private placement to third parties at an aggregate value of $.82 per share.    The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During year ended December 31, 2007, The Company issued 1,311,600 shares of its Common Stock in connection with the conversion of unsecured debt of $874,000 at a value of $.67 per shares.  The Company further issued 642,000 shares of its Common Stock in connection with the conversion of secured debt of $321,000 comprised of $230,000 of deferred compensation and $91,000 of a related party note.  The conversion was done at $.50 per share.  The Company issued a total of 1,953,600 shares of its Common Stock at a weighted average value of $.61 per share in connection with these debt conversions.  The debt was issued to founders as a means to fund early stage operations and product development for the Company prior the filing of its SB-2.  The founders debt was issued prior to and converted at a valuation that was less than the per share cash sale of stock issued to investors in a private placement in fiscal 2007 per the approval of the Company’s Board of Directors .  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

2008 Subscribed Stock

The Company issued 4,000,000 shares of Series A Preferred stock valued at $600,000 on the date of issuance.

The Company issued 125 shares of cumulative and perpetual Series B Preferred stock with a stated value of $10,000 per share. Along with the Preferred B shares, the Company also issued 7,500,000 common shares in the same transaction.  The Company issued these subscribed shares for $1,250,000 in cash, we allocated the price of these shares between the Series B Preferred Stock at a value of $208 and Common Stock at a value of $1,249,792.

The Company has not issued any options but has issued warrants.  These warrants have a 5 year life and can be exercised at the option of the holder.

Date Issued	Warrants Issued	Strike Price	Date Expired
January 31, 2008	2,520,000	1.50	January 31, 2013
June 26, 2008	1,952,359	1.25	June 26, 2013
June 26, 2008	325,393	1.10	June 26, 2013
January 31, 2008	1,050,000	0.375	January 31, 2013
December 31, 2008	500,000	0.375	December 31, 2013
December 31, 2008	1,750,000	0.150	December 31, 2013
Total Warrants Issued	8,097,752

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
Statement of Operations Data
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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K /A.

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

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

BOND LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BOND LABORATORIES, INC.

We have audited the accompanying consolidated balance sheet of Bond Laboratories, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bond Laboratories, Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 15, 2009, except for note 11 to
Which the date is March 25, 2010

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
as of December 31, 2008 and 2007, respectively	56,595	50,000
Preferred stock series B, $.01 par value, 1,000 shares
authorized; none issued and outstanding, 10% Cumulative
Perpetual with a Stated Value of $10,000 per share;
as of December 31, 2008 and 2007, respectively	-	-
Common stock, $.01 par value, 75,000,000 shares authorized;
25,839,928 and 20,431,450 issued and outstanding
as of December 31, 2008 and 2007, respectively	258,398	204,314
Additional paid-in capital	12,306,022	5,807,008
Common stock subscribed, 7,500,000	1,249,792	-
Preferred A stock subscribed, 4,000,000	600,000	-
Preferred B stock subscribed, 125	208	-
Accumulated deficit	(11,402,606)	(4,776,615)
Total stockholders' equity	3,068,410	1,284,707

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,361,707	$1,314,960

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

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net loss	$(6,625,991)	$(3,961,602)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,553	14,596
Common stock issued for services	4,267,247	3,103,396
Common stock cancelled	(3,522,049)
Common stock issued for prepaid services		(600,000)
Warrants issued in conversion of debt	-	12,386
Stock warrants issued	317,233	-
Preferred series A subscribed not issued	600,000	26,625
Changes in operating assets and liabilities:
Accounts receivables	(424,258)	(4,532)
Inventory	(1,984,245)	-
Prepaid expenses	594,286	(24,527)
Deposits	(3,000)	(2,727)
Accounts payables	920,947	15,500
Accrued liabilities	239,133	7,338
Net cash used in operating activities	(5,551,144)	(1,413,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(250,137)	-
Purchase of property and equipment	(178,279)	-
Purchase of intangible asset	(1,406,985)	(43,009)
Net cash used in investing activities	(1,835,401)	(43,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	4,298,000	1,651,000
Cost of raising capital	(250,713)	-
Proceeds from affiliated note payable	50,000	-
Proceeds preferred B and common stock subscribed	1,250,000	335,000
Proceeds from the issuances of preferred A stock	659,477	-
Repayments of note payable	(102,221)	-
Proceeds from note payable	1,155,184	-
Net cash provided by financing activities	7,059,727	1,986,000

INCREASE (DECREASE) IN CASH	(326,818)	529,444
CASH, BEGINNING OF PERIOD	590,197	60,753
CASH, END OF PERIOD	$263,379	$590,197

Supplemental disclosure of non-cash investing and financing activities

Conversion of debt into common stock	$-	$874,000
Issuance of common stock for repayment of loan affiliates	$-	$91,000
Issuance of company stock for prepaid services	$-	$600,000
Issuance of company stock for accrued liabilities	$-	$230,000
Issuance of company stock for the assets purchase	$790,500	$-

The accompanying notes are an integral part of these consolidated financial statements

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Preferred Stock				Additional	Common	Pref- erred A	Pref-erred B
	Common Stock		Preferred A		Preferred B		Paid-in	Stock Subscribed	Stock Sub-scribed	Stock Sub-scribed	Accum-ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Not Issued	Not Issued	Not Issued	Deficit	Total

DECEMBER 31, 2006	4,954,000	$49,540	5,000,000	$50,000	-	$-	$-	-		$-	$(815,013)	$(715,473)

Common stock issued for cash	2,014,000	20,140	-	-	-	-	1,630,860	-		-	-	1,651,000

Common stock issued for services	2,442,625	24,426	-	-	-	-	3,078,970	-		-	-	3,103,396

Common stock issued in a 2 for 1 forward split	9,067,225	90,672	-	-	-	-	(90,672)	-		-	-	-

Common stock issued in convertible debt and interest expense	1,953,600	19,536	-	-	-	-	1,175,464	-		-	-	1,195,000

Warrants issued 1,238,600 @ $.01							12,386					12,386

Net loss	-	-	-	-	-	-	-	-	-	-	(3,961,602)	(3,961,602)

DECEMBER 31, 2007	20,431,450	$204,314	5,000,000	$50,000	-	$-	$5,807,008	-	$-	$-	$(4,776,615)	$1,284,707

Common stock issued for cash	4,412,956	44,130	-	-	-	-	4,253,870	-	-	-	-	4,298,000

Common stock issued for services	2,105,522	21,055	-	-	-	-	4,246,192	-	-	-	-	4,267,247

Common stock cancelled	(2,660,000)	(26,600)	-	-	-	-	(3,495,449)	-	-	-	-	(3,522,049)

Common stock issued in the Asset Purchase Agreement	1,550,000	15,500	-	-	-	-	775,000	-	-	-	-	790,500

Cost of raising capital							(250,713)					(250,713)

Preferred series A shares subscribed not issued 4,000,000 @ $.15									600,000			600,000

Preferred series B shares subscribed not issued 125@ $.17										208		208

Common stock subscribed not issued 7,500,000 @ $.17								1,249,792				1,249,792

Preferred stock issued for cash			659,477	6,595			652,882					659,477

Warrants issued 636,400 @ $.01 January 31, 2008							6,364					6,364

Warrants issued 2,586,875 @ $.01 June 30, 2008							25,869					25,869

Warrants issued 1,900,000 @ $.15 December 31, 2008							285,000					285,000

Net loss	-	-	-	-	-	-	-	-	-	-	(6,625,991)	(6,625,991)

DECEMBER 31, 2008	25,839,928	$258,398	5,659,477	$56,595	-	$-	$12,306,022	$1,249,792	$600,000	$208	$(11,402,606)	$3,068,411

The accompanying notes are an integral part of these consolidated financial statements

BOND LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The consolidated financial statements include the accounts of Bond Laboratories, Inc., Fusion Premium Beverages, Inc. NDS Nutritional Products, Inc. and Vista Bottlers, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Advertising Costs

All advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2008 and 2007was approximately $1,994,111 and $45,000, respectively.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $39,316 and $0 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2008 and 2007.

Allowance for Doubtful Accounts

The determination of collectibility of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.  No allowance for doubtful accounts and bad debt were written off in December 31, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008 and 2007, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.  The Company evaluates the need to record adjustments for inventory on a regular basis.  The Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Companies operating subsidiaries.  At December 31, 2008 and 2007, the value of the Company’s inventory was $1,984,245 and $0, respectively.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008 and 2007, the Company did not record any liabilities for uncertain tax positions.

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

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

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

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

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

       (a)  Seven Hundred Thousand Dollars ($700,000) in cash at the Closing

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
Liabilities
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

The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended December 31, 2008 and 2007:

Date	Warrants	Strike	Date
Issued	Issued	Price	Expired
January 31, 2008	2,520,000	1.50	January 31, 2013
June 26, 2008	1,952,359	1.25	June 26, 2013
June 26, 2008	325,393	1.10	June 26, 2013
January 31, 2008	1,050,000	0.375	January 31, 2013
December 31, 2008	500,000	0.375	December 31, 2013
December 31, 2008	1,750,000	0.150	December 31, 2013
Total Warrants Issued	8,097,752

Dividend yield	None
Volatility	0.491
Risk free interest rate	4.18%
Expected asset life	5 years

The Company valued the warrants using Black-Scholes option-pricing model.  The assumptions under Black Scholes are based on the market value of the stock price at the time of issuance, the exercise price of the warrants, life, volatility, risk free interest rate of the warrants.  The Black Scholes option-price model was the best determinable value of the warrants that the Company “knew up front” when issuing the warrants in accordance with Topic 505 .  The warrants had no vesting schedule and could be exercised at the option of the parties receiving the warrants until either terminated by contract or expiration.  No discounts were applied to the calculation through the Black Scholes option-price model.”

Common Stock
Years Ended	Stock		Stock for	Stock issued	Stock issued
	issued for Cash	Cash Recieved	Conversion of Debt	for Stock Split	and (cancelled)
					for servics
December 31, 2007	2,014,000	$1,651,000	1,953,600	9,067,225	2,442,625

Assets Purchase Agreement					1,550,000
Stock Cancelled					(2,780,000)
Stock issued for Services					2,105,522
Stock issued for Caseh	4,412,956	$4,298,000	-	-	-
Total December 31, 2008	4,412,956	$4,298,000	-	-	875,522

The Company issued common stock for services and recorded $4,267,247 for December 31, 2008 as compared to $3,103,396 for December 31, 2007.

2007

During the year ended December 31, 2007, the Company has issued shares of its common stock as consideration to consultants and the Company valued the issuances of stock for services based on the trading value of the stock at the time of issuance.

The Company issued 2,442,625 shares of common stock to consultants valued in the aggregate at $3,103,396. The shares were issued to consultants throughout the year ended December 31, 2007 at a weighted average price of $1.27 per share.  During the issuance of the common stock to consultants the share priced trading price ranged between $.25 and $3.75.  The stock issued for services includes $3,103,396 of the compensation for services rendered in accordance with the consultant respective agreements.

During the year ended December 31, 2007, the Company issued 2,014,000 shares of its common stock for $1,651,000.  The shares were issued to third parties was based on a private placement completed by the Company.  The shares were sold throughout in a private placement to third parties at an aggregate value of $.82 per share.

During year ended December 31, 2007, The Company issued 1,311,600 shares of its Common Stock in connection with the conversion of unsecured debt of $874,000 at a value of $.67 per shares.  The Company further issued 642,000 shares of its Common Stock in connection with the conversion of secured debt of $321,000 comprised of $230,000 of deferred compensation and $91,000 of a related party note.  The conversion was done at $.50 per share.  The Company issued a total of 1,953,600 shares of its Common Stock at a weighted average value of $.61 per share in connection with these debt conversions.  The debt was issued to founders as a means to fund early stage operations and product development for the Company prior the filing of its SB-2.  The founders debt was issued prior to and converted at a valuation that was less than the per share cash sale of stock issued to investors in a private placement in fiscal 2007 per the approval of the Company’s Board of Directors.

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

2008 Subscribed Stock

The Company issued 4,000,000 shares of Series A Preferred stock valued at $600,000 on the date of issuance.

The Company issued 125 shares of cumulative and perpetual Series B Preferred stock with a stated value of $10,000 per share. Along with the Preferred B shares, the Company also issued 7,500,000 common shares in the same transaction.  The Company issued these subscribed shares for $1,250,000 in cash, we allocated the price of these shares between the Series B Preferred Stock at a value of $208 and Common Stock at a value of $1,249,792.

Preferred Stock

Preferred Series A

During the year ended December 31, 2008, the Company issued 659,477 Preferred Series A for $659,477.  On December 29, 2008, the Company memorialized the issuance of 4,000,000 shares of Series A Preferred stock, which were previously designated but not issued, and issued the Series A Preferred stock in January of 2009.

Preferred Series B

During the year ended December 31, 2008 the Company has subscribed common stock of 7,500,000 shares and Preferred Series B stock of 125 shares .  These common and preferred shares were issued in a related agreement with Vicis Capital Master Fund where $1,250,000 was received by the Company pursuant to related transaction documents .

The Company authorized 1,000 shares of Series B Preferred stock as 10% Cumulative Perpetual Series B Preferred Stock.  Each share of Series B Preferred Stock has a stated value of $10,000 per shares, a liquidation preference equal to the Stated Value, and is non-convertible.

NOTE 11 - RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current year presentations.

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2006	4,954,000	$49,540	$-	$(815,013)	$(715,473)

Common Stock issued for cash	2,014,000	$20,140	$3,310,301		$3,330,441
Common Stock issued for services	2,917,625	$29,176	$1,630,860		$1,660,036
Common Stock issued in a 2 for 1 forward split	9,067,225	$90,672	$(90,672)		$-
Common stock issued for convertible debt	1,478,600	$14,786	$944,133		$958,919
Warrants issued 1,238,600 @$0.01			$12,386		$12,386
Net loss	-	$-	$-	$(3,961,602)	$(3,961,602)
DECEMBER 31, 2007	20,431,450	$204,314	$5,807,008	$(4,776,615)	$1,284,707

Common Stock issued for cash	2,014,000	$20,140	$1,630,860		$1,651,000
Common Stock issued for services	2,442,625	$24,426	$3,078,970		$3,103,396
Common Stock issued in a 2 for 1 forward split	9,067,225	$90,672	$(90,672)		$-
Common stock issued for convertible debt	1,953,600	$19,536	$1,175,464		$1,195,000
Warrants issued 1,238,600 @$0.01			$12,386		$12,386
Net loss	-	$-	$-	$(3,961,602)	$(3,961,602)
DECEMBER 31, 2007	20,431,450	204,314	5,807,008	(4,776,615)	1,284,707

The Company reclassified 75,000 shares of common stock from Common Stock Issued for Services to Common Stock Issued for Convertible Debt. The change was a reclassification from one caption to the other.  The overall calculations were stated correctly and the adjustment did not reflect a modification or restatement of equity and had no impact on our financial statements as of December 31, 2007.

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2007	20,431,450	$204,314	$5,807,008	$(4,776,615)	$1,284,707

Common Stock issued for cash	3,642,456	$36,425	$3,461,575	$-	$3,498,000
Common Stock issued for services	1,340,522	$13,405	$1,531,793	$-	$1,545,198
Common Stock cancelled	(1,124,500)	$(11,245)	$11,245	$-	$-
Common stock issued in the Asset Purchase Agreement	1,550,000	$15,500	$775,000	$-	$790,500
Warrants issued	-	$-	$317,232	$-	$317,232
Preferred Stock issued	-	$-	$652,882	$-	$659,477
Subscribed stock	-	$-	$-	$-	$1,850,000
Cost of capital	-	$-	$(250,713)	$-	$(250,713)
Net loss	-	$-	$-	$(6,625,991)	$(6,625,991)
DECEMBER 31, 2008	25,839,928	$258,399	$12,306,023	$(11,402,606)	$3,068,411

Common Stock issued for cash	4,412,956	$44,130	$4,253,870	$-	$4,298,000
Common Stock issued for services	2,105,522	$21,055	$4,246,192	$-	$4,267,247
Common Stock cancelled	(2,660,000)	$(26,600)	$(3,495,449)	$-	$(3,522,049)
Common stock issued in the Asset Purchase Agreement	1,550,000	$15,500	$775,000	$-	$790,500
Warrants issued	-	$-	$317,232	$-	$317,232
Preferred Stock issued	-	$-	$652,882	$-	$659,477
Subscribed stock	-	$-	$-	$-	$1,850,000
Cost of capital	-	$-	$(250,713)	$-	$(250,713)
Net loss	-	$-	$-	$(6,625,991)	$(6,625,991)
DECEMBER 31, 2008	25,839,928	$258,398	$12,306,022	$(11,402,606)	$3,068,411

The Company reclassified 1,535,500 shares of common stock to Common Stock Cancelled, of which 770,500 and 765,000 had previously been netted against Common Stock Issued for Cash and Common Stock Issued for Services, respectively. The adjustment had no net effect on equity or our financial statements as of December 31, 2008.

NOTE 12 - INCOME TAXES

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

The Company recognized an income tax provision of $2,842,550 and $1,938,183 for the years ended December 31, 2009 and 2008, respectively, despite losses before taxes. The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of December 31, 2008. The valuation allowance was recorded as of December 31, 2008 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreement are with key shareholders that are instrumental to the success of the company and its development of it product.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company is managed by its key shareholder.  This shareholder is the sole shareholder of Small World Traders.  The Company entered into Demand Note Payable with Beshert LLC, an entity controlled by the Company’s key shareholder , for $50,000 bearing an interest rate of 8%.  The note matures on March 22, 2009.

NOTE 15 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the years ended December 31, 2008 and 2007 is the same as basic loss per share.  The net loss per common shares is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the period.

NOTE 16 - SUBSEQUENT EVENTS

The Company entered into to two new employment agreements with key employees with substantial distribution experience.

*  *  *  *  *  *

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A (T) .  CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s report on internal control over financial reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Ryan Zink- is the President of NDS Nutrition Products, Inc. and has held this position since March, 2008 (including acting as President of NDS Nutritional Products, Inc. prior to the merger with our company). From January, 2007 through February, 2008, Mr. Zink acted as an independent contractor for NDS Nutritional Products, Inc.  From July, 2005 through November, 2006, Mr. Zink was Chief Operating Officer of Complete Nutrition, Inc.  From March, 2004 through July, 2005, Mr. Zink was Director of Sales of NDS Nutritional Products LLC.  In addition to the above, Mr. Zink has been the owner/franchisee of Anytime Fitness Gyms.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

As of December 31, 2008, t he Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely,

Our prior CEO Scott Landow did not file any form 3, 4, 5 and has been delinquent on his filings since 2006.   Mr. Landow is delinquent on filing 1 form 3 and 1 form 5 for year ended December 31, 2006, delinquent on filing 3 form 3 and 1 form 5 for year ended December 31, 2007, delinquent in filing 1 form 3’s and 1 form 5 for year ended December 31, 2008, and delinquent in filing 5 form 3’s and 1 form 5 for year ended December 31, 2009.

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

General.   As of December 31, 2008 and 2007, Mr. Scott Landow serves as the Company’s sole-director and chief executive officer.  Pursuant to a Management Services Agreement executed and approved by the Company Mr. Landow was compensated approximately $120,000 (deferring an additional $80,000 per year), and $6,000 for fringe benefits, and other sources or forms of compensation was not paid or collected for Fiscal year ended 2007 and 2008.   As of December 31, 2008 the company has deferred compensation of $280,000.   Further Mr. Landow receives cashless warrants of 350,000 per year until the company begins paying his full salary.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, Mr. Scott Landow, our sole Director and Chief Executive Officer as of December 31, 2008, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Scott Landow defers $80,004 per year in his salary and has accrued unpaid salary of $280,000.  While Mr. Landow defers his salary he is granted 350,000 in common stock warrants at $.375 strike price.   Mr. Landow received only 1,400,000 in warrants in December 2008 for past years of deferred salary.  However, Mr. Landow ultimately forfeited 400,000 of those warrants on August 13, 2009.

We did not issue any options to directors in fiscal 2008 and 2007.

2008, and 2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants& Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Scott	2008	200,000	80,000	0	0	0	0	6,000	286,000
Landow	2007	200,000	80,000	0	0	0	0	6,000	811,000

2008 and 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Scott Landow	0	0	0	0	0	0	0	0	0

2008 and 2007 OPTION EXERCISES AND STOCK VESTED TABLE

2008 and 2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott Landow	0	0	0	0

2008 and 2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name		Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Scott Landow	2007	0	0	0	0	0
	2008	0	0	0	0	0

2008 and 2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Landow	0	0	0	0	0	0	0

2008 and 2007  ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Scott	2007	0	0	0	0	0	0	0
Landow	2008	0	0	0	0	0	0	0

2008 and 2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Scott Landow	2008	0	0	0	0	0
	2007	0	0	0	0	0

2008 and 2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Scott Landow	Basic salary						-

Eric Schick’s employment with the Company terminated in October of 2008.

Compensation of Directors

We currently have one director. Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. For the years ended December 31, 2008, 2008, and 2007, we did not issue any options to directors. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of May 31, 2010 , based on 55,909,302 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Scott Landow 777 South Highway 101, Suite 215 Solana Beach, CA 92975 (2)	Common Stock	6,280,400	12 . %
All Officers and Directors As a Group (1 persons)	Common Stock	6,280,400	12 . %
Small World Traders(3) 777 South Highway 101, Suite 215 Solana Beach, CA 92975	Common Stock	2,740,000	5.0%
WWFD LLC(4) 777 South Highway 101, Suite 215 Solana Beach, CA 92975	Common Stock	2,950,000	6.0%
Vicis Capital Master Fund(5) 445 Park Ave 16th Floor New York, NY 10022	Common Stock	9,840,523	18.0%

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)  Includes shares held by family members and family trusts such as WWFD LLC and shares held by Small World Traders.
(3)  Scott Landow is the managing member of WWFD LLC is a Nevada LLC.
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

Preferred Stock Series A

We are authorized to issue 10,000,000 shares of Series A preferred stock, $.01 par value, of which 5,659,477 are issued and outstanding as of December 31, 2008.  We had subscribed preferred stock of 4,000,000 where the total subscribed and outstanding of 9,659,477 as of December 31, 2008.

Preferred Stock Series B

We designated  1,000 shares of 10% Cumulative Perpetual Series B Preferred Sto ck . Each share of Series B Preferred Stock has a stated value of $10,000 per share, a liquidation preference equal to its s tated value, and is non-convertible.

Subscribed Common and Preferred Stock

The Company issued 4,000,000 shares of Series A Preferred stock at a value of $.15 per share at the date of issuance.  The Preferred A shares were issued to consultants for services rendered for the company.

The Company issued 125 shares of Series B Preferred stock. In connection with the issuance of the Series B shares , the Company issued 7,500,000 shares of common stock in the same transaction.  The Company issued these subscribed shares for $1,250,000 in cash, and allocated the price of these shares between shares of Series B Preferred shares and common shares B at $208 and $1,249,792, respectively .

Options and Warrants:

 As of December 31, 2008 there were no options to acquire shares of the Company’s common stock outstanding, however there are 6,361,875 warrants outstanding that expire in 2013.

Convertible Securities

At December 31, 2008, the Company converted all convertible notes to common stock.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

During the year ended December 31, 2008 there were no related party advances.  During the period July 26, 2005 (inception) through December 31, 2008, certain officers and stockholders advanced to the Company $50,000.   The Company is managed by its key shareholder.  This shareholder is the sole shareholder of Small World Traders.  The Company entered into Demand Note Payable with Bershert LLC and affiliate for $50,000 bearing an interest rate of 8%.  The note matures on March 22, 2009.

In addition, the CEO is to receive an annual bonus reflecting 40% of his then current salary, which he has elected to defer the remaining 20% and has deferred compensation of $280,000.  Presently any and all bonuses have been deferred.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Tarvaran , Askelson & Company for professional services rendered fro the audit of the Company’s annual Financial statements for fiscal years ended December, 31, 2009 approximated $30,000.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2008 and 2007 approximated $ 21 ,000 and $ 21 ,000 respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $ 9 ,000 per year.   The aggregate fees billed by Tarvaran , Askelson & Company for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $0 per year.

Audit-Related Fees.  The aggregate fees billed by Tarvaran, Askelson & Company and Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0, $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Tarvaran, Askelson & Company and Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2009, 2008 and 2007 were $0 , $0, and $0.

All Other Fees.  The aggregate fees billed by Tarvaran, Askelson & Company and Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 200 9, 2008 and 2007 approximated $ 30,000, $21 ,000 and $ 21 ,000 respectively.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K/A for its 2008 fiscal year for filing with the SEC.

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

Registrant Date: June 3, 2010	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principle Executive Officer), President

Date: June 3, 2010	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principle Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: June 3, 2010	By: /s/ Scott Landow
Scott Landow
Chairman

Date: June 3, 2010	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principle Executive Officer), President, Director

Date: June 3, 2010	By: /s/ Elorian Landers
Elorian Landers
Director