Form 10-Q
period 2010-06-30
BOND LABORATORIES, INC.
filed 2010-08-16
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common stock, $0.01 par value	61,232,448

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$272,777	$1,036,213
Accounts receivables - net	463,114	452,263
Inventory	1,662,619	2,086,116
Notes receivables	-	10,000
Prepaid expenses and other current assets	95,071	57,902
Total current assets	2,493,581	3,642,494

PROPERTY AND EQUIPMENT, net	187,589	232,954

Intangibles assets, net	1,806,237	1,916,112
Deposits	5,331	9,511
TOTAL ASSETS	$4,492,738	$5,801,071

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$317,216	$510,539
Disputed accounts payables	113,299	179,894
Accrued expenses and other liabilities	106,519	93,559
Note payable - affiliate	504,359	621,775
Note payable - current	608,789	436,789
Total current liabilities	1,650,182	1,842,556

TOTAL LIABILITIES	1,650,182	1,842,556

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.01 par value, 10,000,000 shares authorized; 0 and 5,148,646. issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	51,486
Preferred stock series B, $.01 par value, 1,000 shares authorized; 219.3 issued and outstanding, including accretion of liquidation preferences price differential of $2,090,300, 10% Cumulative Perpetual with a Stated Value of $10,000 per share and has dividend cumulated of $328,501 as of June 30, 2010 and December 31, 2009, respectively	724,919	615,269
Common stock, $.01 par value, 75,000,000 shares authorized; 61,143,948 and 56,165,820 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	611,439	561,658
Additional paid-in capital	25,040,860	25,134,272
Accumulated deficit	(23,534,662)	(22,404,170)
Total stockholders' equity	2,842,556	$3,958,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,492,738	$5,801,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

	Three Months		Six Months
	2010	2009	2010	2009

Revenue	$2,027,925	$2,248,774	$4,400,588	$4,756,667
Total	2,027,925	2,248,774	4,400,588	4,756,667

Cost of Goods Sold	1,418,655	1,581,210	3,092,061	3,396,780
Gross Profits	609,270	667,564	1,308,527	1,359,887

OPERATING EXPENSES:
General and administrative	312,922	959,938	1,227,068	1,789,116
Selling and marketing	642,945	123,141	920,411	377,833
Depreciation and amortization	69,683	70,200	136,138	138,714
Total operating expenses	1,025,550	1,153,279	2,283,617	2,305,663
OPERATING LOSS	(416,280)	(485,715)	(975,090)	(945,776)

OTHER (INCOME) AND EXPENSES
Interest expense	49,236	9,074	75,332	18,845
Other income	-	(67,165)	(30,262)	(67,165)
Loss on the sale of assets	-	-	682	3,264
Total other (income) expense	49,236	(58,091)	45,752	(45,056)

NET LOSS	$(465,516)	$(427,624)	$(1,020,842)	$(900,720)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic	60,440,229	37,719,384	58,319,873	36,237,034

Diluted	75,851,420	44,537,509	73,731,064	43,055,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

	2010	2009

Net loss	$(1,020,842)	$(900,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,138	138,714
Common stock issued for services	67,557	525,315
Common stock issued in connection with bridge loan	32,826
Common stock cancelled	(195,500)	(2,416)
Foreign translation	-	(1,306)
Gain on sale of assets	-	(21,798)
Loss on sale of assets	682	3,264
Warrants issued	-	93,532
Changes in operating assets and liabilities:
Accounts receivables	(10,851)	(280,630)
Inventory	423,497	(183,610)
Prepaid expenses	(37,169)	(50,115)
Deposits	4,180	(3,783)
Accounts payables	(373,217)	229,546
Accrued liabilities	14,908	20,067
Notes receivable affiliate	10,000	(10,000)
Net cash used in operating activities	947,791	(443,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	16,472	-
Net cash used in investing activities	16,472	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock and preferred stock	-	513,025
Proceeds from common stock subscribed	-	179,975
Proceeds from affiliated note payable	-	52,250
Proceeds from notes payables	172,000	249,139
Cost of raising capital	-	(366,066)
Repayments of note payable	(4,117)	(362,856)
Net cash provided by financing activities	167,883	265,467

INCREASE (DECREASE) IN CASH	(765,384)	(178,473)
CASH, BEGINNING OF PERIOD	1,036,213	263,379
CASH, END OF PERIOD	$272,777	$84,906

Supplemental disclosure operating activities

Cash paid for interest	$42,506	$18,845
Cash paid for income tax	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for cost of raising capital	$-	$17,430

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Bond Laboratories (the “Company”) is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. The Company produces and markets its products through its two primary operating divisions – NDS Nutrition Products, Inc., a Florida corporation (“NDS”), and Fusion Premium Beverages, Inc., a Florida corporation (“Fusion Premium Beverages”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through GNC franchise locations throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages to support and promote an active lifestyle.

The Company was incorporated in the State of Nevada on July 26, 2005. Fusion Premium Beverages (formally Got Fusion, Inc.), a wholly owned subsidiary of the Company, was incorporated in June of 2007.  In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS. The Company established a third wholly owned subsidiary, Vista Bottlers, Inc., a Nevada corporation, in March of 2009, to expand its operations to include private label bottling capabilities. The Company’s operating subsidiaries are led by a team of highly experienced sales and marketing executives with considerable expertise in the development, launch and distribution of branded products in the nutritional supplement and beverage sector.  Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales operation in Dallas, Texas.  For more information on the Company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $18,961 and $110,781 related to bad debt and doubtful accounts, respectively, during the quarter ended June 30, 2010 and year ended December 31, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At June 30, 2010, and December 31, 2009, the value of the Company’s inventory was $1,662,619 and $2,086,116, respectively

Property and Equipment

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, “Long-Lived Assets,” such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes,” to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

On July 1, 2009, guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009

Finished goods	$1,374,334	$1,566,931
Components	395,561	519,185
Reserve	(107,276)	-
Total	$1,662,619	$2,086,116

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Equipment	$396,864	$416,860
Accumulated depreciation	(209,275)	(183,906)
Total	$187,589	$232,954

Depreciation expense for the six months ended June 30, 2010 is $26,264 compared to $28,840 for June 30, 2009.

NOTE 6 – NOTE PAYABLES

On June 29, 2010, we issued $172,000 in aggregate principal amount of promissory bridge notes (the "Bridge Notes") to six accredited investors (the “Investors”) (the “Bridge Financing”).    Net proceeds to the Company after the deduction of selling commissions and expenses of the Bridge Financing were approximately $149,050.  The Bridge Notes mature on the first anniversary of the issuance date, June 30, 2011 (the “Maturity Date”).  In addition, the Company issued a total of 86,000 shares of its common stock, $0.01 par value, in connection with the Bridge Financing, as well as warrants to purchase 172,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of Bridge Notes purchased in connection with the Bridge Financing.  The warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant.  The Company did not recognize any expense for the issuance of the warrants.  The Bridge Notes accrue interest at the rate of ten percent (10%) per annum.  All remaining principal and accrued interest is due and payable on the Maturity Date.   Amounts outstanding may be prepaid by the Company after the issuance date without penalty.  The amounts outstanding under the Bridge Notes will become due and payable immediately upon the occurrence of certain events of default.

Notes payable consist of the following as of June 30, 2010 and December 31, 2009, which include the issuance of the Bridge Notes referred to above:
	June 30, 2010	December 31, 2009
On June 29, 2010, the Company issued $172,000 in aggregate principal amount of promissory bridge notes to six accredited investors. Net proceeds to the Company after the deduction of selling commissions and expenses of the Bridge Financing were approximately $149,050. The Bridge Notes mature on the first anniversary of the issuance date, June 30, 2011. The Bridge Notes accrue interest at the rate of ten percent (10%) per annum.	$172,000	$-
Secured Promissory Note dated September 30, 2009, matures December 31, 2010 at an interest rate of 8% per annum. This note replaces the Fixed Asset Note, Component Inventory Note, Installment Note, and Earn Out Provision. The Company is required to make $25,000 payments per month deferred for 5 months with a payment of $50,000 in the month of March 2010	504,359	621,775
Revolving Line of Credit of $500,000 from US Bank dated July 15, 2009 at an interest rate of 3.5% plus the one-month LIBOR rated quoted by US Bank from Reuters Screen LIBOR01 page. The Company pays interest only on this Line of Credit	436,789	436,789
Total of notes payable and advances	1,113,148	1,058,564
Less Current Portion	(1,113,148)	(1,058,564)

Long-Term Portion	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance. The consulting agreements are with key shareholders and advisers that are instrumental to the success of the Company and its development of its products.  The Company does not have a commitment and contingency liability.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company did not have any affiliated note receivables or other related party transactions as of June 30, 2010 other than the affiliate note through the acquisition of NDS Nutritional Products, Inc.  The Company has affiliated notes payable for the asset purchase of NDS Nutritional Products, Inc. for $504,359 as of June 30, 2010

NOTE 9 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the six months ended June 30, 2010 and 2009 is the same as basic loss per share. For the six months ended June 30, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

	June 30,
	2010	2009
Warrants	16,117,591	6,818,125
Options	-	-
Total	16,117,591	6,818,125

The following table represents the computation of basic and diluted losses per share at June 30, 2010 and 2009.

	June 30
	2010	2009
Losses available for common shareholders	(1,020,842)	(900,720)

Basic and diluted weighted average common shares outstanding	58,319,873	36,237,034

Basic and diluted loss per share	$(0.02)	$(0.02)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.01 par value, 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value (“Series A Shares”), and 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock (“Series B Shares”). As of June 30, 2010, 61,143,948 shares of common stock, 0 Series A Shares and 219.3 Series B Shares were issued and outstanding.

The Company recorded an accumulated dividend of $328,501 as of June 30, 2010, which was recorded against accumulated deficit. The outstanding Series B Shares have a liquidation preference of $10,000 per share.

Options

As of June 30, 2010, no options to purchase common stock of the Company were issued and outstanding.

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

As of June 30, 2010, 16,117,591 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.50	01/31/08	01/31/13	No
974,026	0.77	12/31/09	12/31/14	Yes
3,711,540	0.75	09/30/09	10/01/12	No
100,000	0.70	12/31/09	12/31/14	No
1,000,000	0.50	08/20/09	08/20/14	No
50,000	0.50	11/01/09	11/01/12	No
65,000	0.50	12/21/09	12/21/12	No
206,400	0.40	06/29/10	06/30/15	No
1,050,000	0.375	01/31/08	01/31/13	No
500,000	0.375	12/31/08	12/31/13	No
200,000	0.375	10/09/09	10/09/12	No
500,000	0.360	05/14/10	05/14/15	Yes
60,000	0.35	07/01/09	07/01/12	No
1,000,000	0.35	08/20/09	08/20/14	No
2,280,625	0.35	09/01/09	09/01/12	No
50,000	0.35	11/01/09	11/01/12	No
100,000	0.35	12/31/09	12/31/14	No
1,750,000	0.15	12/31/08	12/31/13	Yes
16,117,591

Expected Dividend yield	None
Volatility	40.0%
Weighted average risk free interest rate	0.8%
Weighted average expected life(in years)	2.9 years

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred.

During the quarter ended March 31, 2010, the Company issued 12,499 shares of its common stock as consideration to consultants for the fair value of services rendered.

During the quarter ended June 30, 2010, the Company issued 5,148,646 shares of common stock in exchange for 5,148,646 Series A Shares in accordance with the exchange agreements.  The Company also cancelled 425,000 shares of common stock previously issued to a consultant. On May 26, 2010 the Company issued 155,983 shares of common stock as compensation to employees.  On June 30, 2010 the Company issued 86,000 shares of common stock to investors in connection with the bridge loan.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended June 30, 2010 and 2009 consist of the following:
	June 30, 2010	June 30, 2009
Current:
Federal		$
State

Deferred:
Federal	$315,848		278,683
State	91,876		81,065
	407,724		359,748
Benefit from the operating loss carryforward	(407,724)		(359,748)
(Benefit) provision for income taxes, net	$-		-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	June 30, 2010	June 30, 2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation Allowance	(43.0%)	(43.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	June 30, 2010	June 30, 2009

Net operating loss carryforward
Valuation allowance	(407,724)	(359,748)

Deferred income tax asset	$-	-

The Company has a net operating loss carryforward of approximately $23,534,662 available to offset future taxable income through 2030.

The Company recognized an income tax provision of $407,724 and $359,748 for the six months ended June 30, 2010 and 2009, respectively, despite losses before taxes. The year-to-date provision is primarily due to the recording of a valuation allowance on the Company’s U.S. deferred tax assets as of March 31, 2010. The valuation allowance was recorded at the end of the first quarter of 2010 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. The Company performed this evaluation as of the year ended December 31, 2009 and the quarter ended June 30, 2010. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the quarter ended June 30, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

On July 21, 2010 we issued $177,000 in aggregate principal amount of promissory bridge notes (the "Bridge Notes") to fifteen accredited investors (the “Investors”) (the “Bridge Financing”).    Net proceeds to the Company after the deduction of selling commissions and expenses of the Bridge Financing were approximately $154,800.  The Bridge Notes mature on the first anniversary of the issuance date, June 30, 2011 (the “Maturity Date”).  In addition, the Company issued a total of 88,500 shares of its common stock, $0.01 par value, in connection with the Bridge Financing, as well as warrants to purchase 177,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of Bridge Notes purchased in connection with the Bridge Financing.  The warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant.  The Bridge Notes accrue interest at the rate of ten percent (10%) per annum.  All remaining principal and accrued interest is due and payable on the Maturity Date.   Amounts outstanding may be prepaid by the Company after the issuance date without penalty.  The amounts outstanding under the Bridge Notes will become due and payable immediately upon the occurrence of certain events of default.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Overview

Bond Laboratories is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. Our company produces and markets its products through its two primary operating divisions – NDS Nutrition Products, Inc., a Florida corporation (“NDS”), and Fusion Premium Beverages, Inc., a Florida corporation (“Fusion Premium Beverages”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through GNC franchise locations throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages to support and promote an active lifestyle.

We were incorporated in the State of Nevada on July 26, 2005.  Fusion Premium Beverages (formally Got Fusion? Inc.), a wholly owned subsidiary of the Company, was incorporated in June of 2007. In October 2008, we acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into our wholly owned subsidiary NDS. We established a third wholly owned subsidiary, Vista Bottlers, Inc., a Nevada corporation, in March of 2009, to expand our operations to include private label bottling capabilities.  Bond Laboratories is headquartered in Omaha, Nebraska and maintains a sales office in Dallas, Texas.  For more information on our company, please go to http://www.bond-labs.com.

Bond Laboratories, Inc. trades under the symbol BNLB on the OTC:BB market.

Results of Operations

Revenues for the three months ended June 30, 2010 decreased to $2,027,925 as compared to $2,248,774 for the three months ended June 30, 2009. Revenues for the six months ended June 30, 2010 decreased to $4,400,588 as compared to $4,756,667 for the six months ended June 30, 2009. Results from operations for the six months ended June 30, 2009 included sales of $734,806 related to certain product lines that the Company discontinued in the third quarter of 2009. Therefore, revenue from operations for the six months ended June 30, 2010 increased to $4,400,588 with the exclusion of the discontinued product line as compared to $4,022,240 for the six months ended June 30, 2009, an increase of approximately 9.5%. This increase was primarily attributable to sales growth in our existing product lines.

Cost of goods sold for the three months ended June 30, 2010 decreased to $1,418,655 as compared to $1,581,210 for the three months ended June 30, 2009. Cost of goods sold for the six months ended June 30, 2010 decreased to $3,092,061 as compared to $3,396,780 for the six months ended June 30, 2009. Cost of goods sold for the six months ended June 30, 2009 included $479,155 related to certain product lines discontinued in the third quarter of 2009. Therefore, cost of goods sold from operations for the six month period ended June 30, 2010 increased $174,436 as compared to cost of goods sold from continuing operations for the six month period ended June 30, 2009 of $2,917,625. The increase was primarily attributable to higher sales from continuing product lines during the six month period ended June 30, 2010, but mitigated by ongoing cost saving initiatives at the Company.

General and administrative expenses for the three months ended June 30, 2010 decreased to $312,922 as compared to $959,938 for the three months ended June 30, 2009.  General and administrative expenses for the six months ended June 30, 2010 decreased to $1,227,068 as compared to $1,789,116 for the six months ended June 30, 2009.  The decrease in general and administrative expenses is principally attributed to the reclassification of certain expenses that had been previously classified as general and administrative to selling and marketing.

Selling and marketing expenses for the three months ended June 30, 2010 increased to $642,945 as compared to $123,141 for the three months ended June 30, 2009.   Selling and marketing expenses for the six months ended June 30, 2010 increased to $920,411 as compared to $377,833 for the six months ended June 30, 2009.  The increase in selling and marketing expenses is principally attributed to the reclassification of certain expenses that had been previously classified as general and administrative to selling and marketing.

Depreciation and amortization for the three months ended June 30, 2010 decreased to $69,683 as compared to $70,200 for the three months ended June 30, 2009.  Depreciation and amortization for the six months ended June 30, 2010 decreased to $136,138 as compared to $138,714 for the six months ended June 30, 2009.

We incurred losses of approximately $465,518 for the three months ended June 30, 2010 as compared to $427,624 for the three months ended June 30, 2009.  We incurred losses of approximately $1,020,842 the six months ended June 30, 2010 as compared to $900,720 for the six months ended June 30, 2009.   The loss incurred for the three months ended June 30, 2010 included approximately $287,883 related to the issuance of common shares.  The loss incurred for the six months ended June 30, 2010 included approximately $295,882 non cash expenses related to the issuance of common stock.

Liquidity and Capital Resources

Our objective is to maintain a minimum of three months of working capital as a means to allow adequate reserves and time to secure additional financing as necessary.  To date, management has succeeded in securing capital to fund operations as needed, and on June 29, 2010, we issued $172,000 in aggregate principal amount of promissory bridge notes (the "Bridge Notes") to provide for our short-term working capital needs.  On July 21, 2010, we issued additional Bridge Notes with an aggregate principal amount of $177,000.  Management anticipates issuing additional Bridge Notes or other debt or equity securities to address its working capital needs.

Our cash used in operating activities for the six months ended June 30, 2010 was $947,791 as compared to $443,940 for the six months ended June 30, 2009.  The increase was primarily attributable to the costs associated with the launch of Fusion Premium Beverages’ Resurrection Anti-Hangover product and changes in certain working capital accounts.

Cash used in investing activities for the six months ended June 30, 2010 was $16,472 as compared to $0.00 for the six months ended June 30, 2009.  The increase was related to the sale of fixed assets of $16,472 for the six months ended June 30, 2010.

Our cash (used in) provided by financing activities for the six months ended June 30, 2010 was $167,883 as compared to $265,467 for the six months ended June 30, 2009.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

Our exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2010. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

PART II
OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are currently not involved in any litigation except noted below that we believe could have a material adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

ITEM 1A.  RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the quarter ended June 30, 2010, the Company issued 5,148,646 shares of common stock in exchange for 5,148,646 Series A Shares in accordance with the exchange agreements.  The Company also cancelled 425,000 shares of common stock previously issued to a consultant. On May 26, 2010 the Company issued 155,983 shares of common stock as compensation to employees.  On June 30, 2010 the company issued 86,000 shares of common stock to investors in connection with the bridge loan.  The offer and sale of such shares of our common stock were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

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

Registrant Date: August 16, 2010	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 16, 2010	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)