Form 10-Q
period 2010-09-30
BOND LABORATORIES, INC.
filed 2010-11-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
( State or other jurisdiction of incorporation or organization)	( IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2010
Common stock, $0.01 par value	63,269,263

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS:	September 30,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$213,647	$1,036,213
Accounts receivables - net	506,593	452,263
Inventory	1,481,067	2,086,116
Notes receivables	-	10,000
Prepaid expenses and other current assets	121,768	57,902
Total current assets	2,323,075	3,642,494

PROPERTY AND EQUIPMENT, net	175,270	232,954

Intangibles assets, net	1,751,301	1,916,112
Deposits	5,330	9,511
TOTAL ASSETS	$4,254,976	$5,801,071

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$466,226	$510,539
Disputed accounts payables	113,299	179,894
Accrued expenses and other liabilities	92,909	93,559
Note payable - affiliate	439,012	621,775
Note payable - current	860,789	436,789
Total current liabilities	1,972,235	1,842,556

TOTAL LIABILITIES	1,972,235	1,842,556

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:

Preferred stock series A, $.01 par value, 10,000,000 shares authorized; 0 and 5,148,646. issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	-	51,486
Preferred stock series B, $.01 par value, 1,000 shares authorized; 219.3 issued and outstanding, including accretion of liquidation preferences price differential of $2,193,000, 10% Cumulative Perpetual with a Stated Value of $10,000 per share and has dividend cumulated of $384,715 as of September 30, 2010 and December 31, 2009	781,133	615,269
Common stock, $.01 par value, 150,000,000 and 75,000,000 shares authorized; 63,269,263 and 56,165,820 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	632,693	561,658
Additional paid-in capital	25,558,630	25,134,272
Accumulated deficit	(24,689,715)	(22,404,170)
Total stockholders' equity	2,282,741	$3,958,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,254,976	$5,801,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Three Months		Nine Months
	2010	2009	2010	2009

Revenue	$2,041,831	$2,204,650	$6,442,419	$6,961,317
Total	2,041,831	2,204,650	6,442,419	6,961,317

Cost of Goods Sold	1,492,457	1,829,187	4,584,518	5,225,967
Gross Profits	549,374	375,463	1,857,901	1,735,350

OPERATING EXPENSES:
General and administrative	570,154	5,652,198	1,797,222	7,441,315
Selling and marketing	454,903	150,591	1,375,314	528,424
Depreciation and amortization	69,451	70,155	205,589	208,869
Total operating expenses	1,094,508	5,872,944	3,378,125	8,178,608
OPERATING LOSS	(545,134)	(5,497,481)	(1,520,224)	(6,443,258)

OTHER (INCOME) AND EXPENSES
Interest expense	14,680	16,727	90,012	35,572
Other income	-	-	(30,262)	(67,165)
Loss on the sale of assets	-	22,449	682	25,713
Total other (income) expense	14,680	39,176	60,432	(5,880)

NET LOSS	$(559,814)	$(5,536,657)	$(1,580,656)	$(6,437,378)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.15)	$(0.02)	$(0.18)

Basic and diluted	63,269,263	38,184,769	63,269,263	36,639,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	2010	2009

Net loss	$(1,580,656)	$(6,437,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,589	208,869
Common stock issued for services	117,783	1,000,958
Preferred A shares converted to common shares	(51,486)	(45,109)
Preferred B shares issued	-	443,210
Common stock issued in connection with bridge loan	34,086	-
Common stock cancelled	(195,500)	(3,834)
Foreign translation	-	358
Gain on sale of assets	-	(7,298)
Loss on sale of assets	682	25,713
Warrants issued	-	4,254,594
Changes in operating assets and liabilities:
Accounts receivables	(54,330)	(118,900)
Inventory	605,049	(264,672)
Prepaid expenses	(63,866)	(36,358)
Deposits	4,180	(3,782)
Accounts payables	(110,908)	(183,448)
Accrued liabilities	(650)	(95,271)
Notes receivable affiliate	10,000	(10,958)
Net cash used in operating activities	(1,080,027)	(1,273,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	-	(34,995)
Proceeds from sale of assets	16,224	-
Net cash used in investing activities	16,224	(34,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock and preferred stock B	-	2,746,375
Proceeds from common stock subscribed	-	-
Proceeds from affiliated note payable	-	49,231
Proceeds from notes payables	424,000	436,789
Cost of raising capital	-	(531,188)
Repayments of note payable	(182,763)	(366,066)
Net cash provided by financing activities	241,237	2,335,141

INCREASE (DECREASE) IN CASH	(822,566)	1,026,840
CASH, BEGINNING OF PERIOD	1,036,213	263,379
CASH, END OF PERIOD	$213,647	$1,290,219

Supplemental disclosure operating activities

Cash paid for interest	$90,012	$35,572
Cash paid for income tax	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for cost of raising capital	$-	$267,430
Common shares issued for services	$-	$1,000,958
Common shares issued for debt	$-	$138,750

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Overview.  Bond Laboratories (the “Company”) is a national provider of innovative and proprietary nutritional supplements and beverage products for health conscious consumers. The Company produces and markets its products through its two primary operating divisions – NDS Nutrition Products, Inc., a Florida corporation (“NDS”), and Fusion Premium Beverages, Inc., a Florida corporation (“Fusion Premium Beverages”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through GNC franchise locations throughout the United States. Fusion Premium Beverages distributes a line of health and energy beverages to support and promote an active lifestyle.

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

Bond Laboratories, Inc. trades under the symbol BNLB on the OTCQB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $0 and $110,781 related to bad debt and doubtful accounts, respectively, during the quarter ended September 30, 2010 and year ended December 31, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At September 30, 2010, and December 31, 2009, the value of the Company’s inventory was $1,481,067 and $2,086,116, respectively

Property and Equipment

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Finished goods	$1,466,263	$1,566,931
Components	257,080	519,185
Reserve	(242,276)	-
Total	$1,481,067	$2,086,116

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Equipment	$399,059	$416,860
Accumulated depreciation	(223,789)	(183,906)
Total	$175,270	$232,954

Depreciation expense for the nine months ended September 30, 2010 is $40,777 compared to $44,058 for September 30, 2009.

NOTE 6 – NOTE PAYABLES

On June 29, 2010, we issued $172,000 in aggregate principal amount of promissory bridge notes (the "June Notes") to six accredited investors (the “June Financing”). Net proceeds to the Company after the deduction of selling commissions and expenses of the June Financing were approximately $149,050. The June Notes mature on the first anniversary of the issuance date, June 30, 2011. In addition, the Company issued a total of 86,000 shares of its common stock, $0.01 par value, in connection with the June Financing, as well as warrants to purchase 172,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of June Notes purchased in connection with the June Financing. The warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant. The June Notes accrue interest at the rate of ten percent (10%) per annum. All remaining principal and accrued interest is due and payable on the maturity date.

On July 21, 2010, we issued $177,000 in aggregate principal amount of promissory bridge notes (the "July Notes") to fifteen accredited investors (the “July Financing”). Net proceeds to the Company after the deduction of selling commissions and expenses of the July Financing were approximately $156,800. The July Notes mature on June 30, 2011. In addition, the Company issued a total of 88,500 shares of its common stock, $0.01 par value, in connection with the July Financing, as well as warrants to purchase 177,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of July Notes purchased in connection with the July Financing. The warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant. The July Notes accrue interest at the rate of ten percent (10%) per annum. All remaining principal and accrued interest is due and payable on the maturity date.

On September 3, 2010, we issued $75,000 in aggregate principal amount of promissory bridge notes (the "September Notes", and collectively with the June Notes and July Notes, the “Bridge Notes”) to two accredited investors (the “September Financing”, and taken together with the June Financing and July Financing, the “Bridge Financing”). Net proceeds to the Company after the deduction of selling commissions and expenses of the September Financing were approximately $64,750. The September Notes mature on June 30, 2011. In addition, the Company issued a total of 37,500 shares of its common stock, $0.01 par value, in connection with the September Financing, as well as warrants to purchase 75,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of September  Notes purchased in connection with the September Financing. The warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant. The September Notes accrue interest at the rate of ten percent (10%) per annum. All remaining principal and accrued interest is due and payable on the maturity date.

In total, we issued $424,000 in aggregate principal amount of Bridge Notes in connection with the Bridge Financing to twenty-three accredited investors. Net proceeds to the Company after the deduction of selling commissions and expenses of the Bridge Financing were approximately $370,600. The Bridge Notes mature on June 30, 2011. In addition, the Company issued a total of 212,000 shares of its common stock, $0.01 par value, in connection with the Bridge Financing, as well as warrants to purchase 424,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of Bridge Notes purchased in connection with the Bridge Financing. The Company also issued 84,800 warrants to the placement agent as partial consideration for services rendered on the same terms as the warrants issued to investors in connection with the Bridge Financing. All warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant. The Bridge Notes accrue interest at the rate of ten percent (10%) per annum. All remaining principal and accrued interest is due and payable on the maturity date.

Notes payable consist of the following as of September 30, 2010 and December 31, 2009, which include the issuance of the June Notes and July Notes referred to above:

	September 30, 2010	December 31, 2009

Bridge Notes	$424,000	$-

Secured Promissory Note dated September 30, 2009, matures December 31, 2010 at an interest rate of 8% per annum. This note replaces the Fixed Asset Note, Component Inventory Note, Installment Note, and Earn Out Provision. The Company is required to make $25,000 payments per month deferred for 5 months with a payment of $50,000 in the month of March 2010	439,012	621,775

Revolving Line of Credit of $500,000 from US Bank dated July 15, 2009 at an interest rate of 3.5% plus the one-month LIBOR rated quoted by US Bank from Reuters Screen LIBOR01 page. The Company pays interest only on this Line of Credit	436,789	436,789

Total of notes payable and advances	1,299,801	1,058,564
Less Current Portion	(1,299,801)	(1,058,564)

Long-Term Portion	$-	$-

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company did not have any related party transactions as of September 30, 2010, other than the affiliate note through the acquisition of NDS Nutritional Products, Inc.  The Company has affiliated notes payable for the asset purchase of NDS Nutritional Products, Inc. for $439,012 as of September 30, 2010.

NOTE 9 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for the nine months ended September 30, 2010 and 2009 is the same as basic loss per share. For the nine months ended September 30, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

	September 30,	September 30,
	2010	2009
Warrants	15,436,845	13,977,017
Options	-	-
Total	15,436,845	13,977,017

The following table represents the computation of basic and diluted losses per share at September 30, 2010 and 2009.

	September 30,	September 30,
	2010	2009

Losses available for common shareholders	(559,814)	(5,536,657)

Basic and diluted weighted average common shares outstanding	62,206,606	38,184,769
Basic and diluted loss per share	(.01)	(0.15)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value (“Series A Shares”), and 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock (“Series B Shares”). As of September 30, 2010, 63,269,263 shares of common stock, 0 Series A Shares and 219.3 Series B Shares were issued and outstanding.

The Company recorded an accumulated dividend of $384,715 as of September 30, 2010, which was recorded against accumulated deficit. The outstanding Series B Shares have a liquidation preference of $10,000 per share.

Options

As of September 30, 2010, no options to purchase common stock of the Company were issued and outstanding.

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

As of September 30, 2010, 15,436,845 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
662,877	$0.770	12/31/09	12/31/14	Yes
3,699,040	$0.750	09/30/09	10/01/12	No
100,000	$0.700	12/31/09	12/31/14	No
1,000,000	$0.500	08/20/09	08/20/14	No
50,000	$0.500	11/01/09	11/01/12	No
65,000	$0.500	12/21/09	12/21/12	No
1,050,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
142,593	$0.360	05/14/10	05/14/15	Yes
60,000	$0.350	07/01/09	07/01/12	No
1,000,000	$0.350	08/20/09	08/20/14	No
2,311,875	$0.350	09/01/09	09/01/12	No
50,000	$0.350	11/01/09	11/01/12	No
100,000	$0.350	12/31/09	12/31/14	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
15,436,845

Expected Dividend Yield				0.0%
Volatility				40.0%
Weighted average risk free interest rate				0.4%
Weighted average expected life (in years)				2.6

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended September 30, 2010 the Company issued i) 126,000 shares of its common stock to investors in connection with the Bridge Financing, ii) 14,314 shares to a former employee as satisfaction of the vested amount of a previously awarded incentive stock grant, iii) 630,000 shares of its common stock to consultants not subject to any vesting or performance provisions as consideration for the fair value of services rendered, and iv) 1,355,001 shares of its common stock to consultants subject to certain vesting and performance provisions as consideration for the fair value of services rendered to date and/or expected to be rendered over the course of the relevant contracts.

NOTE  11 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements.

On November 15, 2010, we issued 125 shares of newly created Series C Convertible Preferred Stock to a single institutional investor for aggregate gross proceeds of $1,250,000, of which amount $100,000 was received by the Company on November 5, 2010. The remaining amount was released from escrow on the issuance date. Each share of Series C Convertible Preferred Stock has a stated value of $10,000 per share, is convertible into 40,000 shares of common stock of the Company, in whole or in part, at the discretion of the holder, is expected to qualify as equity on the balance sheet and ranks senior to all other classes of preferred stock and common stock issued and outstanding of the Company. The Series C Convertible Preferred Stock shall accrue dividends at a rate of 4% per annum commencing January 1, 2012, which shall increase to 5% per annum on January 1, 2014. The investor was issued a detachable a warrant exercisable into 20,000 shares of common stock of the Company for each share of Series C Convertible Preferred Stock issued exercisable at $0.30 per share.

On November 15, 2010, holders representing 100% of the outstanding principal value of the Bridge Notes issued in three separate closings in June, July and September exchanged such securities at a fixed conversion price equal to $0.20 per share for an aggregate issuance of 2,638,812 shares of common stock of the Company. The outstanding principal value of the Bridge Notes included all accrued but unpaid interest through November 15, 2010 plus a partial interest make-whole amount equal to six months of additional interest. Pursuant to the original terms of the Bridge Notes, holders received a 15% exchange premium on the entire outstanding balance exchanged. Giving effect for the exchange, we have no debt other than our $500,000 line of credit with US Bank and the New Note (as defined below). In addition, the exercise price of the warrants issued to investors in connection with the Bridge Financing was reduced from $0.40 per share to $0.20 per share.

On November 15, 2010, the Company entered into an Amended and Restated Secured Promissory Note (the “New Note”) by and among Bond Laboratories, Inc., a Nevada corporation, NDS Nutrition Products, Inc., a Florida corporation and NDS Nutritional Products, Inc., a Nebraska corporation (collectively, the “Parties”), as well as other ancillary documents in connection with such transaction in replacement of that certain Secured Promissory Note by and among the Parties dated September 30, 2009 (the “Original Note”). The New Note, which becomes effective December 1, 2010, obligates Bond Laboratories, Inc. (and the co-maker NDS Nutrition Products, Inc.) to pay NDS Nutritional Products, Inc. i) $205,000 on December 1, 2010, and (ii) make equal installments on the first day of each month of $17,350 each to NDS Nutritional Products, Inc. through December 2011 as satisfaction of the New Note in full. The Original Note had an outstanding principal balance of approximately $400,000 and matured on December 31, 2010.

On November 15, 2010, we agreed to exchange 116 shares of our outstanding 10% Cumulative Perpetual Series B Stock for 4,640,000 shares of our common stock, or $0.25 per share. Approximately 103 shares of our Series B Preferred stock remained outstanding after the exchange. Per the terms of the executed Exchange Agreement, the holders of the remaining shares of Series B Preferred stock shall have the right but not the obligation to exchange shares on the same terms. The exchanged shares had an aggregate liquidation preference of approximately $1.2 million prior to the exchange.

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

Bond Laboratories, Inc. trades under the symbol BNLB on the OTCQB market.

Results of Operations

Net Sales.  Revenues for the three months ended September 30, 2010 decreased to $2,041,831 as compared to $2,204,650 for the three months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 decreased to $6,442,419 as compared to $6,961,317 for the nine months ended September 30, 2009. Results from operations for the nine months ended September 30, 2009 included sales of $1,113,663 related to certain product lines that the Company discontinued in the third quarter of 2009. Therefore, revenue from operations for the nine months ended September 30, 2010 increased to $6,442,419 with the exclusion of the discontinued product line as compared to $5,847,654 for the nine months ended September 30, 2009, an increase of approximately 10%. This increase was primarily attributable to sales growth in our existing product lines.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2010 decreased to $1,492,457 as compared to $1,829,187 for the three months ended September 30, 2009. Cost of goods sold for the nine months ended September 30, 2010 decreased to $4,584,518 as compared to $5,225,967 for the nine months ended September 30, 2009. Cost of goods sold for the nine months ended September 30, 2009 included $756,418 related to certain product lines discontinued in the third quarter of 2009. Therefore, cost of goods sold from operations for the nine month period ended September 30, 2010 increased to $4,584,518 as compared to cost of goods sold from continuing operations for the nine month period ended September 30, 2009 of $4,469,549. The increase was primarily attributable to higher sales from continuing product lines during the nine month period ended September 30, 2010, but mitigated by ongoing cost saving initiatives at the Company.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010 decreased to $570,154 as compared to $5,652,198 for the three months ended September 30, 2009.  General and administrative expenses for the nine months ended September 30, 2010 decreased to $1,797,222 as compared to $7,441,315 for the nine months ended September 30, 2009.  The decrease in general and administrative expenses is principally attributed to the reclassification of certain expenses that had been previously classified as general and administrative to selling and marketing.  General and administrative expenses for the nine months ended September 30, 2009 included non cash expense of $4,820,638 related to warrant issuance.

Selling and Marketing Expenses.  Selling and marketing expenses for the three months ended September 30, 2010 increased to $454,903 as compared to $150,591 for the three months ended September 30, 2009.   Selling and marketing expenses for the nine months ended September 30, 2010 increased to $1,375,314 as compared to $528,424 for the nine months ended September 30, 2009.  The increase in selling and marketing expenses is principally attributed to the reclassification of certain expenses that had been previously classified as general and administrative to selling and marketing.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2010 decreased to $69,451 as compared to $70,155 for the three months ended September 30, 2009.  Depreciation and amortization for the nine months ended September 30, 2010 decreased to $205,589 as compared to $208,869 for the nine months ended September 30, 2009.

Net Loss.  We incurred losses of approximately $559,814 for the three months ended September 30, 2010 as compared to $5,536,657 for the three months ended September 30, 2009.  We incurred losses of approximately $1,580,656 for the nine months ended September 30, 2010 as compared to $6,437,378 for the nine months ended September 30, 2009.   The loss incurred for the nine months ended September 30, 2010 included $4,820,638 of non cash charges, absent which it would have been $1,616,740..

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock and from the recent sale of certain debt securities, as described below, and to a lesser degree, cash flow provided by sales of our products.  While our objective is to maintain a minimum of three months of working capital as a means to allow adequate reserves and time to secure additional financing as necessary, as a result of the receipt of approximately $1,250,000 from the sale of Series C Convertible Preferred Stock on November 15, 2010, the Company anticipates having adequate working capital to fund operating and related expenses for the next twelve months.

Cash Used in Operations.  Our cash used in operating activities for the nine months ended September 30, 2010 was $1,080,027 as compared to $1,273,306 for the nine months ended September 30, 2009.

Cash Used in Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2010 was $16,224 as compared to ($34,995) for the nine months ended September 30, 2009.  The increase was related to the sale of fixed assets of $16,224 for the nine months September 30, 2010.

Cash Provided by Financing Activities.  Our cash provided by financing activities for the nine months ended September 30, 2010 was $241,237 as compared to $2,335,141 for the nine months ended September 30, 2009.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2010. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

PART II
OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 19, 2009, we received a letter from the U.S. Department of Labor, Occupational Safe and Health Administration ("OSHA"), notifying us that a complaint had been filed by Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008. On March 30, 2009, we sent a response to OSHA setting forth our position that Mr. Schick had voluntarily resigned and denying the allegations set forth in the February 19, 2009 letter.  Although we have had written and telephonic communications with OSHA since the time of our response letter, we have not received any official communications from OSHA regarding the disposition of its review of Mr. Schick's complaint.  Should OSHA proceed with the complaint, we may be required to allocate substantial financial and human resources to defense of this complaint (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition.  In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

We are currently not involved in any litigation except noted above that we believe could have a material adverse effect on our financial condition or results of operations. Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.  RISK FACTORS

Other than as set forth below, there were no material changes from the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Any Adverse Result in Pending Litigation May Have a Material Adverse Affect on the Company.

On February 19, 2009, we received a letter from the U.S. Department of Labor, Occupational Safe and Health Administration ("OSHA"), notifying us that a complaint had been filed by Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008. Should OSHA proceed with the complaint, we may be required to allocate substantial financial and human resources to defense of this complaint (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition.  In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

On July 21, 2010, we issued $177,000 in aggregate principal amount of promissory bridge notes (the "July Notes") to fifteen accredited investors (the “July Financing”). Net proceeds to the Company after the deduction of selling commissions and expenses of the July Financing were approximately $156,800. The July Notes mature on June 30, 2011. In addition, the Company issued a total of 88,500 shares of its common stock, $0.01 par value, in connection with the July Financing, as well as warrants to purchase 177,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of July Notes purchased in connection with the July Financing. The warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant. The July Notes accrue interest at the rate of ten percent (10%) per annum. All remaining principal and accrued interest is due and payable on the maturity date.

On September 3, 2010, we issued $75,000 in aggregate principal amount of promissory bridge notes (the "September Notes", and collectively with the June Notes and July Notes, the “Bridge Notes”) to two accredited investors (the “September Financing”, and taken together with the June Financing and July Financing, the “Bridge Financing”). Net proceeds to the Company after the deduction of selling commissions and expenses of the September Financing were approximately $64,750. The September Notes mature on June 30, 2011. In addition, the Company issued a total of 37,500 shares of its common stock, $0.01 par value, in connection with the September Financing, as well as warrants to purchase 75,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of September  Notes purchased in connection with the September Financing. The warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant. The September Notes accrue interest at the rate of ten percent (10%) per annum. All remaining principal and accrued interest is due and payable on the maturity date.

The Bridge Notes, and common stock and warrants issued in connection with the Bridge Financing, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent the registration or an applicable exemption from the registration requirements of the Securities Act. The transactions contemplated hereby are exempt from the registration requirements of the Securities Act, pursuant to Regulation D and/or Section 4(2).

The Company intends to use the proceeds from the issuance of the Bridge Notes to implement the Company’s marketing strategy, for operating expenses and for general corporate purposes.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

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

Registrant Date: November 15, 2010	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 15, 2010	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)