Form 10-K
period 2010-12-31
BOND LABORATORIES, INC.
filed 2011-04-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
☐ Yes      ☐ No

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

Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated filer Smaller Reporting company	☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  ☐    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $14,718,620.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 14, 2011, there were 72,198,246 shares of common stock, $0.01 par value per share, issued and outstanding.

Documents Incorporated By Reference - None

Bond Laboratories, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 and 2009

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

Overview

Bond Laboratories, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers. The Company produces and markets its products primarily through NDS Nutrition Products, Inc., a Florida corporation (“NDS”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through franchisees of General Nutrition Centers, Inc. (“GNC”) located throughout the United States.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS. Management recently determined, based on historical and projected operating results in each of its divisions, to focus its efforts and working capital on the NDS product line, and is currently evaluating plans to maximize the value of Fusion Premium Beverages, Inc., (“Fusion Premium Beverages”), a Florida corporation and wholly owned operating division of the Company. While no assurances can be given, such plans may include the sale, spin-off, liquidation, or other disposition of the Fusion Premium Beverage division.  For the full year and three month period ended December 31, 2010, the Fusion Premium Beverages division contributed approximately $510,397 and $25,391 in revenue to the Company, respectively. As a result of the foregoing, for the year and three month period ended December 31, 2010, the Company wrote off a total of $509,943 and $491,913 expired inventory and receivables related to the Fusion Premium Beverages division, respectively.

Bond Laboratories is headquartered in Omaha, Nebraska.  Additional information regarding the Company can be found at http://www.bond-labs.com. The Company’s Common Stock currently trades under the symbol BNLB on the OTCQB market.

Industry Overview

We compete principally in the nutrition industry.  The Nutrition Business Journal categorizes the industry in the following segments:

●	Dietary Supplements (vitamins, minerals, herbs & botanicals, sports nutrition, meal replacements, specialty supplements);
●	Natural & Organic Foods (products such as cereals, milk, non-dairy beverages and frozen meals);
●	Functional Foods (products with added ingredients or fortification specifically for health or performance purposes); and
●	Natural & Organic Personal Care and Household Products.

Management believes that the following factors drive growth in the nutrition industry:

●	The general public’s awareness and understanding of the connection between diet and health;
●	The aging population in the Company’s markets who tend to use more nutritional supplements as they age;
●	Increasing healthcare costs and the consequential trend toward preventative medicine and non-traditional medicines; and
●	Product introductions in response to new scientific studies.

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold nationally through NDS, the Company’s wholly-owned subsidiary.  NDS currently markets approximately 50 different products to over 600 GNC franchise locations across the United States, which are distributed through either the Company’s direct distribution system or GNC’s distribution system. A complete product list is available on our website at www.ndsnutrition.com. Key brands include:

•	Professional Muscular Development, a comprehensive line of sports nutrition products, examples include Pump Fuel, ACG3 and Omega Cuts;
•	A complete suite of products that support weight loss and increased metabolism: examples include Embrace, Censor, and Intensify IRG; and
•	Doctor Health, a diverse line of products that promote general health and well-being, examples include Dr. Detox, Dr. Cholesterol and Dr. Joints.

The Company also sells innovative diet, health and sports nutrition supplements and related products through its Core Active Nutrition product line (“Core Active Nutrition Products”).  Core Active Nutrition Products are principally marketed and sold directly to athletic facilities, gyms, and independent retailers nationwide.

Manufacturing, Sources and Availability of Raw Materials

The Company utilizes several contract manufactures to produce its various products and product forms including capsules, tablets, and powders.  All of our manufacturers abide by current Good Manufacturing Practices (“cGMPs”) to ensure quality and consistency, and nearly all are certified through a governing body such as the NPA (“Natural Products Association”) or NSF International.  Raw materials are sourced and supplied by the respective contract manufacturer, and tested for accuracy and purity.  The materials are blended according to specific and proprietary formula specifications and subjected to comprehensive testing prior to store placement.  We own the formulas for each of our products and we believe that our purchasing requirements can be readily met from alternative sources, if necessary.

New Product Identification

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of nine new products during the year ended December 31, 2010. Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

The Company principally distributes its sports, weight loss and general nutrition products through over 600 GNC franchise locations located throughout the United States through both an independent warehouse as well as GNC’s centralized warehouse system for franchisees. Each GNC franchisor represents a discrete customer for the Company. As of December 31, 2010, the Company distributed products to more than 330 franchisor customers, operating between 1 and 12 independently owned franchise locations each. While, for the year ended December 31, 2010, sales to GNC franchises represented approximately 95% of the total sales of the Company’s NDS division, no single customer represented more than 10% of such amount. The remaining 5% of sales were attributable to other distribution channels including online sales through the Company-owned website located at www.ndsnutrition.com, sales from our discontinued Fusion Premium Beverages division, and sales of its Core Active Nutrition Products.

We are currently focusing our sales and marketing efforts to expand sales to additional GNC franchise locations both domestically and internationally, as well as developing a broader retail presence for our Core Active Nutrition Products.  Management believes that substantial growth opportunities exist to increase revenue with GNC, since the Company is currently only selling to approximately 600 franchise locations out of more than 900 total locations in the United States, and only a handful of the more than 1,200 international franchised stores. In addition to the above, GNC operates another 4,000 corporate-owned stores domestically.

Product Returns

We currently have a 30 day product return policy, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online at www.ndsnutrition.com.  Product sold to GNC may be returned only in the event product is damaged, or the product shelf life has expired.  Historically, product returns have been immaterial.

Competition

The Company competes with many companies engaged in selling nutritional supplements. The Company also competes with companies who sell products similar to the Company’s products online. Many of the Company’s competitors have significantly greater financial and human resources than the Company does.  The Company seeks to differentiate its products and marketing from its competitors based on its product quality and benefits, and functional ingredients.  Patent and trademark applications that cover new formulas and embody new technology will be pursued whenever possible.  While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

Regulatory Matters

Our operations are affected by extensive laws, governmental regulations, administrative determinations, court decisions and enforcement policies. These requirements exist at the federal, state and local levels in the United States, including laws and regulations pertaining to:

●	the formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products;
●	product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent distributors, for which we may be held responsible;
●	our direct selling program; and
●	taxation of independent distributors (which in some instances could impose an obligation on us to collect the taxes and maintain appropriate records).

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products are subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission (“CPSC”), the Occupational Safety and Health Administration (“OSHA”), the Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling, holding, sale, and distribution of foods and nutritional supplements (including vitamins, minerals, amino acids, herbs, and botanicals). The FTC has jurisdiction to regulate the advertising of these products. The CPSC is charged with protecting the public from risks of serious injury or death associated with the use of consumer products. Nutritional supplements are among the over 15,000 types of consumer products under CPSC’s jurisdiction. When consumers complain to the CPSC about alleged harm stemming from ingestion of a nutritional supplement, CPSC may contact the entity concerned, inform it of the nature of the complaint, and invite a response. CPSC has conducted several recalls of iron-containing dietary supplements that do not comply with the child-resistant packaging requirement. The OSHA is charged with protecting workplace safety. Nutritional supplement companies must maintain a safe workplace and may from time to time be subject to queries from OSHA if manufacturing methods or procedures raise a question of worker safety. The USDA has jurisdiction over animal food and animal feed, including regulatory control over the harvesting of animal-based source materials, including animal-derived proteins, and animal-derived gelatin capsules, used in the making of dietary supplements. The EPA regulates dietary supplement compliance with standards established under the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, and the Pollution Prevention Act as they affect the use, maintenance, and disposal of substances used in and facilities used for the manufacture of nutritional supplements.

The FDCA has been amended several times with respect to nutritional supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), which established a new framework governing the composition, safety, labeling and marketing of nutritional supplements. Nutritional supplements are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994, may be used in nutritional supplements without notifying the FDA. New dietary ingredients, consisting of dietary ingredients that were not marketed in the United States before October 15, 1994, are subject to a FDA pre-market new dietary ingredient notification requirement unless the ingredient has been present in the food supply as an article used for food without being chemically altered. A new dietary ingredient notification must provide the FDA with evidence of a history of use or other evidence of safety establishing that use of the dietary ingredient will reasonably be expected to be safe. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

The FDA issued a consumer warning in 1996, followed by proposed regulations in 1997, covering nutritional supplements that contain ephedra or its active substance, ephedrine alkaloids. We ceased producing and selling any and all products containing ephedra in compliance with all government mandates. In February 2004, the FDA issued a final regulation declaring nutritional supplements containing ephedra under the FDCA because they present an unreasonable risk of illness or injury under the conditions of use recommended or suggested in labeling, or if no conditions of use are suggested or recommended in labeling, under ordinary conditions of use. The rule took effect on April 12, 2004, and bans the sale of nutritional supplement products containing ephedra. Similarly, the FDA issued a consumer advisory in 2002 with respect to nutritional supplements that contain the ingredient Kava, and the FDA is currently investigating adverse effects associated with ingestion of this ingredient. To our knowledge, the Company has never produced or sold any products containing Kava.

DSHEA permits statements of nutritional support to be included in labeling for nutritional supplements without FDA premarket approval. These statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” These statements may describe a benefit related to a nutrient deficiency disease, the role of a nutrient or nutritional ingredient intended to affect the structure or function in humans, the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, the general well-being from consumption of a nutrient or dietary ingredient, but may not expressly or implicitly represent that a nutritional supplement will diagnose, cure, mitigate, treat or prevent a disease. An entity that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature,” e.g., a reprint of a peer-reviewed scientific publication linking a particular nutritional ingredient with health benefits, may be used in connection with the sale of a nutritional supplement to consumers without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not promote a particular manufacturer or brand of nutritional supplement; the literature must present a balanced view of the available scientific information on the nutritional supplement; if displayed in an establishment, the literature must be physically separate from the nutritional supplement; and the literature may not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating it with our products, and any dissemination could subject our products to regulatory action as an illegal drug. Moreover, any written or verbal representation by us that would associate a nutrient in a product that we sell with an effect on a disease will be deemed evidence of intent to sell the product as an unapproved new drug, a violation of the FDCA.

On August 25, 2007 the FDA adopted the final regulations for large manufactures of a standard originally proposed in March 2003 of the current Good Manufacturing Practices guidelines (“cGMPs”) for the manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. The new regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture and are intended to ensure that products are accurately labeled and don’t contain adulterants and contaminants. While the rule allowed for medium and small manufacturers to have until 2009 and 2010, respectively, to comply with the cGMPs, most of our contract manufacturers did not qualify as small or medium. As a result, many of our contract manufacturers began following the proposed cGMPs or even pharmaceutical cGMPs well before the final rule was published. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs.

The FDA has broad authority to enforce the provisions of the FDCA applicable to nutritional supplements, including powers to issue a public warning letter to an entity, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts. The regulation of nutritional supplements may increase or become more restrictive in the future.

In 2004, legislation was introduced in both houses of Congress that imposed substantial new regulatory requirements for dietary supplements.  These bills did not pass and are no longer pending, but we believe the 2004 proposed legislation evidences a continuing effort to further regulate dietary supplements.

On April 12, 2004, the FDA adopted a new test for determining when a nutritional supplement is adulterated. Under this test, the FDA may declare a nutritional supplement adulterated (i.e., to present an unreasonable risk of illness or injury) if it finds any benefit provided by the supplement outweighed by a risk of illness of injury. The new risk/benefit test is ill-defined and can be interpreted to permit FDA to hold a wide range of nutritional supplements adulterated. It is possible that FDA might hold more nutritional supplements adulterated in the future, reducing the nutritional ingredients available for use in our products.

The FTC exercises jurisdiction over the advertising of nutritional supplements. In recent years, the FTC has instituted numerous enforcement actions against nutritional supplement companies for deceptive advertising based on those companies’ alleged failure to possess competent and reliable scientific evidence in support of claims made in advertising.

The FTC may monitor our advertising and could request all evidence in support of our advertising claims, which evidence is required to be kept by us in advance of advertising. Discerning what constitutes “competent and reliable scientific evidence” involves, to a degree, a subjective assessment of the relative level, degree, quality, and quantity of scientific evidence and its acceptance in the scientific community as proof of the advertising statement. It is therefore possible that we may think evidence we have as sufficient but the FTC may deem the evidence inadequate. We believe we are in material compliance with all applicable federal, state and local rules.

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. We already have an internal adverse event reporting system that has been in place for several years. In December 2008 the FDA submitted Guidance for implementing the regulations for comment, this guidance, when finalized, will represent the current thinking of the Food and Drug Administration on this topic, which we would intend to fully comply with at such time..

Patents, Trademarks and Proprietary Rights

We have obtained federal registration on certain of our products. We have abandoned or not pursued efforts to register certain other marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration and due to our abandonment of certain such products.  All trademark registrations are protected for a period of ten years and then are renewable thereafter if still in use.

Employees

We had 10 full-time employees and 1 part-time employee as of December 31, 2010. We consider our employee relations to be good. In addition to the above, the Company retains consultants for certain services on an as needed basis.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

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

We have a history of operating losses.

We had net losses for the years ending December 31, 2010, and December 31, 2009 of $3,178,031 and $10,782,715, respectively.  At December 31, 2010 and December 31, 2009, we had an accumulated deficit of $(25,582,201) and $(22,404,170), respectively.  In addition, we may require additional capital to execute our business and marketing plan.  Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.  If we are not able to achieve positive cash flow from operations and we are otherwise unable to obtain additional financing, we may be unable to continue our operations.

We may need to raise additional funds to fund operations, which cannot be assured and would result in dilution to the existing shareholders.

To date, our operating funds have been provided primarily from sales of our common stock, preferred stock and, to a lesser degree, cash flow provided by sales of our products. We used $1,854,018 of cash for operations in the year ended December 31, 2010.  If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

Any Adverse Result in Pending Litigation May Have a Material Adverse Effect on the Company.

On February 19, 2009, we received a letter from the U.S. Department of Labor, Occupational Safe and Health Administration ("OSHA"), notifying us that a complaint had been filed by Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008.  On January 19, 2011, OSHA delivered its preliminary report determining that there was reasonable cause to believe that the Company and our former Chief Executive Officer violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act, and that the reinstatement of our former President was warranted.  The determination was not a final determination by OSHA of a violation.  OSHA has made a preliminary assessment of damages, which it estimates at approximately $440,000.

The Company, as well as our former Chief Executive Officer, submitted a formal response to the DOL refuting in their entirety the conclusions drawn in its preliminary report. In the event OSHA proceeds with the complaint, we may be required to allocate substantial financial and human resources to defense of this complaint (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition.  In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

We are currently dependent on sales to GNC franchisees for 95% of our total sales of NDS Nutrition Products.

We currently have a purchasing agreement with GNC that provides terms and conditions for the sale of product to GNC franchisees.  Sales to GNC during the year ended December 31, 2010 were $6,913,861, representing 95% of total sales of NDS Nutrition Products.  GNC’s franchisees are not required to purchase product from the Company.  In the event GNC franchisees cease purchasing products from the Company, or otherwise reduce their purchases, the Company’s total revenues would be negatively impacted, and such impact would be material.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to additional GNC franchisees, as well as increasing sales of its Core Active Nutrition Products.  We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to additional GNC franchisees, both domestically as well as internationally, as well as increasing the number of independent retailers selling Core Active Nutrition Products.  We may not be successful increasing sales to additional GNC franchisees, or contracting with additional independent retailers to market and sell Core Active Nutrition Products.  In addition, we do not have any history of international expansion, and therefore have no assurance that any efforts to sell our products outside the United States will result in increased revenue. Additionally, we may need to overcome significant regulatory and legal barriers in order to sell our products internationally, and we cannot give assurance as to whether we will be able to comply with such regulatory or legal requirements.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we or our independent distributors will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenues.

We are currently dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We rely entirely on a limited number of third parties to supply and manufacture our products. Our products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at will.  These third party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

We are dependent on our third party manufacturers to supply our products in the compositions we require, and we do not independently analyze our products. Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenues and the loss of distributors.

While we require that our manufacturers verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by our third party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to supply products to us reliably in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues, and loss of distributors and endorsers.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of energy drinks, protein shakes and nutritional supplements similar to ours, including retail, online and mail order providers.  Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products, ingredients, or those of similar companies, could adversely affect our sales and revenue.

Our customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenues.

The efficiency of nutritional supplement products is supported by limited conclusive clinical studies, which could result in less market acceptance of these products and lower revenues or lower growth rates in revenues.

Our nutritional supplement products are made from various ingredients including vitamins, minerals, amino acids, herbs, botanicals, fruits, berries and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe all of our products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in foods, and may have similar sensitivities or reactions to nutrients contained in our products. Furthermore, nutrition science is subject to change based on new research. New scientific evidence may disprove the efficacy of our products or prove our products to have effects not previously known. We could be adversely affected by studies that may assert that our products are ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

Our products may not meet health and safety standards or could become contaminated.

We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards.  Even if our products meet these standards they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Most of our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

Although we maintain product liability insurance, it may not be sufficient to cover all product liability claims and such claims that may arise, could have a material adverse effect on our business. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Any product liability claim may increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

If the products we sell do not have the healthful effects intended, our business may suffer.

In general, our products sold consist of nutritional supplements which are classified in the United States as “dietary supplements” which do not currently require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed by the Company, there is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form.  The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.

A slower growth rate in the nutritional supplement industry could lessen our sales and make it more difficult for us to achieve growth and become profitable.

The nutritional supplement industry has been growing at a strong pace over the past ten years, despite continued negative impacts of popular supplements like Echinacea and ephedra on the supplement market.  However, any reported medical concerns with respect to ingredients commonly used in nutritional supplements could negatively impact the demand for our products.  Meanwhile, low-carb products, affected liquid meal replacements and similar competing products addressing changing consumer tastes and preferences could affect the market for certain categories of supplements.  All these factors could have a negative impact on our sales growth.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours.  These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expenses and significant management time and attention.

Loss of key personnel could impair our ability to operate.

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, including John Wilson, our Chief Executive Officer, who is vital to our ability to grow our business and achieve profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

A limited trading market currently exists for our securities and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our securities on the Over-the-Counter Bulletin Board.  An active trading market for the common stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the bid price of our common stock has ranged from a high $0.78 to a low of $0.105 during the period commencing January 1, 2010 and ending December 31, 2010. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.  Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock.  These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

We may issue preferred stock with rights senior to the common stock.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of Series A preferred stock, par value $0.001 per share, 1,000 shares of Series B preferred stock, par value $0.001 per share, and 500 shares of Series C preferred stock par value $0.01 per share (the “Preferred Stock”) without shareholder approval and on terms established by our directors. We have no existing plans to issue shares of preferred stock. However, the rights and preferences of any such class or series of Preferred Stock, were we to issue it, would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

You should not rely on an investment in our common stock for the payment of cash dividends.

Because of our significant operating losses and because we intend to retain future profits, if any, to expand our business, we have never paid cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future. You should not make an investment in our common stock if you require dividend income. Any return on investment in our common stock would only come from an increase in the market price of our stock, which is uncertain and unpredictable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

The Company is headquartered in Omaha, NE and maintains a lease at a cost of $3,859 per month. The Company also maintained leases at Huntington Beach, CA and Dallas, TX during 2010 at a cost of $2,860 and $1,000 per month, respectively. The Huntington Beach lease was sublet to an unrelated third-party for $2,700 per month from April 1, 2009 through the date of termination, or March 31, 2010.  The lease was not renewed by the Company. The Dallas lease, which is comprised of a small warehouse for inventory storage and management, began in May of 2009 and continued through the end of the year.

Summary monthly lease information for 2010 and 2009 is provided as follows:

	Omaha (1)	Solana Beach (2)	Huntington Beach (3)	Dallas (4)	Total
2009	$3,783	$1,840	$2,860	$1,000	$9,483
2010	$3,859	$0	$2,860	$1,000	$7,719

(1)	Assumed by the Company as of October 1, 2008 in connection with the Asset Purchase Agreement by and between the Company and NDS Nutritional Products, Inc.
(2)	Lease terminated in August 2009.
(3)	Lease terminated March 2010. Was subset April 2009 through March 2010 to a third-party for $2,700 per month, for a net cost to the Company of $160 per month during the subset period.
(4)	Commenced May 2009.

ITEM 3.  LEGAL PROCEEDINGS.

OSHA Matter

On February 19, 2009, we received a letter from the U.S. Department of Labor, Occupational Safe and Health Administration ("OSHA"), notifying us that a complaint had been filed by Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008. On March 30, 2009, we sent a response to OSHA setting forth our position that Mr. Schick had voluntarily resigned and denying the allegations set forth in the February 19, 2009 letter. On January 19, 2011, OSHA delivered its preliminary report determining that there was reasonable cause to believe that the Company and our former Chief Executive Officer violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act, and that the reinstatement of our former President was warranted. The determination was not a final determination by OSHA of a violation.  OSHA has made a preliminary assessment of damages, which it estimates at approximately $440,000.

The Company submitted a formal response to the DOL on February 22, 2011, as did our former Chief Executive Officer, refuting in their entirety the conclusions drawn in the preliminary finding of the DOL. Should OSHA proceed with the complaint, we may be required to allocate substantial financial and human resources to defense of this complaint (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition.  In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

CycloBolan Matter

On October 7, 2010, we received notification of an action filed against Infinite Labs LLC (Infinite Labs was a product line previously marketed by NDS, which was sold and/or otherwise discontinued by the Company in September 2009) alleging numerous physical and psychological injuries by an individual in connection with his ingestion of CycloBolan, a supplement manufactured by NDS. The parties are currently engaged in written discovery and no depositions have been taken to date.  Because there has been no discovery done with respect to causation, it is impossible to currently evaluate the likelihood of any outcome or potential loss, if any. The plaintiff sought initial damages of $500,000. The lawsuit was tendered to the Company’s insurance carrier, which has assumed the defense of the case at no cost to the Company. Management currently believes the overall risk to the Company in connection with this matter is minimal.

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

ITEM 4.  RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bond common stock is traded in the over-the-counter market, and quoted on the OTCQB market under the symbol BNLB.

At December 31, 2010, there were 72,198,246 shares of common stock of Bond outstanding and there were approximately 260 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bond’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2010
First Quarter (January - March 2010)	$0.78	$0.40
Second Quarter (April - June 2010)	$0.49	$0.33
Third Quarter (July - September 2010)	$0.39	$0.20
Fourth Quarter (October - December 2010)	$0.24	$0.11

Fiscal Year 2009
First Quarter (January - March 2009)	$0.30	$0.13
Second Quarter (April - June 2009)	$0.35	$0.17
Third Quarter (July - September 2009)	$1.50	$0.19
Fourth Quarter (October - December 2009)	$1.31	$0.65

On March 30, 2011, the closing bid price of our common stock was $0.07.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2010. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bond’s Transfer Agent and Registrar for the common stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Issuance of Securities

We issued shares of our common and preferred stock in unregistered transactions during fiscal year 2010 and subsequently. All of the shares of common and preferred stock issued were issued in non-registered transactions in reliance on Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were reported in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K filed with the Commission during the fiscal year ended December 31, 2010.  No shares of common or preferred stock were issued subsequent to December 31, 2010, that has not been previously reported.

Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: On December 7, 2007, the board of directors authorized a 2-for-1 forward split, which was affected on January 8, 2008.  This forward split is reflected in the statement of shareholder’s equity for December 31, 2007 as an increase in common stock of 9,067,225.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $29,261 (which included an offset of $7,975 from an established reserve account) and $110,781 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2010 and 2009.

Allowance for Doubtful Accounts

The determination of collectability of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectability. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.   At December 31, 2010, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries.  At December 31, 2010, the value of the Company’s inventory was $1,473,605 and at December 31, 2009, the value of the Company’s inventory was $2,086,116.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Nebraska and California. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Revenue decreased to $8,148,053 from $8,734,590 for the years ended December 31, 2010 and 2009, respectively.  Results from operations for the year ended December 31, 2009 included sales totaling $1,116,155 related to certain product lines that the Company sold or discontinued in the third quarter of 2009. Results from operations also included $510,397 and $1,108,620 for the fiscal years ended December 31, 2010 and 2009, respectively, attributable to the Company’s Fusion Premium Beverages division. Excluding revenue related to both Fusion and certain discontinued product lines, revenue for years ended December 31, 2010 and 2009 increased to $7,637,656 from $6,509,815. This increase was attributable to numerous factors including: (i) a rapid increase in the number of franchisee locations selling the Company’s products; (ii) the successful launch of nine new products during 2010; (iii) expanded distribution capabilities through GNC’s centralized warehousing system for franchisees; and (iv) aggressive management initiatives designed and targeted to re-align and dramatically improve the effectiveness and efficiency of the Company’s sales organization.

Cost of goods sold for the years ended December 31, 2010 and 2009 decreased to $6,119,371 from $6,491,366, respectively.  Cost of goods sold for the years ended December 31, 2010 and 2009 included $1,159,523 and $1,103,470, respectively, attributable to the Company’s Fusion Premium Beverages division. Cost of goods sold for the year ended December 31, 2009 also included i) $451,974 related to partnership program and other selling costs reclassed into selling and marketing expense for the year ended December 31, 2010 and ii) $758,765 related to certain product lines that the Company sold or discontinued in the third quarter of 2009. Excluding cost of goods sold related to Fusion, the reclassifications and certain discontinued product lines, cost of goods sold increased to $4,959,848 from $4,177,157 for the years ended December 31, 2010 and 2009, respectively. This increase is directly related to the increase in our similarly adjusted sales figures over that same time period.

General and administrative expense decreased to $3,170,625 from $12,140,087 for the years ended December 31, 2010 and 2009, respectively.  General and administrative expense for the year ended December 31, 2009 included $8,779,884 of non-cash, non-recurring expenses.

Selling and marketing expense for the years ended December 31, 2010 and 2009 increased to $1,684,628 from $607,812, respectively. Selling and market expense for the year ended December 31, 2009 did not include $451,974 related to partnership program and other selling costs that were reclassed to selling and marketing expense for the year ended December 31, 2010. Giving effect for the reclassification of expenses, selling and marketing expense for the years ended December 31, 2010 and 2009 increased to $1,684,628 from $1,059,786. The increase is principally due to costs and expenses attributable to product launch activities and initiatives in its Fusion Premium Beverages division.

Depreciation and amortization for the years ended December 31, 2010 and 2009 decreased to $274,209 from $278,927, respectively.

Net loss for the years ended December 31, 2010 and 2009 decreased to $3,178,031 from $10,782,715, respectively. As noted above, a substantial portion of the net loss for the year ended December 31, 2009 was believed by management to be non-cash and non-recurring in nature. Additionally, the net loss for the year ended December 31, 2010 included (i) a net loss of $2,128,186 attributable to the Fusion Premium Beverages division, (ii) $75,062 related to write-offs of certain additional non-performing assets, (iii) $71,875 of non-cash interest expense in connection with the Bridge Financing and, (iv) $454,202 additional non-cash expenses, all of which management believes to be non-recurring and/or non-cash in nature. Net loss excluding all such items believed by management to be non-cash and/or non-recurring in nature would have been $448,706 and $2,002,831 for the years ended December 31, 2010 and 2009, respectively.

Financial Position, Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.  During the year ended December 31, 2010 and after giving effect for conversions, we sold 2,850,812 shares of common stock and 125 shares of Series C Preferred Stock for aggregate gross proceeds of $1,674,000.  Of that total, $424,000 was raised in connection with the sale of common stock to investors. The Company raised an additional $1,250,000 through the private placement of Series C Preferred Stock.  These financings provided for the Company’s working capital during 2010 and, together with cash derived from operations, are expected to provide for the Company’s liquidity through at least June 30, 2011; provided, however, although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond June 30, 2011.

Cash Used in Operating Activities

Our cash used in operating activities was $1,854,018 and $1,554,452 for the years ended December 31, 2010 and 2009, respectively. The increase is mainly attributable to higher sales and marketing costs incurred in connection with the launch of nine new products during the year.

Net Cash Flows from Investing Activities

Cash provided (used) by investing activities was $16,224 and $(28,805) for the years ended December 31, 2010 and 2009, respectively.  The change in net cash used in investing activities is principally attributable to proceeds from the sale of certain assets.

Net Cash Flows from Financing Activities

Cash provided by financing activities was $1,247,243 and $2,356,091 for the years ended December 31, 2010 and 2009, respectively.  The change in net cash provided by financing activities is principally attributable to the repayment of notes payable and reduced issuances of securities for cash.

Working Capital

The Company may require additional funding to address its working capital requirements for the remainder of 2011, in the event it is unable to generate sufficient revenue in the future to achieve positive cash flow from operations.  In the event the Company is unable to achieve positive cash flow from operations, and management is unable to secure additional working capital, the Company’s business would be materially and adversely harmed.  There can be no assurance that the Company will be successful in achieving profitable operations or continue in the long-term as a going concern.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any heding activities.

ITEM 8.               FINANCIAL STATEMENTS.

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

(c)   Changes in Internal Controls over Financial Reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Scott Landow	55	Chairman
John Wilson	47	Chief Executive Officer, President, Director
Michael Abrams	40	Interim Chief Financial Officer, Director
Elorian Landers	63	Director
Lewis Jaffe	54	Director

The chief executive officer and directors of the Company will hold office until their successors are duly elected and qualified.  The background and principal occupations of the officers and directors of the Company are as follows:

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

Michael S. Abrams is the Interim Chief Financial Officer and Director, and currently a Managing Director of Burnham Hill Partners LLC, a New York-based investment and merchant banking firm he joined in August of 2003. Mr. Abrams holds a Master of Business Administration with Honors from the Booth School of Business at the University of Chicago.

Elorian C. Landers is a Director. From 2004 through 2008, Mr. Landers was Senior Vice President of Development at Exousia Advanced Materials Corp. which developed advanced industrial products.  Mr. Landers has over thirty years experience in public company management, investor relations and business development. He has in-depth knowledge of public company formation, management and corporate development. During his career, Mr. Landers has formed a number of companies and entities, and has interacted extensively with the Securities and Exchange Commission and public markets. From 1990 through 2004, in addition to certain consulting activities, he has worked for such entities as IVG Corp,  which produces software for HR Industry as its Chief Executive Officer, iOmega which produces high speed portable drives, Swan Magnetics, as a Senior Vice President involved in the  market introduction of High Speed Portable Drives, Insight Dental Cameras which pioneered the development of Dental Cameras & Software, Lasermedics, which produces low Energy Medical Lasers and; Rockefeller Private Family Fund as  a consultant to RockCo. Mr. Landers holds a BA degree in advertising from Art Center College of Design in Pasadena California and studied architecture at Texas A&M University.

Lewis Jaffe is a Director, and currently a principal of Jaffe & Associates ("J&A"), a consulting and advisory firm that provides strategic and tactical planning to mid-market companies and CEO coaching to their executives. Mr. Jaffe has served in that capacity since 2009. Prior to J&A, Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc., where he served from 2006 to 2008. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and was also previously a Managing Director of Arthur Andersen. Mr. Jaffe is a graduate of the Stanford Business School Executive Program, and holds a Bachelor of Science from LaSalle University. Mr. Jaffe currently serves on the Board of Directors of Benihana Inc.

Audit Committee Financial Expert

The Company does not have a compensation committee of its board of directors. Lewis Jaffe serves as the independent audit committee financial expert of the Company’s board of directors.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the Securities and Exchange Commission on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, the following reports were not timely filed:  Each of the Company’s officers and directors failed to file their Form 3 timely or timely report transactions on Form 4 during the year ended December 31, 2010, other than Mr. Lewis Jaffe, who did not have any reportable transactions during 2010.  As of March 31, 2011, however, to our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports are required to be filed under Section 16(a) of the Exchange Act, each of the Company’s officers and directors are current in their reports required to be filed thereunder.

Code of Ethics and Business Conduct

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2010 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

2010 AND 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Warrants Option Awards ($)	All Other Compensation ($)		Total ($)

John Wilson	2010	175,692						175,692
CEO and Director	2009	132,784	379,611		191,021	13,176		716,592

Michael Abrams	2010		75,000	(1)		130,000	(2)	205,000
Interim Chief Financial Officer	2009					40,000	(2)

(1)   The Company issued 625,000 shares of common stock to Mr. Abrams on December 31, 2010 as consideration for his service to the Company as its Interim Chief Executive Officer.  The shares were issued in exchange for the cancellation of a warrant to purchase 750,000 shares of the Company’s common stock originally issued to Mr. Abrams when he was appointed the Company’s Interim Chief Financial Officer.
(2)  Amounts represent payments to Burnham Hill Advisors (“BHA”) for management and related services provided to the Company by BHA, including providing the services of Mr. Abrams as the Company’s Interim Chief Financial Officer.  Mr. Abrams is an employee of BHA.  Payments were $10,000 per month from August 2009 to August 2010, and $12,500 per month from August 2010 through December 31, 2010.

Employment Agreements

Mr. Michael Abrams currently serves as the Company’s Interim Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors LLC ("BHA"), dated as of August 20, 2010, and amended on September 15, 2010 and November 18, 2010. Under the terms of the Agreement, BHA acts as a financial and corporate strategy consultant to the Company. The Agreement provides that Mr. Abrams will serve in the capacity of Interim Chief Financial Officer through August 20, 2011, the termination date of the Agreement, unless the Company's Board of Directors appoints a permanent Chief Financial Officer to replace Mr. Abrams.

Mr. Elorian Landers, currently a Director of the Company, serves in the additional capacity as a financial advisor to the Company pursuant to the terms of a Consulting Agreement by and between the Company and Mr. Landers, dated August 20, 2010, which terminates on August 20, 2011. Under the terms of the Agreement Mr. Landers provides the Company with strategic planning and financial advisory services for and in consideration for the payment to him of $8,000 per month, plus the issuance to Mr. Landers of 325,000 shares of the Company’s common stock, 50,000 of which vested immediately with the remainder vesting 27,500 per month for ten months.

Mr. Scott Landow served the Company in the capacity of New Product Manager from August 16, 2009 through January 15, 2011, for which Mr. Landow was paid an annual salary of $16,800 during 2010. In addition, Mr. Landow also served the Company pursuant to a Consulting Agreement by and between the Company and Small World Traders LLC from August 16, 2009 through December 31, 2010. The Company made total payments of $73,500 to Small World Traders LLC during fiscal 2010 in connection with the Consulting Agreement.

Compensation of Directors

We currently have five directors. Our director compensation plan adopted in June 2010 provides for the issuance of options to purchase 25,000 shares of the Company's common stock on the date of their appointment, to each independent director for service on the Company’s Board of Directors.  In addition, each independent director receives $5,000 per quarter for service on the Board.  Under the plan, the Chairman of the Board is paid $5,000 annually in addition to all other fees, and the chairman of each committee of the Board of Directors is paid $2,500 annually in addition to all other fees.  The maximum amount that may be paid to any director for service on the Board of Directors in any calendar year is $25,000. Elorian Landers and Scott Landow waived all Board fees payable during the year ended December 31, 2010, although the Company has outstanding consultant contracts with both Elorian Landers and Scott Landow that provides them each up to $8,000 per month for the fair value of additional services rendered to the Company outside their roles and responsibilities as members of the Board of Directors.

Stock Options and Warrants

The Company has adopted the 2010 Stock Incentive Plan (“2010 Plan”), pursuant to which the Company may issue stock options and other equity-based awards to officers, directors, consultants and employees.  At December 31, 2010, no awards were outstanding under the terms of the 2010 Plan.

At December 31, 2010, a total of 16,486,845 warrants to purchase shares of common stock were issued and outstanding. Of that amount, 2,818,263 were held by officers and directors of the Company. Specifically, Mssrs. Landers, Landow and Wilson held warrants to purchase 350,000, 981,250 and 1,487,013 shares of common stock, respectively. The warrants reported as being owned by Mr. Landow are issued in the name of Beshert LLC, WWFD LLC and Small World Traders LLC. Mr. Landow disclaims beneficial ownership of all such securities.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our common stock as of March 31, 2011, based on  shares of common stock issued and outstanding on a fully diluted basis, which includes 72,198,246 shares of common stock and 125 shares of Series C Preferred Stock convertible into 5,000,000 shares of common stock.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael Abrams	Common Stock	625,000	0.9%
64 Ramshead Road
Raynham, MA 02767

Lewis Jaffe	Common Stock	-	0.0%
3408 Watermarke Place
Irvine, CA 92612

Elorian Landers(2)	Common Stock	1,264,500	1.7%
30 Farrell Ridge Drive
Sugarland, TX 77479

Scott Landow(3)	Common Stock	8,173,400	11.3%
777 South Highway 101, Suite 215
Solana Beach, CA 92975

John Wilson(4)	Common Stock	2,000,000	2.7%
7404 Ivanhoe Drive
Plano, TX 75024

All Officers and Directors as a group (5 persons)	Common Stock	12,062,900	16.1%

Vicis Capital Master Fund(5)	Common Stock	32,713,559	41.0%
445 Park Avenue
New York, NY 10022

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Includes 350,000 common stock purchase warrants, of which 175,000 are exercisable at $0.50 per share and 175,000 are exercisable at $0.35 per share.
(3)
Includes 3,350,000, 2,980,000, 785,250 and 72,000 shares held by WWFD LLC, Small World Traders LLC, Beshert LLC, and Members of Scott Landow's immediate family, respectively. Also includes, 460,000 common stock purchase warrants issued to WWFD LLC exercisable at $0.375 per share; 240,000 common stock purchase warrants issued to Small World Traders LLC exercisable at $0.375 per share; and 281,250 common stock purchase warrants issued to Beshert LLC, of which 187,500 are exercisable at $0.75 per share and 93,750 are exercisable at $0.35 per share. Mr. Landow disclaims beneficial ownership of all securities held or controlled by WWFD LLC, Small World Traders LLC, and Beshert LLC. Certain positions include shares originally issued to WWFD LLC, Small World Traders LLC and Beshert LLC but subsequently cancelled and reissued through CEDE.

(4)	Includes 1,487,013 common stock purchase warrants, of which 487,013 are exercisable at $0.77 per share and 1,000,000 are exercisable at $0.15 per share.
(5)
Includes 5,000,000 shares of common stock shown on an as converted basis in connection with 125 shares of Series C Convertible Preferred Stock held. Also includes 2,500,000 common stock purchase warrants exercisable at $0.30 per share.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

Mr. Michael Abrams currently serves as the Company’s Interim Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors LLC ("BHA"), dated as of August 20, 2010, and amended on September 15, 2010 and November 18, 2010. Under the terms of the Agreement, BHA acts as a financial and corporate strategy consultant to the Company. The Agreement provides that Mr. Abrams will serve in the capacity of Interim Chief Financial Officer through August 20, 2011, the termination date of the Agreement, unless the Company's Board of Directors appoints a permanent Chief Financial Officer to replace Mr. Abrams.  During 2010, BHA was paid $130,000 under the terms of the Agreement.

Mr. Scott Landow currently serves as Chairman of the Board of the Company, and served as a consultant to the Company from August 16, 2009 through December 31, 2010, pursuant to a Consulting Agreement by and between the Company and Small World Traders LLC.   The Company made total payments of $73,500 to Small World Traders LLC during fiscal 2010 in connection with the Consulting Agreement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December, 31, 2010 and 2009 approximated $38,500 and $38,500 respectively.  In addition, aggregate fees billed by Tavaran, Askelson & Company for professional services rendered for the review of the Comany's quarterly financial statements for fiscal years ended December 31, 2010 and 2009 approximated $20,100 and $0, respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal year ended December 31, 2009 approximated $24,750. In addition to the above, aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal year ended December 31, 2008 but paid by the Company in 2010 approximated $8,750.

Audit-Related Fees

Tarvaran, Askelson & Company and Jewett, Schwartz, Wolfe & Associates did not provide  assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2010 and 2009, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees

Tarvaran, Askelson & Company and Jewett Schwartz Wolfe & Associates did not provide professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2010 and 2009.

All Other Fees

Tarvaran, Askelson & Company and Jewett Schwartz Wolfe & Associates did not provide any additional services to the Company, other than the services described in the paragraphs “Audit Fees” above, for the fiscal years ended December 31, 2010 and 2009.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.2	Amendments to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.3	Bylaws of the Corporation (incorporated by reference to Exhibit 3.3 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 13, 2010).
4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 filed with Form 8-K on June 30, 2008).
4.2	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 23, 2009).
4.3	Certificate of Designations of Series C Convertible Preferred Stock.
10.1	Form of Note Purchase and Warrant Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 6, 2010).
10.2	Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2008).
10.3	Settlement Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 6, 2009).
10.4	Secured Promissory Note (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 6, 2009).
10.5	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.6	Amendment No. 1 to Security Agreement (incorporated by reference to Exhibit 10.4 filed with Form 8-K on October 6, 2009).
10.7	Amendment No. 1 to Supply, License and Transition Agreement (incorporated by reference to Exhibit 10.5 filed with Form 8-K on October 6, 2009).
10.8	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.9	Employment Agreement between the Company and Scott Landow (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 13, 2009)
10.10	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2009 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K on August 26, 2009).
10.11	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2010 (incorporated by reference to Exhibit 99.1 filed with Form 8-K on August 23, 2010).
10.12	Amendment No. 1 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated September 15, 2010.
10.13	Amendment No. 2 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated November 18, 2010.
10.14	Employment Agreement, dated December 31, 2009, between the Company and John Wilson.
10.15	Consulting Agreement, dated June 1, 2009, between the Company and Elorian Landers.
10.16	Amendment No. 1 to Consulting Agreement, between the Company and Elorian Landers, dated October 1, 2009.
10.17	Consulting Agreement between Elorian Landers and the Company, dated August 20, 2010
10.18	2010 Equity Incentive Plan
14.1	Code of Ethics (incorporated by reference to 14.1 filed with Form 10-K on March 27, 2009).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with Form 10-K on March 27, 2009).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
__________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 15, 2011	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President

Date: April 15, 2011	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2011	By: /s/ Scott Landow
Scott Landow
Chairman of the Board

Date: April 15, 2011	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President, Director

Date: April 15, 2011	By: /s/ Michael Abrams
Michael Abrams
Interim Chief Financial Officer (Principal Financial Officer)

Date: April 15, 2011	By: /s/ Elorian Landers
Elorian Landers
Director
Date: April 15, 2011	By: /s/ Lewis Jaffe
Lewis Jaffe
Director

ITEM 8.  FINANCIAL STATEMENTS

BOND LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Bond Laboratories, Inc.
Omaha, Nebraska

We have audited the accompanying balance sheets of Bond Laboratories, Inc. (Company) and subsidiaries as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bond Laboratories, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 13, 2011

BOND LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$445,662	$1,036,213
Accounts receivables - net	574,616	452,263
Inventory	1,473,605	2,086,116
Notes receivables	-	10,000
Prepaid expenses and other current assets	54,045	57,902
Total current assets	2,547,928	3,642,494

PROPERTY AND EQUIPMENT, net	87,208	232,954

Intangibles assets, net	1,696,363	1,916,112
Deposits	3,783	9,511
TOTAL ASSETS	$4,335,282	$5,801,071

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$508,146	$510,539
Disputed accounts payables	113,299	179,894
Accrued expenses and other liabilities	101,467	93,559
Note payable - affiliate	194,718	621,775
Note payable - current	437,089	436,789
Total current liabilities	1,354,719	1,842,556

TOTAL LIABILITIES	1,354,719	1,842,556

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.01 par value, 10,000,000 shares
authorized; 0 and 5,148,646. issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively	-	51,486
Preferred stock series B, $.01 par value, 1,000 shares
authorized; 103.3 and 219.3 issued and outstanding of its
10% Perpetual Preferred with a Stated Value of $10,000 per
share with a cumulative dividend of $436,188 and $200,664
as of December 31, 2010 and December 31, 2009, respectively	436,189	200,666
Preferred stock series C, $.01 par value, 500 shares
authorized; 125 and 0 issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively	1	-
Common stock, $.01 par value, 150,000,000 shares authorized;
72,198,246 and 56,165,820 issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively	721,982	561,658
Additional paid-in capital	27,424,592	25,548,875
Accumulated deficit	(25,582,201)	(22,404,170)
Total stockholders' equity	$2,980,563	$3,958,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,335,282	$5,801,071

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenue	$8,148,053	$8,734,590
Total	8,148,053	8,734,590

Cost of Goods Sold	6,119,371	6,491,366
Gross Profit	2,028,682	2,243,223

OPERATING EXPENSES:
General and administrative	3,170,625	12,140,087
Selling and marketing	1,684,628	607,812
Depreciation and amortization	274,209	278,927
Total operating expenses	5,129,462	13,026,826
OPERATING LOSS	(3,100,780)	(10,783,603)

OTHER (INCOME) AND EXPENSES
Interest expense	139,794	40,564
Other income	(30,262)	(67,165)
Gain on extinguishment of debt	(107,343)	-
Loss on the sale of assets	75,062	25,713
Total other (income) expense	77,251	(888)

NET LOSS	$(3,178,031)	$(10,782,715)

NET LOSS PER SHARE:
Basic and diluted	$(0.05)	$(0.20)

Basic and diluted	60,661,835	53,563,362

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009

Net loss	$(3,178,031)	$(10,782,715)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	274,209	278,927
Common stock issued for services	686,408	4,152,200
Common stock cancelled	(273,861)	(209,000)
Warrants issued or exchanged for common shares	149,000	5,292,823
Warrants cancelled	-	(524,254)
Preferred B shares issued	-	396,212
Common stock issued for conversion of debt	-	163,216
Foreign translation	-	366
Gain on extinguishment of debt	(107,343)	-
Non-cash interest expense	71,875	-
Loss on sale of assets	75,062	-
Changes in operating assets and liabilities:
Accounts receivables	(122,353)	(23,473)
Inventory	612,511	(101,871)
Prepaid expenses	3,857	(27,662)
Deposits	5,728	(3,783)
Accounts payable	(68,988)	(260,517)
Accrued liabilities	7,908	(145,058)
Notes receivable affiliate	10,000	240,137
Net cash used in operating activities	(1,854,018)	(1,554,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,370)	(28,805)
Proceeds from sale of assets	30,594	-
Net cash provided (used) in investing activities	16,224	(28,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock and preferred stock B	-	2,074,325
Proceeds from common stock subscribed	-	943,000
Proceeds from notes payables	369,600	-
Proceeds from issuance of preferred stock C	1,250,000	-
Cost of raising capital	54,400	(616,066)
Repayments of note payable	(426,757)	(45,168)
Net cash provided by financing activities	1,247,243	2,356,091

INCREASE (DECREASE) IN CASH	(590,551)	772,834
CASH, BEGINNING OF PERIOD	1,036,213	263,379
CASH, END OF PERIOD	$445,662	$1,036,213

Supplemental disclosure operating activities

Cash paid for interest	$67,919	$40,564
Cash paid for income tax	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for services	$686,408	$4,152,200
Common shares issued for debt	$316,657	$163,216

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Preferred Stock								Additional	Common Stock	Preferred A	Preferred B
	Common Stock		Preferred A			Preferred B			Preferred C		Paid-in	Subscribed	Stock Subscribed	Stock Subscribed	Accumulated
	Shares	Amount	Shares	Amount	Shares		Amount	Shares		Amount	Capital	Not Issued	Not Issued	Not Issued	Deficit	Total

DECEMBER 31, 2008	25,839,928	$258,399	5,659,477	$56,595	-		$-	-		$-	$12,306,022	$1,249,792	$600,000	$208	$(11,402,606	$3,068,411

Preferred series A shares previously subscribed issued			4,000,000	40,000							560,000		(600,000)			-

Preferred series B shares previously subscribed issued					125		208				-			(208)		-

Common shares previously subscribed issued	7,500,000	75,000									1,174,792	(1,249,792)				-

Common stock issued for cash	10,827,400	108,274									2,909,051					3,017,325

Common stock issued for services	8,184,911	81,849									4,070,351					4,152,200

Common stock cancelled	(1,050,000)	(10,500)									(198,500)					(209,000)

Common stock issued for conversion of debt	352,750	3,528									159,688					163,216

Common stock issued for the conversion of Preferred A Shares	4,510,831	45,108	(4,510,831)	(45,108)							-					0

Preferred B shares allocation					94.3		(18,391)				414,603					396,212

Preferred B shares accumulated dividends							218,849				-				(218,849)	-

Warrants issued											5,292,823					5,292,823

Warrants cancelled											(524,254)					(524,254)

Cost of capital											(616,066)					(616,066)

Foreign translation											366					366

Net loss														-	(10,782,715	(10,782,715)

DECEMBER 31, 2009	56,165,820	$561,658	5,148,646	$51,486	219.3		$200,666	$-		$-	$25,548,875	$-	$-	$-	$(22,404,170	$3,958,517

Common stock issued for debt	212,000	2,120							69,755					71,875

Common stock issued for services	3,047,540	30,475							655,932					686,407

Common stock cancelled	(896,240)	(8,962)							(264,898)					(273,860)

Common stock issued for conversion of debt	2,638,812	26,388							290,269					316,657

Common stock issued for the conversion of Preferred A Shares	5,148,646	51,486	(5,148,646)	(51,486)					-					-

Common stock issued for the conversion of Preferred B Shares	4,640,000	46,400			(116)	(1)			(46,399)					(0)

Common stock issued for warrant exercises and exchanges	1,241,668	12,417							136,583					149,000

Preferred B shares allocation														-

Preferred B shares accumulated dividends						235,524			(235,524)					-

Preferred C shares issued for cash							125	1	1,249,999					1,250,000

Warrants issued														-
											`
Warrants cancelled														-

Cost of capital														-

Foreign translation														-

Net loss													(3,178,031)	(3,178,031)

DECEMBER 31, 2010	72,198,246	$721,982	-	$-	103.3	$436,189	125.0	$1	$27,434,592	$-	$-	$-	$(25,582,201)	$2,980,563

	The accompanying notes are an integral part of these consolidated financial statements

BOND LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – BACKGROUND

Bond Laboratories, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers. The Company produces and markets its products primarily through NDS Nutrition Products, Inc., a Florida corporation (“NDS”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through franchisees of General Nutrition Centers, Inc. (“GNC”) located throughout the United States.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS. Management recently determined, based on historical and projected operating results in each of its divisions, to focus its efforts and working capital on the NDS product line, and is currently evaluating plans to maximize the value of Fusion Premium Beverages, Inc., (“Fusion Premium Beverages”), a Florida corporation and wholly owned operating division of the Company. While no assurances can be given, such plans may include the sale, spin-off, liquidation, or other disposition of the Fusion Premium Beverage division.  For the full year and three month period ended December 31, 2010, the Fusion Premium Beverages division contributed approximately $510,397 and $25,391 in revenue to the Company, respectively. As a result of the foregoing, for the year and three month period ended December 31, 2010, the Company wrote off a total of $509,943 and $491,913 expired inventory and receivables related to the Fusion Premium Beverages division, respectively.

Bond Laboratories is headquartered in Omaha, Nebraska.  For more information on the Company, please go to http://www.bond-labs.com. The Company’s Common Stock currently trades under the symbol BNLB on the OTCQB market.

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

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $29,261 (which included an offset of $7,975 from an established reserve account) and $110,781 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2010 and 2009.

Allowance for Doubtful Accounts

The determination of collectability of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectability. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2010, the value of the Company’s inventory was $1,473,605 and at December 31, 2009, the value of the Company’s inventory was $2,086,116.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Nebraska and California. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

NOTE 4 – PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2010 and 2009 as follows:

	December 31,
	2010	2009
Inventory	$12,027	$13,850
Other	42,018	44,052
Total	$54,045	$57,902

The Company also has prepaid legal and manufacturing retainers which are expenses when incurred.

NOTE 5 – INVENTORIES

The Company inventories as of December 31, 2010 and 2009 consists as follows:
	2010	2009
Finished goods	$1,201,300	$1,566,931
Components	272,305	519,185
Total	$1,473,605	$2,086,116

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2010 and 2009 as follows:

	December 31,
	2010	2009
Equipment	$288,192	$416,860
Accumulated depreciation	$(200,984)	$(183,906)
Total	$87,208	$232,954

Depreciation Expense is $54,460 for December 31, 2010 compared to $59,178 for December 31, 2009.

NOTE 7 - ACQUISITON

On October 1, 2008, the Company entered into an Asset Purchase Agreement with Cory Wiedel and Ryan Zink (the “Shareholders”), and NDS Nutritional Products, Inc. (“NDS”), a Nebraska corporation. The Company purchased substantially all of the tangible properties, equipment, tenant improvements, customer accounts, customer lists, goodwill, software, intellectual property, component inventory and all insurance benefits, including rights and proceeds in or related to the retail operations of NDS, in accordance with the provisions of the definitive transaction documents.  The estimated purchase price was $2,645,684.  In addition to $700,000 in cash, the purchase price consisted of promissory notes and an earn-out based on gross profits of NDS.

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

On November 15, 2010, the Company entered into an Amended and Restated Secured Promissory Note by and among Bond Laboratories, Inc., NDS Nutrition Products, Inc. and NDS Nutritional Products, Inc., as well as other ancillary documents in connection with such transaction in replacement of that certain Secured Promissory Note by and among the parties dated September 30, 2009. The Amended and Restated Secured Promissory Note, which became effective December 1, 2010, calls for an initial payment by the Company of $205,000 on December 1, 2010 and ongoing monthly payments of $17,350 throughout 2011 in full satisfaction of the note. The Secured Promissory Note, which was replaced by the Amended and Restated Secured Promissory Note, had a remaining principal balance of approximately $400,000 and matured in December of 2010.

The Company hired a third-party expert to prepare a valuation analysis to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the intangible assets from the acquisition of NDS Nutritional Products, Inc. in 2008. A summary of that analysis is included herein in Note 3 to these financial statements. Based on that analysis, the Company determined that there was no impairment for the year ended December 31, 2009 or 2010.

The amortization expense for all intangible assets is grouped with the depreciation expense for the related reporting period, and reported in the Statements of Operations and the Statements of Cash Flows as “Depreciation and amortization” expense. The Company calculates the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years in accordance with the agreements with the above intangible assets. The Company had total amortization expense of $219,749 for December 31, 2010 and $219,749 for December 31, 2009.

NOTE 9 – NOTE PAYABLES

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

On July 21, 2010, we issued $177,000 in aggregate principal amount of promissory bridge notes (the "July Notes") to fifteen accredited investors (the “July Financing”). Net proceeds to the Company after the deduction of selling commissions and expenses of the July Financing were approximately $155,800. The July Notes mature on June 30, 2011. In addition, the Company issued a total of 88,500 shares of its common stock, $0.01 par value, in connection with the July Financing, as well as warrants to purchase 177,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of July Notes purchased in connection with the July Financing. The warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant. The July Notes accrue interest at the rate of ten percent (10%) per annum. All remaining principal and accrued interest is due and payable on the maturity date.

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

In total, we issued $424,000 in aggregate principal amount of Bridge Notes in connection with the Bridge Financing to twenty-three accredited investors. Net proceeds to the Company after the deduction of selling commissions and expenses of the Bridge Financing were approximately $369,600. The Bridge Notes mature on June 30, 2011. In addition, the Company issued a total of 212,000 shares of its common stock, $0.01 par value, in connection with the Bridge Financing, as well as warrants to purchase 424,000 shares of common stock, exercisable at $0.40 per share, representing 500 shares of common stock and 1,000 warrants issued for each $1,000 principal amount of Bridge Notes purchased in connection with the Bridge Financing. The Company also issued 84,800 warrants to the placement agent as partial consideration for services rendered on the same terms as the warrants issued to investors in connection with the Bridge Financing. All warrants terminate, if not previously exercised, on the fifth anniversary of the date of grant. The Bridge Notes accrue interest at the rate of ten percent (10%) per annum. All remaining principal and accrued interest is due and payable on the maturity date.

On November 15, 2010, holders representing 100% of the outstanding principal value of the Bridge Notes issued in three separate closing in June, July and September of 2010 exchanged such securities at a fixed conversion price of $0.20 per share for an aggregate issuance of 2,638,812 shares of common stock of the Company. The outstanding principal value of the Bridge Notes included all accrued but unpaid interest through November 15, 2010 plus a partial interest make-whole amount equal to six months of additional interest. Pursuant to the original terms of the Bridge Notes, holders received a 15% exchange premium on the entire outstanding balance exchanged.

Notes payable consist of the following as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009

Amended and Restated Secured Promissory Note dated December 1, 2010, matures December 1, 2011 at an interest rate of 10% per annum. This note replaces the Secured Promissory Note dated September 30, 2009, which replaced the Fixed Asset Note, Component Inventory Note, Installment Note and Earn Out provision. The Company is required to make monthly payments of $17,350 each throughout 2011 in full satisfaction of the note.	$194,718	$621,775
Revolving Line of Credit of $500,000 from US Bank dated April 9, 2009 as amended July 15, 2010 at an interest rate of 3.5% plus the one-month LIBOR quoted by US Bank from Reuters screen LIBOR01.The Line of Credit matures July 15, 2011 and is secured by all of the receivables and inventory of NDS Nutrition Products, Inc. The Company pays interest only on a monthly basis on this Line of Credit.	$437,089	$436,789

Total of notes payable and advances	$631,807	$1,058,564

Less Current Portion:	$(631,807)	$(1,058,564)

Long-Term Portion:	$-	$-

NOTE 10 – EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 72,198,246 common shares were issued and outstanding as of December 31, 2010. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 0 shares were issued and outstanding as of December 31, 2010. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, of which 103.3 were issued and outstanding as of December 31, 2010. The Company recorded an accumulated dividend of $436,188, which was recorded against accumulated deficit and payable in kind. The outstanding 10% Cumulative Perpetual Series B Preferred has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, of which 125 were issued and outstanding as of December 31, 2010. The Series C Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of December 31, 2010, no options to purchase common stock of the Company were issued and outstanding.

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

As of December 31, 2010, 16,486,845 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$ 1.500	01/31/08	01/31/13	No
662,877	$ 0.770	12/31/09	12/31/14	Yes
3,699,040	$ 0.750	09/30/09	10/01/12	No
100,000	$ 0.700	12/31/09	12/31/14	No
375,000	$ 0.500	08/20/09	08/20/14	No
50,000	$ 0.500	11/01/09	11/01/12	No
65,000	$ 0.500	12/21/09	12/21/12	No
1,050,000	$ 0.375	01/31/08	01/31/13	No
500,000	$ 0.375	12/31/08	12/31/13	No
200,000	$ 0.375	10/09/09	10/09/12	No
142,593	$ 0.360	05/14/10	05/14/15	Yes
60,000	$ 0.350	07/01/09	07/01/12	No
175,000	$ 0.350	08/20/09	08/20/14	No
2,311,875	$ 0.350	09/01/09	09/01/12	No
50,000	$ 0.350	11/01/09	11/01/12	No
100,000	$ 0.350	12/31/09	12/31/14	No
2,500,000	$ 0.300	11/15/10	11/15/15	No
20,833	$ 0.300	04/01/09	04/01/14	Yes
206,400	$ 0.200	06/29/10	06/29/15	No
212,400	$ 0.200	07/21/10	07/21/15	No
90,000	$ 0.200	09/03/10	09/03/15	No
1,395,827	$ 0.150	12/31/08	12/31/13	Yes
16,486,845

	Expected Dividend Yield		0.0%
	Volatility		40.0%
	Weighted average risk free interest rate		0.8%
	Weighted average expected life (in years)		2.5

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

The Company issued common stock for services during the year ended December 31, 2010, for which it recorded an expense of $686,408, as compared to $4,152,200 for December 31, 2009.

2010

During the year ended December 31, 2010, the Company issued and cancelled 16,928,666 and 896,240 shares of its common stock, respectively, for an aggregate net issuance of 16,032,426 shares. Of those amounts, 2,850,812 shares were issued to investors for cash in connection with a bridge financing with gross proceeds to the Company of $424,000 and 43,750 shares previously issued to investors in error were cancelled. Under the terms of the bridge financing, investors received a promissory note issued at par plus one half share of common stock and one common stock purchase warrant with an exercise price of $0.40 per share for each dollar invested in the bridge financing. The entire principal amount of the outstanding promissory notes was subsequently exchanged for 2,638,812 additional shares of common stock per the terms of the promissory note in connection with the Series C Preferred Stock financing which closed November 15, 2010. During the year ended December 31, 2010, the Company also issued (i) 3,939,168 shares of common stock to consultants for the fair value of services received, 425,000 of which were subsequently cancelled; (ii) 5,148,646 shares of common stock in connection with the exchange of 5,148,646 shares of its Series A Preferred Stock; (iii) 4,640,000 shares of common stock in connection with the exchange of 116 shares of its Series B Preferred Stock with an aggregate liquidation preference of $1,160,000, or $10,000 per share; and (iv) 250,297 shares of common stock to employees. The Company also cancelled 427,490 and reissued as 99,743 shares of common stock subject to vesting previously issued to an employee that was terminated during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 125 shares of newly created Series C Preferred Stock for aggregate gross proceeds to the Company of $1,250,000. The transaction closed on November 15, 2010. Each share of Series C Preferred Stock has a liquidation preference of $10,000 per share, is convertible into 40,000 shares of common stock of the Company and ranks senior to all other classes of preferred stock issued and outstanding by the Company. Beginning January 1, 2012 the Series C Preferred Stock shall accrue a dividend of 4% per annum, which shall increase to 5% per annum on January 1, 2014. In connection with the issuance of the Series C Preferred Stock, the Company also issued a total of 2,500,000 common stock purchase warrants with an exercise price of $0.30 per share.

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

During the year ended December 31, 2010, the Company valued shares issued for services rendered based on the trading value of the stock at the time of issuance.

2009

During the year ended December 31, 2009, the Company issued 22,825,892 shares of its common stock, excluding 7,500,000 shares of common stock subscribed for in 2008 but issued in 2009.

Of the total amount of shares of common stock issued during 2009, the Company issued 10,827,400 shares for cash.  Of that total, 5,366,000 shares of common stock and 94.3 shares of Series B preferred stock were issued for aggregate gross proceeds to the Company of $943,000. Investors received one share of preferred stock and 60,000 shares of common stock for each $10,000 invested in the private placement of preferred and common stock.  The Company also issued 5,461,400 shares of common stock and 5,461,400 common stock purchase warrants with an average exercise price equal to $0.59 for aggregate gross proceeds to the Company of $2,074,325 in connection with two additional private placements completed by the Company during the year ended December 31, 2009. The Company paid placement agents a cash fee of $76,820 and issued 153,640 common stock purchase warrants with an exercise price equal to $0.75 in connection with the private placement. In connection with these private placements, debt holders evidencing obligations of $148,250 exchanged their outstanding debt for 352,750 shares of common stock and 352,750 common stock purchase warrants with an average exercise price equal to $0.64.

During the year ended December 31, 2009, the Company also issued 8,184,911 shares of common stock for services. Of that total, 3,310,194 shares of common stock were issued to consultants, employees and senior management valued in the aggregate at $1,314,638. The Company also cancelled 1,050,000 shares of common stock that had been previously issued to consultants and employees, but surrendered to the Company during the period at an aggregate value of $209,000. An additional 1,052,500 shares of common stock issued for services during the period was pending cancellation as of December 31, 2009. Finally, the Company also issued 25,000 shares of common stock as consideration in connection with a legal settlement.

During the period ended December 31, 2009, the Company also issued (i) 1,394,543 shares of common stock in connection with the Company’s failure to meet certain performance metrics defined in the transaction documents from the Company’s June 2008 financing; (ii) 1,205,238 shares of common stock in connection with the exchange of 2,277,752 warrants with a weighted average exercise price equal to $0.46; (iii) 1,197,436 shares of common stock in connection with the exercise of 1,200,000 warrants; and (iv) 4,510,831 shares of common stock in connection with the conversion of 4,510,831 shares of Series A Preferred Stock.

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

During the year ended December 31, 2009, the Company valued shares issued for services rendered based on the trading value of the stock at the time of issuance.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009 consist of the following:
	December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$916,116	$3,336,172
State	135,907	970,444
	1,052,023	4,306,616
Valuation allowance	(1.052,023)	(4,306,616)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31,
	2010	2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.1%	8.9%
Valuation allowance	(39.1%)	(42.9%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	December 31,
	2010	2009

Net operating loss carryforwards	9,822,808	8,933,439
Valuation allowance	(9,822,808)	(8,933,439)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforwards of approximately $25,055,000 available to offset future taxable income through 2030, which expire in various years through 2030, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2010, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

NOTE 12 – FAIR VALUE MEASUREMENTS

The Company immediately adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value
At September 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy
ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Valuation Hierarchy

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
Assets
Cash	$ -	$ 445,662	$ -	$ 445,662
Intangible assets	-	-	1,696,363	1,696,363
	$ -	$ 445,662	$ 1,696,363	$ 2,142,025

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

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company did not have any related party transactions as of December 31, 2010, other than the affiliate note through the acquisition of NDS Nutritional Products, Inc.  The Company has affiliated notes payable for the asset purchase of NDS Nutritional Products, Inc. for $194,718 as of December 31, 2010.

NOTE 15 - NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for years ended December 31, 2010 and 2009 is the same as basic loss per share. For the years ended December 31, 2010 and 2009, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.
	December 31,
	2010	2009
Warrants	16,486,845	15,411,191
Options	-	-
Total	16,486,845	15,411,191

The following table represents the computation of basic and diluted losses per share at December 31, 2010 and 2009:
	December 31,	December 31,
	2010	2009

Losses available for common shareholders	(3,178,031)	(10,782,715)

Basic and diluted weighted average common shares outstanding	60,661,835	53,563,362
Basic and diluted loss per share	(0.05)	(0.20)
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 16 - SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on March 31, 2011.