Form 10-Q
period 2011-03-31
BOND LABORATORIES, INC.
filed 2011-05-13
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common stock, $0.01 par value	71,998,246

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2011

CERTIFICATIONS

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS:	March 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash	$539,199	$445,662
Accounts receivables - net	1,033,662	574,616
Inventory	1,453,621	1,473,605
Notes receivables	-	-
Prepaid expenses and other current assets	70,057	54,045
Total current assets	3,096,539	2,547,928

PROPERTY AND EQUIPMENT, net	74,686	87,208

Intangibles assets, net	1,641,426	1,696,363
Deposits	3,783	3,783
TOTAL ASSETS	$4,816,434	$4,335,282

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$924,850	$508,146
Disputed accounts payables	113,299	113,299
Accrued expenses and other liabilities	116,309	101,467
Notes payable	584,297	631,807
Total current liabilities	1,738,755	1,354,719

TOTAL LIABILITIES	1,738,755	1,354,719

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series A, $.01 par value, 10,000,000 shares
authorized; 0 and 0 issued and outstanding as of March 31, 2011
and December 31, 2010, respectively	-	-
Preferred stock series B, $.01 par value, 1,000 shares
authorized; 103.3 and 103.3 issued and outstanding of its
10% Perpetual Preferred with a Stated Value of $10,000 per
share with a cumulative dividend of $472,918 and $436,188
as of March 31, 2011 and December 31, 2010, respectively	472,919	436,189
Preferred stock series C, $.01 par value, 500 shares
authorized; 125 and 125 issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	1	1
Common stock, $.01 par value, 150,000,000 shares authorized;
72,198,246 and 72,198,246 issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	721,982	721,982
Additional paid-in capital	27,367,863	27,404,593
Accumulated deficit	(25,485,086)	(25,582,201)
Total stockholders' equity	$3,077,679	$2,980,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,816,434	$4,335,282

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	(Unaudited)
	2011	2010

Revenue	$2,989,304	$2,372,663
Total	2,989,304	2,372,663

Cost of Goods Sold	1,923,767	1,673,406
Gross Profit	1,065,537	699,257

OPERATING EXPENSES:
General and administrative	584,278	914,146
Selling and marketing	307,228	277,466
Depreciation and amortization	67,459	66,455
Total operating expenses	958,965	1,258,067
OPERATING INCOME/(LOSS)	106,572	(558,810)

OTHER (INCOME) AND EXPENSES
Interest expense	9,457	26,096
Other income	-	(30,262)
Gain on extinguishment of debt	-	-
Loss on the sale of assets	-	682
Total other (income) expense	9,457	(3,484)

NET INCOME/(LOSS)	$97,115	$(555,326)

NET INCOME/(LOSS) PER SHARE:
Basic	$0.00	$(0.01)

Diluted	$0.00	$(0.01)

Basic	72,198,246	56,175,958

Diluted	93,685,091	56,175,958

     The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	(Unaudited)
	2011	2010

Net loss	$97,115	$(555,326)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	67,460	66,455
Common stock issued for services	-	7,999
Loss on sale of assets	-	682
Changes in operating assets and liabilities:
Accounts receivables	(459,046)	(289,630)
Inventory	19,984	358,329
Prepaid expenses	(16,012)	(5,427)
Deposits	-	1,181
Accounts payable	416,704	(202,105)
Accrued liabilities	14,842	155,723
Net cash provided by / (used in) operating activities	141,047	(462,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Proceeds from sale of assets	-	18,420
Net cash provided by / (used in) investing activities	-	18,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(47,510)	(3,855)
Net cash provided by / (used in) financing activities	(47,510)	(3,855)

INCREASE (DECREASE) IN CASH	93,537	(447,554)
CASH, BEGINNING OF PERIOD	445,662	1,036,213
CASH, END OF PERIOD	$539,199	$588,659

Supplemental disclosure operating activities

Cash paid for interest	$9,457	$26,096
Cash paid for income tax	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for services	$-	$7,999
Common shares issued for debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

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

Bond Laboratories is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.bondlabs.com. The Company’s Common Stock currently trades under the symbol BNLB on the OTCQB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Revenue Recognition

Revenue is derived from product sales. The Company recognizes revenue from product sales in accordance with Topic 605 “Revenue Recognition in Financial Statements” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $1,049 related to bad debt and doubtful accounts during the quarter ended March 31, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At March 31, 2011, and December 31, 2010, the value of the Company’s inventory was $1,453,621 and $1,473,605, respectively.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in a bank located in Nebraska. The Federal Depository Insurance Corporation (FDIC) insures accounts up to $250,000.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010

Finished goods	$1,138,134	$1,201,300
Components	315,487	272,305

Total	$1,453,621	$1,473,605

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Equipment	$288,192	$288,192
Accumulated depreciation	(213,506)	(200,984)
Total	$74,686	$87,208

Depreciation expense for the three months ended March 31, 2011 was $12,522 compared to $11,518 for March 31, 2010.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of March 31, 2011 and December 31, 2010:
	March 31, 2011	December 31, 2010

Amended and Restated Secured Promissory Note dated December 1, 2010, matures December 1, 2011 at an interest rate of 10% per annum. This note replaces the Secured Promissory Note dated September 30, 2009, which replaced the Fixed Asset Note, Component Inventory Note, Installment Note and Earn Out provision. The Company is required to make monthly payments of $17,350 each throughout 2011 in full satisfaction of the note.	147,208	194,718

Revolving Line of Credit of $500,000 from US Bank dated April 9, 2009 as amended July 15, 2010 at an interest rate of 3.5% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR01 page. The Line of Credit matures July 15, 2011 and is secured by all of the receivables and inventory of NDS Nutrition Products, Inc. The Company pays interest only on this Line of Credit	437,089	437,089

Total of notes payable and advances	584,297	631,807
Less Current Portion	(584,297)	(631,807)

Long-Term Portion	$-	$-

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company currently has a note payable for the asset purchase of NDS Nutritional Products, Inc. for $147,208 as of March 31, 2011. The note payable was recorded as note payable-affiliate in the Company's financial statements for the year ended December 31, 2010, but has been reclassified in the quarter ended March 31, 2011 since the holder of such note ceased being an affiliate in 2009.

The Company paid Burnham Hill Advisors LLC ("BHA") $37,500 during the quarter for advisory and consulting fees pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated as of August 20, 2010, as amended on September 15, 2010 and November 18, 2010.  Mr. Michael Abrams, the Company’s Interim Chief Financial Officer, is an employee of BHA. The fees paid BHA include the services provided by Mr. Abrams to the Company in his capacity of CFO.

NOTE 9 - NET INCOME/(LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes outstanding warrants and options in the denominator. In the event of a loss, diluted loss per share is the same as basic loss per share. For the three months ended March 31, 2010, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

March 31,
2010
Warrants	15,411,191
Options	-
Total	15,411,191

The following table represents the computation of basic and diluted losses per share at March 31, 2011 and 2010.

	March 31,	March 31,
	2011	2010

Income / (Losses) available for common shareholders	97,115	(555,326)

Basic weighted average common shares outstanding	72,198,246	56,175,958
Basic income / (loss) per share	0.00	(0.01)

	March 31,	March 31,
	2011	2010

Income / (Losses) available for common shareholders	97,115	(555,326)

Diluted weighted average common shares outstanding	93,685,091	56,175,958
Diluted income / (loss) per share	0.00	(0.01)

Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 72,198,246 common shares were issued and outstanding as of March 31, 2011. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 0 shares were issued and outstanding as of March 31, 2011. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, of which 103.3 were issued and outstanding as of March 31, 2011. The Company recorded an accumulated dividend of $36,730 as of March 31, 2011, which was recorded against accumulated deficit and payable in kind. The outstanding 10% Cumulative Perpetual Series B Preferred Stock has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, of which 125 shares were issued and outstanding as of March 31, 2011. The Series C Convertible Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of March 31, 2011, no options to purchase common stock of the Company were issued and outstanding.

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

As of March 31, 2011, 16,486,845 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
662,877	$0.770	12/31/09	12/31/14	Yes
3,699,040	$0.750	09/30/09	10/01/12	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
50,000	$0.500	11/01/09	11/01/12	No
65,000	$0.500	12/21/09	12/21/12	No
1,050,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
142,593	$0.360	05/14/10	05/14/15	Yes
60,000	$0.350	07/01/09	07/01/12	No
175,000	$0.350	08/20/09	08/20/14	No
2,311,875	$0.350	09/01/09	09/01/12	No
50,000	$0.350	11/01/09	11/01/12	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
16,486,845

	Expected Dividend Yield		0.0%
	Volatility		40.0%
	Weighted average risk free interest rate		1.0%
	Weighted average expected life (in years)		2.4

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock and warrants to purchase shares of common stock to investors in connection with private placement transactions, as well as to advisors and consultants for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended March 31, 2011 the Company did not issue any shares of its common stock.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the no subsequent events are reasonably likely to impact the financial statements.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Bond Laboratories is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.bondlabs.com. The Company’s Common Stock currently trades under the symbol BNLB on the OTCQB market.

Results of Operations

Net Sales.  Revenues for the three months ended March 31, 2011 increased to $2,989,304 as compared to $2,372,663 for the three months ended March 31, 2010. Revenue for the Company’s NDS division for the three months ended March 31, 2011 increased to $2,925,044 as compared to $2,045,802 for the three months ended March 31, 2010, an increase of almost 40%. This increase was attributable to sales growth in our existing product lines at NDS, driven primarily by an expansion in the number of GNC franchise locations carrying our products, the number of products approved for sale in such locations by GNC, and the successful launch of several new products.  Notable new product introductions include ACG3 in the pre-workout category, Core Fuel in the post-workout category, and Flex Stack in the sports nutrition category. We currently market approximately 50 products to over 600 GNC franchise locations nationwide. The Company continually seeks to increase both the number of stores and number of approved products that comprise its distribution footprint, and, further, anticipates that such efforts will continue to drive increases in future revenue growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2011 increased to $1,923,767 as compared to $1,673,406 for the three months ended March 31, 2010. The increase was primarily attributable to higher sales and higher margins at the Company’s NDS division during the three month period ended March 31, 2011. Total gross margin increased to 35.6% for the three months ended March 31, 2011 from 29.4% for the three months ended March 31, 2010.  This increase was driven primarily by the strategic decision to focus on the NDS division.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2011 decreased to $584,278 as compared to $914,146 for the three months ended March 31, 2010. The decrease in general and administrative expenses is primarily attributable to cost savings related to the decision to shift the Company’s strategic focus to the NDS division.

Selling and Marketing Expenses.  Selling and marketing expenses for the three months ended March 31, 2011 increased to $307,228 as compared to $277,466 for the three months ended March 31, 2010. The increase in selling and marketing expenses is principally attributed to the implementation of aggressive new marketing and sales initiatives at the Company’s NDS division, which was offset by reduced expenses at the Company’s Fusion Premium Beverages division as a direct result of the shift in strategic focus to the NDS operations.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2011 increased to $67,479 as compared to $66,455 for the three months ended March 31, 2010.

Net Income / (Loss).  We generated a profit of $97,115 for the three months ended March 31, 2011 as compared to a loss of $555,326 for the three months ended March 31, 2010. The increase and crossover to profitability was driven by higher sales at our NDS division and reduced operating expenses throughout the Company.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.  During the year ended December 31, 2010 and after giving effect for conversions, we sold 2,850,812 shares of common stock and 125 shares of Series C Preferred Stock for aggregate gross proceeds of $1,674,000.  Of that total, $424,000 was raised in connection with the sale of common stock to investors. The Company raised an additional $1,250,000 through the private placement of Series C Preferred Stock.  These financings provided for the Company’s working capital during 2010 and, together with cash derived from operations, are expected to provide for the Company’s liquidity through at least June 30, 2011; provided, however, although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond June 30, 2011. The Company did not engage in any financing activity during the three month period ended March 31, 2011.

Cash Provided by / (Used in) Operations.  Our cash provided by operating activities for the three months ended March 31, 2011 was $141,047 as compared to cash used in operating activities of ($462,119) for the three months ended March 31, 2010. The improvement is mainly attributable to higher sales and lower operating costs during the most recent quarter.

Cash Provided by / (Used in) Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2011 was $0 as compared to $18,420 for the three months ended March 31, 2010.

Cash Provided by / (Used in) Financing Activities.  Our cash used in financing activities for the three months ended March 31, 2011 was ($47,510) as compared to ($3,855) for the three months ended March 31, 2010. The greater use is mainly attributable to accelerated principal reduction payments of the Company’s outstanding related party note, which the Company is on schedule to retire in full by the end of 2011.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2011. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

The Company submitted a formal response to the DOL on February 22, 2011, as did our former Chief Executive Officer, refuting in their entirety the conclusions drawn in the preliminary finding of the DOL. Should OSHA proceed with the complaint, we may be required to allocate substantial financial and human resources in defense of this complaint (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition. In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

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

ITEM 1A.  RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

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

Registrant Date: May 13, 2011	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 13, 2011	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)