Form 10-Q
period 2011-06-30
BOND LABORATORIES, INC.
filed 2011-08-12
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common stock, $0.01 par value	72,824,496

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED JUNE 30, 2011

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS:	June 30,	December 31,
	2011	2010

CURRENT ASSETS
Cash	$263,932	$445,662
Accounts receivables - net	1,269,186	574,616
Inventory	1,974,753	1,473,605
Prepaid expenses and other current assets	53,156	54,045
Total current assets	3,561,027	2,547,928

PROPERTY AND EQUIPMENT, net	59,866	87,208

Intangibles assets, net	1,586,489	1,696,363
Deposits	3,783	3,783
TOTAL ASSETS	$5,211,165	$4,335,282

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,124,034	$508,146
Disputed accounts payables	-	113,299
Accrued expenses and other liabilities	110,144	101,467
Note payable	98,500	194,718
Line of credit	437,089	437,089
Total current liabilities	1,769,767	1,354,719

TOTAL LIABILITIES	1,769,767	1,354,719

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock Series B, $.01 par value, 1,000 shares
authorized; 103.3 and 103.3 issued and outstanding of its
10% Perpetual Preferred with a Stated Value of $10,000 per
share with a cumulative dividend of $510,566 and $436,188
as of June 30, 2011 and December 31, 2010, respectively	510,567	436,189
Preferred stock Series C, $.01 par value, 500 shares
authorized; 125 and 125 issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	1	1
Common stock, $.01 par value, 150,000,000 shares authorized;
72,824,496 and 72,198,246 issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	728,245	721,982
Additional paid-in capital	27,179,770	27,404,593
Accumulated deficit	(24,977,185)	(25,582,201)
Total stockholders' equity	$3,441,398	$2,980,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,211,165	$4,335,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Revenue	$3,169,476	$2,027,925	$6,158,780	$4,400,588
Total	3,169,476	2,027,925	6,158,780	4,400,588

Cost of goods sold	2,042,795	1,418,655	3,966,563	3,092,061
Gross profit	1,126,681	609,270	2,192,217	1,308,527

OPERATING EXPENSES:
General and administrative	257,137	312,922	813,621	1,227,068
Selling and marketing	398,073	642,945	733,092	920,411
Depreciation and amortization	66,682	69,683	134,141	136,138
Total operating expenses	721,892	1,025,550	1,680,854	2,283,617
OPERATING INCOME / (LOSS)	404,789	(416,280)	511,363	(975,090)

OTHER (INCOME) AND EXPENSES
Interest expense	8,314	49,236	17,771	75,332
Other income	-	-	-	(30,262)
Loss on the sale of assets	1,875	-	1,875	682
Total other (income) expense	10,189	49,236	19,646	45,752

NET INCOME / (LOSS)	$394,600	$(465,516)	$491,717	$(1,020,842)

NET INCOME / ( LOSS) PER SHARE:
Basic	$0.01	$(0.01)	$0.01	$(0.02)

Diluted	$0.00	$(0.01)	$0.01	$(0.02)

Basic	72,184,607	60,440,229	72,191,427	58,319,873

Diluted	93,780,182	75,851,420	93,732,637	73,731,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	(Unaudited)
	2011	2010

Net Income / (Loss)	$491,717	$(1,020,842)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	134,141	136,138
Common stock issued / (cancelled) for services	(27,250)	67,557
Common stock issued in connection with bridge loan	-	32,826
Common stock and warrants issued / (cancelled) for services	(116,932)	(195,500)
Loss on sale of assets	1,875	682
Changes in operating assets and liabilities:
Accounts receivables	(694,569)	(10,851)
Inventory	(501,148)	423,497
Prepaid expenses	889	(37,169)
Deposits	-	4,180
Accounts payable	615,888	(373,217)
Accrued liabilities	8,677	14,908
Notes receivable affiliate	-	10,000
Net cash provided by / (used in) operating activities	(86,712)	(947,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1,200	16,472
Net cash provided by / (used in) investing activities	1,200	16,472

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of notes payable	-	172,000
Repayments of note payable	(96,218)	(4,117)
Net cash provided by / (used in) financing activities	(96,218)	167,883

INCREASE (DECREASE) IN CASH	(181,730)	(763,436)
CASH, BEGINNING OF PERIOD	445,662	1,036,213
CASH, END OF PERIOD	$263,932	$272,777

Supplemental disclosure operating activities

Cash paid for interest	$17,771	$42,506
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary, NDS. Management recently determined, based on historical and projected operating results in each of its divisions, to focus its efforts and working capital on the NDS product line, and is currently evaluating plans to maximize the value of Fusion Premium Beverages, Inc. (“Fusion Premium Beverages”), a Florida corporation and wholly owned operating division of the Company. While no assurances can be given, such plans may include the sale, spin-off, liquidation, or other disposition of the Fusion Premium Beverage division.

Bond Laboratories is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.bondlabs.com. The Company’s Common Stock currently trades under the symbol BNLB on the OTCQB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $102 related to bad debt and doubtful accounts during the quarter ended June 30, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At June 30, 2011, and December 31, 2010, the value of the Company’s inventory was $1,974,753 and $1,473,605, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in a bank located in Nebraska. The Federal Depository Insurance Corporation (FDIC) insures accounts up to $250,000.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. In the event of a loss, diluted loss per share is the same as basic loss per share, because of the effect of the additional securities, a result of the net loss would be anti-dilutive.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Finished goods	$1,687,276	$1,201,300
Components	287,477	272,305

Total	$1,974,753	$1,473,605

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Equipment	$283,692	$288,192
Accumulated depreciation	(223,826)	(200,984)
Total	$59,866	$87,208

Depreciation expense for the six months ended June 30, 2011 was $24,267 compared to $26,264 for June 30, 2010.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of June 30, 2011 and December 31, 2010:
	June 30, 2011		December 31, 2010

Amended and Restated Secured Promissory Note, dated December 1, 2010, matures December 1, 2011 at an interest rate of 10% per annum. This Note replaces the Secured Promissory Note dated September 30, 2009, which replaced the Fixed Asset Note, Component Inventory Note, Installment Note and Earn Out provision. The Company is required to make monthly payments of $17,350 each throughout 2011 in full satisfaction of the Note.		98,500	194,718

Revolving Line of Credit of $1,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010 and further amended May 25, 2011, at an interest rate of 3.5% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The Line of Credit matures May 15, 2012 and is secured by all of the receivables and inventory of NDS Nutrition Products, Inc. The Company pays interest only on this Line of Credit		437,089	437,089

Total of notes payable and advances		535,589	631,807
Less current portion		(535,589)	(631,807)

Long-term portion	$		$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The Company does not have a commitment and contingency liability.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company currently has a note payable for the asset purchase of NDS Nutritional Products, Inc. for $98,500 as of June 30, 2011. The note payable was recorded as note payable-affiliate in the Company's financial statements for the year ended December 31, 2010, but has been reclassified in the quarter ended June 30, 2011 since the holder of such note ceased being an affiliate in 2009.

The Company paid Burnham Hill Advisors LLC ("BHA") $42,500 during the quarter ended June 30, 2011 for advisory and consulting fees pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated as of August 20, 2010, as amended on September 15, 2010, November 18, 2010 and May 15, 2011.  Mr. Michael Abrams, the Company’s Interim Chief Financial Officer, is an employee of BHA. The fees paid BHA include the services provided by Mr. Abrams to the Company in his capacity of Interim CFO.

NOTE 9 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator, as well as the weighted average number of shares of Series C Convertible Preferred Stock on an as converted basis. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended June 30, 2011 included 72,184,607 shares of common stock, 5,000,000 shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock at $0.25 per share, 16,367,797 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 227,778 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended June 30, 2011 and 2010.

	June 30,	June 30,
	2011	2010

Income / (Losses) available for common shareholders	394,600	(465,516)

Basic weighted average common shares outstanding	72,184,607	60,440,229
Basic income / (loss) per share	0.01	(0.01)

Diluted weighted average common shares outstanding	93,780,182	60,440,229
Diluted income / (loss) per share	0.00	(0.01)

Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 72,824,496 common shares were issued and outstanding as of June 30, 2011. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 0 shares were issued and outstanding as of June 30, 2011. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, of which 103.3 were issued and outstanding as of June 30, 2011. The Company recorded an accumulated dividend of $510,567 as of June 30, 2011, which was recorded against the par value of the 10% Cumulative Perpetual Series B Preferred Stock and Additional Paid in Capital. The outstanding 10% Cumulative Perpetual Series B Preferred Stock has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, of which 125 shares were issued and outstanding as of June 30, 2011. The Series C Convertible Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of June 30, 2011, 500,000 options to purchase common stock of the Company were issued and outstanding, all of which had an exercise price equal to $0.10 per share.

Warrants

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The Black Scholes option-pricing model was the best determinable value of the warrants that the Company “knew up front” when issuing the warrants in accordance with Topic 505. Other than as expressly noted below, the warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model; provided, however, that in determining volatility the Company utilized the lesser of the 90-day volatility as reported by Bloomberg or other such nationally recognized provider of financial markets data and 40.0%.

As of June 30, 2011, 15,999,832 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
175,864	$0.770	12/31/09	12/31/14	No
3,699,040	$0.750	09/30/09	10/01/12	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
50,000	$0.500	11/01/09	11/01/12	No
65,000	$0.500	12/21/09	12/21/12	No
1,050,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
142,593	$0.360	05/14/10	05/14/15	Yes
60,000	$0.350	07/01/09	07/01/12	No
175,000	$0.350	08/20/09	08/20/14	No
2,311,875	$0.350	09/01/09	09/01/12	No
50,000	$0.350	11/01/09	11/01/12	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
15,999,832

	Expected Dividend Yield		0.0%
	Volatility		40.0%
	Weighted average risk free interest rate		0.6%
	Weighted average expected life (in years)		2.2

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended June 30, 2011 the Company i) issued 265,000 shares of common stock to consultants and recorded an expense of $21,200 for the fair value of services rendered, and ii) cancelled 455,000 shares of common stock issued to consultants in prior period(s) and reversed the previously recorded expense of $113,750. During the quarter ended June 30, 2011, the Company issued employees and management a total of 816,250 shares of common stock and options to purchase 500,000 shares of common stock at a price of $0.10 per share, for which it recorded an expense of $65,300 and $18,792, respectively. Finally, during the same period, the Company also cancelled warrants to purchase 487,013 shares of common stock previously issued to management at an exercise price of $0.77 per share and reversed the previously recorded expense of $135,724.

NOTE 11 - INCOME TAXES

The Company restored a portion of its valuation allowance for deferred tax assets of  $125,000  for the quarter ended June 30, 2011, based on the Company’s expected utilization of federal and state net operating loss carryforwards “NOL’s”.   The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”). The Company has maintained a valuation 100% allowance for the remaining deferred tax asset related to these NOL’s until it has completed its study of the effect of Section 382 on the utilization of these NOLS, although the Company expects utilization of at least a portion of these NOL’s.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management maintains a full valuation allowance as of June 30, 2011 based on both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard. As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of June 30, 2011. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.

The Company has no significant unrecognized tax benefits.

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

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS. Management recently determined, based on historical and projected operating results in each of its divisions, to focus its efforts and working capital on the NDS product line, and is currently evaluating plans to maximize the value of Fusion Premium Beverages, Inc. (“Fusion Premium Beverages”), a Florida corporation and wholly owned operating division of the Company. While no assurances can be given, such plans may include the sale, spin-off, liquidation, or other disposition of the Fusion Premium Beverage division.

Bond Laboratories is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.bondlabs.com. The Company’s Common Stock currently trades under the symbol BNLB on the OTCQB market.

Results of Operations

Net Sales.  Revenues for the three months ended June 30, 2011 increased to $3,169,476 as compared to $2,027,925 for the three months ended June 30, 2010. Revenues for the six months ended June 30, 2011 increased to $6,158,780 as compared to $4,400,588 for the six months ended June 30, 2010. This increase was attributable to sales growth in our existing product lines at NDS, driven primarily by an expansion in the number of GNC franchise locations carrying our products, the number of products approved for sale in such locations by GNC, and the successful launch of several new products during the applicable period including Cardio Cuts and Intensify Xtreme. We currently market approximately 50 products to over 600 GNC franchise locations nationwide. The Company continually seeks to increase both the number of stores and number of approved products that comprise its distribution footprint and, while no assurances can be give, anticipates that such efforts will continue to drive future revenue growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2011 increased to $2,042,795 as compared to $1,418,655 for the three months ended June 30, 2010. Cost of goods sold for the six months ended June 30, 2011 increased to $3,966,563 as compared to $3,092,061 for the six months ended June 30, 2010. The increase was primarily attributable to higher sales volumes at the Company’s NDS division during the three month and six month period ended June 30, 2011. Total gross margin increased to 35.5% for the three months ended June 30, 2011 from 30.0% for the three months ended June 30, 2010.  This increase was driven primarily by the strategic decision to focus on the higher margin NDS products, and related cost savings achieved by discontinuing sales of products at the Fusion Premium Beverages division.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2011 decreased to $257,137 as compared to $312,922 for the three months ended June 30, 2010. General and administrative expense for the six months ended June 30, 2011 decreased to $813,621 as compared to $1,227,068 for the six months ended June 30, 2010. The decrease in general and administrative expense is primarily attributable to cost savings related to the decision to discontinue sales of products at the Fusion Premium Beverages division and focus on the NDS division.  This decision resulted in substantially lower legal, accounting, insurance, personnel and related costs during the three and six months ended June 30, 2011 compared to the same periods last year.  In addition, the Company continued to benefit during the most recently completed quarter from ongoing cost management and efficiency maximization initiatives.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2011 decreased to $398,073 as compared to $642,945 for the three months ended June 30, 2010. Selling and marketing expense for the six months ended June 30, 2011 decreased to $733,092 as compared to $920,411 for the six months ended June 30, 2010. The decrease in selling and marketing expense is principally attributed to the Company’s decision to shift its strategic focus exclusively to the NDS division.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2011 decreased to $66,682 as compared to $69,683 for the three months ended June 30, 2010.  Depreciation and amortization for the six months ended June 30, 2011 decreased to $134,141 as compared to $136,138 for the six months ended June 30, 2010.

Net Income / (Loss).  We generated a profit of $394,600 for the three months ended June 30, 2011 as compared to a loss of $(465,516) for the three months ended June 30, 2010. We generated a profit of $491,717 for the six months ended June 30, 2011 as compared to a loss of $(1,020,842) for the six months ended June 30, 2010. The increase and crossover to profitability was driven by substantially increased sales at our NDS division and reduced operating expenses throughout the Company, resulting principally from the decision to discontinue sales of products at the Fusion Premium Beverages division.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.  The Company did not engage in any financing activities during the six month period ended June 30, 2011. Together with anticipated cash derived from operations, our existing cash resources are expected to provide for the Company’s liquidity through at least December 31, 2011. Although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond December 31, 2011.  In the event the Company fails to generate positive cash flow from its operations, it may be required to seek additional financing.

Cash Provided by / (Used in) Operations.  Our cash used in operating activities for the six months ended June 30, 2011 was $(86,712) as compared to cash used in operating activities of ($947,791) for the six months ended June 30, 2010. The improvement is mainly attributable to higher sales and lower operating costs during the most recent six month period in which we posted positive net income.

Cash Provided by / (Used in) Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2011 was $1,200 as compared to $16,472 for the six months ended June 30, 2010.

Cash Provided by / (Used in) Financing Activities.  Our cash used in financing activities for the six months ended June 30, 2011 was $(96,218) as compared to cash provided by financing activities of $167,883 for the six months ended June 30, 2010. The difference is mainly attributable to the gross proceeds received by us in connection with the debt financing during the six month period ended June 30, 2010.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2011. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2011.

ITEM 5.     OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.     EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: August 12, 2011	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 12, 2011	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)