Form 10-Q
period 2011-09-30
BOND LABORATORIES, INC.
filed 2011-11-10
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common stock, $0.01 par value	74,171,996

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS:

CURRENT ASSETS
Cash	$299,163	$445,662
Accounts receivables - net	1,152,238	574,616
Inventory	1,954,286	1,473,605
Prepaid expenses and other current assets	25,944	54,045
Total current assets	3,431,631	2,547,928

PROPERTY AND EQUIPMENT, net	48,240	87,208

Intangibles assets, net	1,531,552	1,696,363
Deposits	3,783	3,783
TOTAL ASSETS	$5,015,206	$4,335,282

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$750,802	$508,146
Disputed accounts payables	-	113,299
Accrued expenses and other liabilities	120,040	101,467
Note payable	48,565	194,718
Line of Credit	437,089	437,089
Total current liabilities	1,356,496	1,354,719

TOTAL LIABILITIES	1,356,496	1,354,719

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Series B Preferred Stock, $.01 par value, 1,000 shares authorized; 103.3 and 103.3 issued and outstanding with a stated value of $10,000 per share with a cumulative dividend of $549,155 and $436,188 as of September 30, 2011 and December 31, 2010, respectively	549,156	436,189
Series C Preferred Stock, $.01 par value, 500 shares authorized; 125 and 125 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1	1
Common Stock, $.01 par value, 150,000,000 shares authorized; 74,171,996 and 72,198,246 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	741,720	721,982
Additional paid-in capital	27,054,447	27,404,593
Accumulated deficit	(24,686,614)	(25,582,201)
Total stockholders' equity	$3,658,711	$2,980,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,015,206	$4,335,282

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Revenue	$3,219,792	$2,041,831	$9,378,573	$6,442,419
Total	3,219,792	2,041,831	9,378,573	6,442,419

Cost of Goods Sold	2,021,204	1,492,457	5,987,768	4,584,518
Gross Profit	1,198,588	549,374	3,390,805	1,857,901

OPERATING EXPENSES:
General and administrative	332,932	570,154	1,146,550	1,797,222
Selling and marketing	501,316	454,903	1,234,408	1,375,314
Depreciation and amortization	66,561	69,451	200,704	205,589
Total operating expenses	900,809	1,094,508	2,581,662	3,378,125
OPERATING INCOME / (LOSS)	297,779	(545,134)	809,143	(1,520,224)

OTHER (INCOME) AND EXPENSES
Interest expense	7,208	14,680	24,980	90,012
Other income	-	-	-	(30,262)
Loss on the sale of assets	-	-	1,875	682
Total other (income) expense	7,208	14,680	26,855	60,432

NET INCOME / (LOSS)	$290,571	$(559,814)	$782,288	$(1,580,656)

NET INCOME / ( LOSS) PER SHARE:
Basic	$0.00	$(0.01)	$0.01	$(0.02)

Diluted	$0.00	$(0.01)	$0.01	$(0.02)

Basic	73,346,579	63,269,263	72,576,477	63,269,263

Diluted	94,443,009	63,269,263	93,969,427	63,269,263

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	(Unaudited)
	2011	2010

Net Income / (Loss)	$782,288	$(1,580,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,704	205,589
Common stock issued / (cancelled) for services	81,101	66,297
Common stock issued in connection with bridge loan	-	34,086
Common stock and warrants issued / (cancelled) for services	(298,540)	(195,500)
Loss on sale of assets	1,875	682
Changes in operating assets and liabilities:
Accounts receivables	(577,622)	(54,330)
Inventory	(480,682)	605,049
Prepaid expenses	28,101	(63,866)
Deposits	-	4,180
Accounts payable	242,656	(110,908)
Accrued liabilities	18,573	(650)
Notes receivable affiliate	-	10,000
Net cash provided by / (used in) operating activities	(1,546)	(1,080,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1,200	16,224
Net cash provided by / (used in) investing activities	1,200	16,224

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of notes payable	-	424,000
Repayments of note payable	(146,153)	(182,763)
Net cash provided by / (used in) financing activities	(146,153)	241,237

INCREASE (DECREASE) IN CASH	(146,499)	(822,566)
CASH, BEGINNING OF PERIOD	445,662	1,036,213
CASH, END OF PERIOD	$299,163	$213,647

Supplemental disclosure operating activities

Cash paid for interest	$24,980	$90,012

The accompanying notes are an integral part of these condensed consolidated financial statements

BOND LABORATORIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary, NDS. Management recently determined, based on historical and projected operating results in each of its divisions, to focus its efforts and working capital on the NDS product line, and continues to evaluate plans to maximize the value of Fusion Premium Beverages, Inc. (“Fusion Premium Beverages”), a Florida corporation and wholly owned operating division of the Company. While no assurances can be given, such plans may include the sale, spin-off, liquidation, or other disposition of the Fusion Premium Beverage division.

Bond Laboratories is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.bond-labs.com. The Company’s Common Stock currently trades under the symbol BNLB on the OTCQB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $4,039 related to bad debt and doubtful accounts during the quarter ended September 30, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At September 30, 2011, and December 31, 2010, the value of the Company’s inventory was $1,954,287 and $1,473,605, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Finished goods	$1,695,295	$1,201,300
Components	258,992	272,305
Total	$1,954,287	$1,473,605

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Equipment	$283,692	$288,192
Accumulated depreciation	(235,452)	(200,984)
Total	$48,240	$87,208

Depreciation and amortization expense for the nine months ended September 30, 2011 was $200,704 compared to $205,589 for September 30, 2010, while depreciation expense for the nine months ended September 30, 2011 was $35,983 compared to $40,777 for September 30, 2010.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Amended and Restated Secured Promissory Note, dated December 1, 2010, maturing December 1, 2011 and payable at an interest rate of 10% per annum. This Note replaces the Secured Promissory Note dated September 30, 2009, which replaced the Fixed Asset Note, Component Inventory Note, Installment Note and Earn Out provision. The Company is required to make monthly payments of $17,350 each throughout 2011 in full satisfaction of the Note.	48,565		194,718

Revolving Line of Credit of $1,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010 and further amended May 25, 2011, at an interest rate of 3.5% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The Line of Credit matures May 15, 2012 and is secured by all of the receivables and inventory of NDS Nutrition Products, Inc. The Company pays interest only on this Line of Credit	437,089		437,089

Total of notes payable and advances	485,654		631,807
Less current portion	(485,654)		(631,807)

Long-term portion		$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants. However, certain of these agreements included additional compensation on the basis of performance.  The Company does not have a commitment and contingency liability associated with these agreements.

In connection with the pending litigation with Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008, the U.S. Department of Labor, Occupational Safety and Health Administration (“OSHA”), on September 14, 2011, notified the Company regarding its findings (the "OSHA Order").  In the OSHA Order, the Secretary of Labor, acting through OSHA, found that there was reasonable cause to conclude that the Company, and its former Chief Executive Officer, Scott Landow, violated the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002 (the “OSHA Matter”).

In its findings, OSHA ordered that the Company, among other things, pay Mr. Schick certain compensatory and other damages, and reinstate Mr. Schick as the Company's President. The Company has filed an objection to the OSHA Order and has requested a formal hearing before an Administrative Law Judge ("ALJ") for the DOL, as the Company believes, among other errors in the OSHA Order, that the OSHA Order misstates certain material facts in connection with OSHA's findings that, if presented in accordance with the administrative procedures that govern formal proceedings before the DOL, may result in different findings. While the Company intends to vigorously defend against the OSHA Matter, the ultimate outcome cannot be determined at this time, nor can the costs and expenses that are anticipated to be incurred.  The Company nevertheless currently anticipates that the costs and expenses associated with defending the OSHA Matter will be material, and will be expensed in the period incurred.  In the event of an ultimate finding in favor of Mr. Schick on his allegations, or a settlement of the OSHA Matter, our financial condition will be adversely affected.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company currently has a note payable for the asset purchase of NDS Nutritional Products, Inc. for $48,565 as of September 30, 2011. The note payable was recorded as note payable-affiliate in the Company's financial statements for the year ended December 31, 2010, but was subsequently reclassified since the holder of such note ceased being an affiliate in 2009.

The Company paid Burnham Hill Advisors LLC ("BHA") $45,000 during the quarter ended September 30, 2011 for advisory and consulting fees pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated August 25, 2011.  Mr. Michael Abrams, the Company’s Interim Chief Financial Officer, is an employee of BHA. The fees paid BHA include the services provided by Mr. Abrams to the Company in his capacity of Interim CFO.

NOTE 9 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator, as well as the weighted average number of shares of Series C Convertible Preferred Stock on a converted basis. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended September 30, 2011 included 73,346,579 shares of common stock, 5,000,000 shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock at $0.25 per share, 15,596,429 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants (all of which are presently out of the money), and 500,000 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended September 30, 2011 and 2010.

	September 30,	September 30,
	2011	2010

Income / (Losses) available for common shareholders	290,571	(559,814)

Basic weighted average common shares outstanding	73,346,579	62,206,606
Basic income / (loss) per share	0.00	(0.01)

Diluted weighted average common shares outstanding	94,443,009	62,206,606
Diluted income / (loss) per share	0.00	(0.01)

Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 74,171,996 common shares were issued and outstanding as of September 30, 2011. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 0 shares were issued and outstanding as of September 30, 2011. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, of which 103.3 were issued and outstanding as of September 30, 2011. The Company recorded an accumulated dividend of $549,155 as of September 30, 2011, which was recorded against the par value of the 10% Cumulative Perpetual Series B Preferred Stock and Additional Paid in Capital. The outstanding 10% Cumulative Perpetual Series B Preferred Stock has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, of which 125 shares were issued and outstanding as of September 30, 2011. The Series C Convertible Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of September 30, 2011, 500,000 options to purchase common stock of the Company were issued and outstanding, all of which had an exercise price equal to $0.10 per share.

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

As of September 30, 2011, 15,018,582 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
175,864	$0.770	12/31/09	12/31/14	No
3,511,540	$0.750	09/30/09	10/01/12	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
50,000	$0.500	11/01/09	11/01/12	No
65,000	$0.500	12/21/09	12/21/12	No
350,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
142,593	$0.360	05/14/10	05/14/15	Yes
60,000	$0.350	07/01/09	07/01/12	No
175,000	$0.350	08/20/09	08/20/14	No
2,218,125	$0.350	09/01/09	09/01/12	No
50,000	$0.350	11/01/09	11/01/12	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
15,018,582

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.2%
Weighted average expected life (in years)	1.9

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended September 30, 2011 the Company (i) issued 985,000 shares of common stock for services and recorded an expense of $108,350 for the fair value of services rendered; (ii) cancelled 981,250 warrants issued in prior period(s) and reversed $181,609, which equaled the fair value of such instruments as of their original issuance date (as amended); (iii) cancelled 87,500 shares issued in error to a single shareholder in connection with a previous private placement from 2009; and (iv) issued 450,000 shares to a single investor which should have been issued in connection with previous private placements from 2005 and 2009.

NOTE 11 - INCOME TAXES

The Company restored a portion of its valuation allowance for deferred tax assets of $308,000 for the quarter ended September 30, 2011, based on the Company’s expected utilization of federal and state net operating loss carryforwards NOLs.   The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”). The Company has maintained a valuation 100% allowance for the remaining deferred tax asset related to these NOL’s until it has completed its study of the effect of Section 382 on the utilization of these NOLs, although the Company expects utilization of at least a portion of these NOLs.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management maintains a full valuation allowance as of September 30, 2011 based on both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard. As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of September 30, 2011. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.

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

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS. Management recently determined, based on historical and projected operating results in each of its divisions, to focus its efforts and working capital on the NDS product line, and continues to evaluate plans to maximize the value of Fusion Premium Beverages, Inc. (“Fusion Premium Beverages”), a Florida corporation and wholly owned operating division of the Company. While no assurances can be given, such plans may include the sale, spin-off, liquidation, or other disposition of the Fusion Premium Beverage division.

Bond Laboratories is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.bond-labs.com. The Company’s Common Stock currently trades under the symbol BNLB on the OTCQB market.

Results of Operations

Net Sales.  Revenues for the three months ended September 30, 2011 increased to $3,219,792 as compared to $2,041,831 for the three months ended September 30, 2010. Revenues for the nine months ended September 30, 2011 increased to $9,378,573 as compared to $6,442,419 for the nine months ended September 30, 2010. This increase was attributable to sales growth in our existing product lines at NDS, driven primarily by an expansion in the number of GNC franchise locations carrying our products, the number of products approved for sale in such locations by GNC, and the successful launch of several new products during the three and nine month period.   We currently market more than 50 products to over 800 GNC franchise locations nationwide, compared to approximately 50 products to 600 GNC franchise locations nationwide during the comparable period last year. The Company continually seeks to increase both the number of stores and number of approved products that comprise its distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2011 increased to $2,021,204 as compared to $1,492,457 for the three months ended September 30, 2010. Cost of goods sold for the nine months ended September 30, 2011 increased to $5,987,768 as compared to $4,584,518 for the nine months ended September 30, 2010. The increase was primarily attributable to higher revenue experienced during the reporting periods; however, total gross margin increased to 37.2% and 36.2% for the three and nine months ended September 30, 2011 from 26.9% and 28.8% for the three and nine months ended September 30, 2010, driven primarily by the strategic decision to focus on higher margin NDS products, and related cost savings achieved by discontinuing sales of products at the Fusion Premium Beverages division.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2011 decreased to $332,932 as compared to $570,154 for the three months ended September 30, 2010. General and administrative expense for the nine months ended September 30, 2011 decreased to $1,146,550 as compared to $1,797,222 for the nine months ended September 30, 2010. The decrease in general and administrative expense is primarily attributable to our decision to focus operations on the NDS product line, which resulted in substantially lower legal, personnel and other related costs of the Fusion Premium Beverages division during the three and nine months ended September 30, 2011 compared to the same periods last year.  In addition, the Company continued to benefit during the most recently completed quarter from ongoing cost management and efficiency maximization initiatives.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2011 increased to $501,316 as compared to $454,903 for the three months ended September 30, 2010. Selling and marketing expense for the nine months ended September 30, 2011 decreased to $1,234,408 as compared to $1,375,314 for the nine months ended September 30, 2010.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2011 decreased to $66,561 as compared to $69,451 for the three months ended September 30, 2010.  Depreciation and amortization for the nine months ended September 30, 2011 decreased to $200,704 as compared to $205,589 for the nine months ended September 30, 2010.

Net Income / (Loss).  We generated a profit of $290,571 for the three months ended September 30, 2011 as compared to a loss of $(559,814) for the three months ended September 30, 2010. We generated a profit of $782,288 for the nine months ended September 30, 2011 as compared to a loss of $(1,580,656) for the nine months ended September 30, 2010. The increase and crossover to profitability was driven by substantially increased sales at our NDS division and reduced operating expenses throughout the Company, resulting principally from the decision to discontinue sales of products at the Fusion Premium Beverages division.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the nine month period ended September 30, 2011. Together with anticipated cash derived from operations, our existing cash resources are expected to provide for the Company’s liquidity through at least December 31, 2011. Although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond December 31, 2011; however, cash required to finance the Company’s litigation in connection with, and ultimately resolve, the Schick matter, as discussed in Note 7 below, will negatively impact our cash flow from operations in subsequent quarters. In the event the Company fails to generate positive cash flow from its operations, it may be required to seek additional financing.

Cash Provided by / (Used in) Operations.  Our cash used in operating activities for the nine months ended September 30, 2011 was $(1,546) as compared to cash used in operating activities of $(1,080,027) for the nine months ended September 30, 2010. The improvement is mainly attributable to our cross over to profitability.

Cash Provided by / (Used in) Investing Activities.  Cash provided by investing activities for the nine months ended September 30, 2011 was $1,200 as compared to $16,224 for the nine months ended September 30, 2010.

Cash Provided by / (Used in) Financing Activities.  Our cash used in financing activities for the nine months ended September 30, 2011 was $146,153 as compared to cash provided by financing activities of $241,237 for the nine months ended September 30, 2010. The difference is mainly attributable to the fact that we did not raise capital during the nine month period ended September 30, 2011.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2011. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

The Company submitted a formal response to the DOL on February 22, 2011, as did our former Chief Executive Officer, refuting in their entirety the conclusions drawn in the preliminary finding of the DOL. On September 14, 2011, the Company received a formal letter from OSHA notifying the Company regarding its findings (the "OSHA Order").  In the OSHA Order, the Secretary of Labor, acting through OSHA, found that there was reasonable cause to conclude that the Company, and its former Chief Executive Officer, Scott Landow, violated the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002.

In its findings, OSHA ordered that the Company, among other things, pay Mr. Schick certain compensatory and other damages, and reinstate Mr. Schick to the position of President. The Company has filed an objection to the OSHA Order and has requested a formal hearing before an Administrative Law Judge ("ALJ") for the DOL, as the Company believes, among other errors in the OSHA Order, that the OSHA Order misstates certain material facts in connection with OSHA's findings that, if presented in accordance with the administrative procedures that govern formal proceedings before the DOL, may result in different findings. The Company has also appealed the OSHA Order reinstating Mr. Schick to the position of President.  In the event of an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2011.

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

Registrant Date: November 10, 2011	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 10, 2011	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)