Form 10-K
period 2011-12-31
BOND LABORATORIES, INC.
filed 2012-04-13
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  0-25474

Bond Laboratories, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
State of Incorporation	IRS Employer Identification No.

4509 S 143rd Street, Suite 1, Omaha, Nebraska 68137
(Address of principal executive offices)

 (402) 333-5260
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

(Check one):
Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated filer Smaller reporting company	☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $4,737,045.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 10, 2012, there were 74,299,003 shares of common stock, $0.01 par value per share, issued and outstanding.

Documents Incorporated By Reference - None

Bond Laboratories, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 and 2010

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

ITEM 1.  BUSINESS

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

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports performance, weight loss and general nutrition products that are currently marketed and sold nationally through NDS, the Company’s wholly-owned subsidiary.  NDS currently markets approximately 50 different products to over 800 GNC franchise locations across the United States, which are distributed through either the Company’s direct distribution system or GNC’s distribution system. A complete product list is available on our website at www.ndsnutrition.com. Key brands include:

■	Professional Muscular Development, a comprehensive line of sports nutrition products, examples include Pump Fuel, ACG3 and Core Fuel;
■	A complete suite of products that support weight loss and increased metabolism: examples include Embrace Extreme, Lipo Rush, and Cardio Cuts; and
■	Doctor Health, a diverse line of products that promote general health and well-being, examples include Dr. Detox, Dr. Cholesterol and Dr. Joints.

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

New Product Identification

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 12 new products during the year ended December 31, 2011. Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

The Company principally distributes its sports performance, weight loss and general nutrition products through over 800 GNC franchise locations located throughout the United States through both an independent warehouse as well as GNC’s centralized warehouse system for franchisees. Each GNC franchisee represents a discrete customer for the Company. As of December 31, 2011, the Company distributed products to more than 350  franchisee customers, operating between one and 17 independently owned franchise locations each. While, for the year ended December 31, 2011, sales to GNC franchises represented approximately 95.9% of the total sales of the Company, no single customer represented more than 7% of such amount. The remaining 4.1% of sales were attributable to other distribution channels including online sales through the Company-owned website located at www.ndsnutrition.com, sales from our discontinued Fusion Premium Beverages division, and sales of its Core Active Nutrition Products.

We are currently focusing our sales and marketing efforts to expand sales to additional GNC franchise locations both domestically and internationally, as well as developing a broader retail presence for our Core Active Nutrition Products.  Management believes that substantial growth opportunities exist to increase revenue with GNC, since the Company is currently only selling to approximately 800 franchise locations out of more than 2,600 total franchise locations, of which approximately 900 are domestic. In addition to the above, GNC operates approximately another 5,000 corporate-owned stores domestically.

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

Several of the Company’s products contain methylhexanamine (“DMAA”), which has been extensively marketed as a pre-workout sports supplement.  It has been reported that DMAA has potential side effects, including headache, nausea, and stroke.  At least one distributor of DMAA has been named in a class action lawsuit over DMAA’s safety.  While the Company believes that DMAA is safe in the quantities included in its products, until further studies are conducted, no assurances can be given.

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

On August 25, 2007 the FDA adopted the final regulations for large manufactures of a standard originally proposed in March 2003 of the current Good Manufacturing Practices guidelines (“cGMPs”) for the manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. The new regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture and are intended to ensure that products are accurately labeled and don’t contain adulterants and contaminants. While the rule allowed for medium and small manufacturers to have until 2010 and 2011, respectively, to comply with the cGMPs, most of our contract manufacturers did not qualify as small or medium. As a result, many of our contract manufacturers began following the proposed cGMPs or even pharmaceutical cGMPs well before the final rule was published. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs.

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

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. We already have an internal adverse event reporting system that has been in place for several years. In December 2008 the FDA submitted Guidance for implementing the regulations for comment, this guidance, when finalized, will represent the current thinking of the Food and Drug Administration on this topic, which we would intend to fully comply with at such time.

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

Employees

We had 11 full-time employees and one part-time employee as of December 31, 2011. We consider our employee relations to be good. In addition to the above, the Company retains consultants for certain services on an as needed basis.

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

We have incurred losses in the past and there can be no assurance that we will achieve profitability in the future.

While we achieved positive net income for the year ended December 31, 2011, we had net losses for the year ending December 31, 2010 of $3,178,031.  There can be no assurance we will continue to achieve positive net income. At December 31, 2011 and December 31, 2010, we had an accumulated deficit of $(25,138,999) and $(25,582,201), respectively.  We may require additional capital to execute our business and marketing plan, or in the event of an adverse result in our currently pending litigation.  Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.  If we are not able to achieve positive cash flow from operations and we are otherwise unable to obtain additional financing, we may be unable to continue our operations.

We may need to raise additional funds to fund operations or in the event of an adverse result in pending litigation, which cannot be assured and would result in dilution to the existing shareholders.

To date, our operating funds have been provided primarily from sales of our common stock, preferred stock and, to a lesser degree, cash flow provided by sales of our products. While we generated $104,846 of cash from operations in the year ended December 31, 2011, no assurances can be given that we will not need additional working capital in the future.  If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely continue to be adversely affected. Further, if we are not successful in resolving pending litigation against us, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

Any adverse result in pending litigation will have a material adverse effect on the Company.

On February 19, 2009, we received a letter from the U.S. Department of Labor (“DOL”), Occupational Safe and Health Administration ("OSHA"), notifying us that a complaint had been filed by Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008.  On January 19, 2011, OSHA delivered its preliminary report determining that there was reasonable cause to believe that the Company and our former Chief Executive Officer violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act, and that the reinstatement of our former President was warranted.  On February 3, 2012, the DOL’s Office of Administrative Law Judge issued on order denying the Company’s motion to stay OSHA’s preliminary order of reinstatement, thereby ordering reinstatement of Schick to the position of President.  While the Company is appealing the DOL’s order, in the event the Company is not successful, the Company could be harmed.

OSHA has made a preliminary assessment of damages, which it estimates at approximately $440,000; however, the damages alleged by Mr. Schick substantially exceed this amount.  The Company intends to vigorously defend against the complaint, which defense will require substantial financial and human resources (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition.  In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties.

We established a litigation reserve of $250,000 in connection with the pending complaint as of December 31, 2011 in anticipation of further litigation and potential settlement costs associated with resolving such matter. In the event there is an ultimate finding in favor of Mr. Schick, the ultimate impact on our financial statements may exceed the amount of the reserve, and such amount may be material.  Any such finding could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

We are currently dependent on sales to GNC franchisees for 95.9% of our total sales.

We currently have a purchasing agreement with GNC that provides terms and conditions for the sale of product to GNC franchisees.  Sales to GNC franchises during the year ended December 31, 2011 were $11,593,749, representing 95.9% of total sales.  GNC’s franchisees are not required to purchase product from the Company.  In the event GNC franchisees cease purchasing products from the Company, or otherwise reduce their purchases, the Company’s total revenues would be negatively impacted, and such impact would be material.

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

Several of the Company’s products contain methylhexanamine (“DMAA”), which has been extensively marketed as a pre-workout sports supplement.  It has been reported that DMAA has potential side effects, including headache, nausea, and stoke.  At least one distributor of DMAA has been named in a class action lawsuit over DMAA’s safety.  While the Company believes that DMAA is safe in the quantities included in its products, until further studies are conducted, no assurances can be given.

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

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the bid price of our common stock has ranged from a high $0.16 to a low of $0.07 during the period commencing January 1, 2011 and ending December 31, 2011. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of Series A preferred stock, par value $0.01 per share, 1,000 shares of Series B preferred stock, par value $0.01 per share, and 500 shares of Series C preferred stock par value $0.01 per share (the “Preferred Stock”) without shareholder approval and on terms established by our directors. We have no existing plans to issue any additional shares of preferred stock. However, the rights and preferences of any such class or series of Preferred Stock, were we to issue it, would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

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

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company is headquartered in Omaha, NE and maintains a lease at a cost of $4,051 per month. The Company also maintained a lease in Dallas, Texas during 2011 at a cost of $1,000 per month.  The Dallas lease, which is comprised of a small warehouse for inventory storage and management, began in May of 2009 and continued through March 2011.

Summary monthly lease information for 2011 and 2010 is provided as follows:

	Omaha	Dallas (1)	Total
2010	$3,859	$1,000	$4,859
2011	$4,051	$1,000	$5,051

(1)	Commenced May 2009 and terminated March 2011.

ITEM 3.  LEGAL PROCEEDINGS

OSHA Matter

On February 19, 2009, we received a letter from the U.S. Department of Labor (“DOL”), Occupational Safe and Health Administration ("OSHA"), notifying us that a complaint had been filed by Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008.  On January 19, 2011, OSHA delivered its preliminary report determining that there was reasonable cause to believe that the Company and our former Chief Executive Officer violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act, and that the reinstatement of our former President was warranted.  On February 3, 2012, the DOL’s Office of Administrative Law Judge issued on order denying the Company’s motion to stay OSHA’s preliminary order of reinstatement, thereby ordering reinstatement of Schick to the position of President.  While the Company is appealing the DOL’s order, in the event the Company is not successful, the Company could be harmed.

OSHA has made a preliminary assessment of damages, which it estimates at approximately $440,000; however, the damages alleged by Mr. Schick substantially exceed this amount.  The Company intends to vigorously defend against the complaint, which defense will require substantial financial and human resources (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition.  In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

CycloBolan Matter

On October 7, 2010, we received notification of an action filed against Infinite Labs LLC (Infinite Labs was a product line previously marketed by NDS, which was sold and/or otherwise discontinued by the Company in September 2009) alleging numerous physical and psychological injuries by an individual in connection with his ingestion of CycloBolan, a supplement manufactured by NDS. The parties are still engaged in written discovery and no depositions have been noticed to date.  At this time, the Company believes it is impossible to currently evaluate the likelihood of any outcome or potential loss, if any. The plaintiff sought initial damages of $500,000. The lawsuit was tendered to the Company’s insurance carrier, which has assumed the defense of the case at no cost to the Company. Management currently believes the overall risk to the Company in connection with this matter is minimal.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Bond common stock is traded in the over-the-counter market, and quoted on the OTCQB market under the symbol BNLB.

At December 31, 2011, there were 74,171,996 shares of common stock of Bond outstanding and there were approximately 230 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bond’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2011
First Quarter (January - March 2011)	$0.16	$0.10
Second Quarter (April - June 2011)	$0.12	$0.08
Third Quarter (July - September 2011)	$0.16	$0.09
Fourth Quarter (October - December 2011)	$0.12	$0.07

Fiscal Year 2010
First Quarter (January - March 2010)	$0.78	$0.40
Second Quarter (April - June 2010)	$0.49	$0.33
Third Quarter (July - September 2010)	$0.39	$0.20
Fourth Quarter (October - December 2010)	$0.24	$0.11

On April 10, 2012, the closing bid price of our common stock was $0.09.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2011. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bond’s Transfer Agent and Registrar for the common stock is Colonial Stock & Transfer located in Salt Lake City, Utah.

Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: On December 7, 2007, the board of directors authorized a 2-for-1 forward split, which was affected on January 8, 2008.  This forward split is reflected in the statement of shareholder’s equity for December 31, 2007 as an increase in common stock of 9,067,225.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $8,924 and $29,261 (which included an offset of $7,975 from an established reserve account) related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2011 and 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2011, the value of the Company’s inventory was $1,877,282 and at December 31, 2010, the value of the Company’s inventory was $1,473,605.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, “Long-Lived Assets,” such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2011, Compared to Fiscal Year Ended December 31, 2010

Revenue increased to $12,091,611 for the year ended December 31, 2011 from $8,148,053 for the year ended December 31, 2010.  The $3,943,558 increase is principally attributable to an increase in the number of GNC franchise locations offering our products, increased average sales volume per each location, as well as the addition of new products during the year ended December 31, 2011.  Results from operations also included revenue of $12,569 and $510,397 for the fiscal years ended December 31, 2011 and 2010, respectively, attributable to the Company’s Fusion Premium Beverages division, which the Company discontinued as of December 31, 2011. Excluding revenue related to both Fusion and certain discontinued product lines, revenue for years ended December 31, 2011 and 2010 increased to $12,079,041 from $7,637,656. As discussed above, this increase was attributable to numerous factors including: (i) an increase in the number of GNC franchise locations offering our products; (ii) an increase in the average sales volume attributable to each franchise location; and, (iii) the successful introduction of several new products to such locations during the year.

Cost of goods sold for the years ended December 31, 2011 and 2010 increased to $7,944,433 from $6,119,371, respectively.  Cost of goods sold for the years ended December 31, 2011 and 2010 included $229,299 and $1,159,523, respectively, attributable to the Company’s Fusion Premium Beverages division. Excluding cost of goods sold related to Fusion, cost of goods sold increased to $7,715,134 from $4,959,848 for the years ended December 31, 2011 and 2010, respectively. This increase is directly related to the increase in our similarly adjusted sales figures over that same time period.

General and administrative expense decreased to $2,059,719 from $3,170,625 for the years ended December 31, 2011 and 2010, respectively, which decrease is principally attributable to the Company’s decision to shift its strategic focus exclusively on its NDS operations. General and administrative expense for the year ended December 31, 2011 included the establishment of a $250,000 litigation reserve in connection with the pending DOL litigation.

Selling and marketing expense for the years ended December 31, 2011 and 2010 decreased to $1,615,739 from $1,684,628, respectively.

Depreciation and amortization for the years ended December 31, 2011 and 2010 decreased to $263,056 from $274,209, respectively.

Net income for the years ended December 31, 2011 was $326,652, compared to a net loss of $3,178,031 for the year ended December 31, 2010.  The net income achieved in the year ended December 31, 2011 compared to the net loss achieved in the year ended December 31, 2010 is due to substantially increased sales in the recently completed fiscal year, the elimination of lower margin products attributed to our Fusion Premium Beverages division during the recent completed fiscal year, and the introduction of additional products offering higher margins.  The net loss for the year ended December 31, 2011 included several charges and expenses, which management believes are non-recurring in nature including (i) a net loss of $298,109 attributable to the Fusion Premium Beverages division, (ii) a net loss of $15,853 attributable to Vista Bottlers, Inc., and (iii) a $250,000 litigation reserve established in connection with the pending DOL litigation.  Excluding each of the foregoing matters, net income for the year ended December 31, 2011 would have been $890,614.

Financial Position, Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.  We did not sell any securities during the year ended December 31, 2011. Working capital requirements during 2011 were provided by existing cash and positive cash flow from operations during the year. The Company also has a $1.0 million credit facility, of which $437,089 was outstanding as of December 31, 2011. The Company did not access its credit line during the year and continued to make interest only payments on the outstanding balance as allowed and provided for in the agreement.  We currently anticipate that cash derived from operations, together with existing cash and other resources, are expected to provide for the Company’s liquidity through at least June 30, 2012; provided, however, although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond June 30, 2012.  Factors that could affect the Company’s ability to provide for its future working capital needs beyond June 30, 2012 include, but are not limited to, the outcome of current litigation pending against the Company, and the Company’s ability to continue to generate positive cash flow from operations.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $104,846 in the fiscal year ended December 31, 2011, compared to cash used in operating activities of $1,854,018 for the year ended December 31, 2010. The increase is mainly attributable to higher sales and the focus on higher margin products.

Net Cash Flows from Investing Activities

Cash provided by (used in) investing activities was $(861) and $16,224 for the years ended December 31, 2011 and 2010, respectively.  The change in net cash used in investing activities is principally attributable to reduced proceeds from the sale of certain assets.

Net Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $(194,718) and $1,247,243 for the years ended December 31, 2011 and 2010, respectively.  The change in net cash provided by financing activities is principally attributable to the repayment of notes payable and reduced issuances of securities for cash.

Working Capital

The Company currently believes that it has adequate cash resources to fund its working capital requirements for the remainder of 2012; however, in the event it is unable to generate sufficient revenue in the future to achieve positive cash flow from operations, or in the event of an adverse result in litigation currently pending against the Company, additional working capital will be required.  In the event the Company is unable to achieve positive cash flow from operations, and management is unable to secure additional working capital, the Company’s business would be materially and adversely harmed.  There can be no assurance that the Company will be successful in achieving profitable operations or continue in the long-term as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. Stockholders elect the directors annually. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

John Wilson	48	Chief Executive Officer, President, Director
Michael Abrams	42	Interim Chief Financial Officer, Director
Lewis Jaffe	56	Director

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

Mr. Wilson's extensive experience with a Fortune 500 company involved in managing distribution relationships, and his success at growing the Company's revenue since joining the Company as Chief Executive Officer in 2009, provides substantial value to the Board of Directors.

Michael S. Abrams is the Interim Chief Financial Officer and Director, and currently a Managing Director of Burnham Hill Partners LLC, a New York-based investment and merchant banking firm he joined in August of 2003. Mr. Abrams holds a Master of Business Administration with Honors from the Booth School of Business at the University of Chicago.

The Board of Directors believes that Mr. Abrams' broad experience in corporate finance, including investment banking, his experience as a finance executive working with public companies, as well as his experience restructuring the Company, provides necessary and relevant experience to the Board of Directors in its deliberations.

Lewis Jaffe is a Director, and currently a principal of Jaffe & Associates ("J&A"), a consulting and advisory firm that provides strategic and tactical planning to mid-market companies and CEO coaching to their executives. Mr. Jaffe has served in that capacity since 2009. Prior to J&A, Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc., where he served from 2006 to 2008. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and was also previously a Managing Director of Arthur Andersen. Mr. Jaffe is a graduate of the Stanford Business School Executive Program, and holds a Bachelor of Science from LaSalle University. Mr. Jaffe served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012.

Mr. Jaffe’s experience as a former CEO of public companies and consultant providing strategic and tactical planning to public companies provides the Company with a depth of knowledge, systems and best practices.   He also holds an advanced directors certification from the American College of Public Company Directors.  His experience is invaluable on the strategic and operations side of our business and is our corporate governance expert.  He adds significant value to the Board of Directors and management as the Company executes its business plan.

Audit Committee Financial Expert

Lewis Jaffe serves as the independent audit committee financial expert and chairs the compensation committee for  the Company’s board of directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, the following reports were not timely filed:  The Company’s President, John Wilson, failed to timely file a Form 4 reporting the acquisition of certain shares of common stock and warrants to purchase shares of the Company’s common stock issued to Mr. Wilson in exchange for certain warrants and in lieu of a cash bonus.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2011 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Warrants Option Awards ($)	All Other Compensation ($)		Total ($)

John Wilson	2011	175,000	36,000		18,792			229,792
CEO and Director	2010	175,692						175,692

Michael Abrams	2011					170,000		170,000
Interim Chief Financial Officer	2010		75,000	(1)		130,000	(2)	205,000

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

(2)  Amounts represent payments to Burnham Hill Advisors (“BHA”) for management and related services provided to the Company by BHA, including providing the services of Mr. Abrams as the Company’s Interim Chief Financial Officer.  Mr. Abrams is an employee of BHA.  Payments were $10,000 per month from August 2009 to August 2010, $12,500 per month from August 2010 through April 2011, and $15,000 per month from May  2011 through December 31, 2011.

Employment Agreements

Mr. Michael Abrams currently serves as the Company’s Interim Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors LLC ("BHA"), dated as of August 25, 2011. Under the terms of the Agreement, BHA acts as a financial and corporate strategy consultant to the Company. The Agreement, as amended, provides that Mr. Abrams will serve in the capacity of Interim Chief Financial Officer through August 31, 2012, the termination date of the Agreement, unless the Company's Board of Directors appoints a permanent Chief Financial Officer to replace Mr. Abrams.

Compensation of Directors

We currently have three directors. Our director compensation plan adopted in June 2010 provides for the issuance of 25,000 shares of the Company's common stock on the date of their appointment to each independent director for service on the Company’s Board of Directors.  In addition, each independent director receives $5,000 per quarter for service on the Board.  Under the plan, the Chairman of the Board is paid $5,000 annually in addition to all other fees, and the chairman of each committee of the Board of Directors is paid $2,500 annually in addition to all other fees.  The maximum amount that may be paid to any director for service on the Board of Directors in any calendar year is $25,000. Messrs. Elorian Landers and Scott Landow, former members of our Board of Directors, resigned on September 7, 2011 and July 5, 2011, respectively. The Company, Scott Landow, Small World Traders LLC (“SWT”), Beshert LLC (“Beshert”) and WWFD LLC (“WWFD”) entered into an Agreement and Release of Claims on August 4, 2011 which, among other things, provided for aggregate payments to Mr. Landow of $70,000, $35,000 of which was paid during 2011.  In addition, the Company exchanged warrants to purchase 981,250 shares of the Company’s common stock held by SWT, Beshert and WWFD for 625,000 shares of restricted common stock of the Company.

Elorian Landers was paid an aggregate of $45,000 by the Company during the year ended December 31, 2011, as follows: (i) $35,000 was paid in connection with Mr. Lander’s service to the Company in connection with a consulting agreement by and between Mr. Landers and the Company for the fair value of additional services rendered to the Company outside his responsibilities as a member of the Board of Directors; (ii) $5,000 was paid for service as a member of the Board of Directors for the quarter ended September 30, 2011; and (iii) $5,000 was paid as a cash bonus for his assistance and efforts in assisting the Company resolve certain issues involving potential litigation; provided, however, $30,000 of the amount paid to Mr. Landers was setoff against amounts owed to the Company as a result of violations of Section 16(b) of the Securities Exchange Act of 1934, as amended.

Stock Options and Warrants

The Company has adopted the 2010 Stock Incentive Plan (“2010 Plan”), pursuant to which the Company may issue stock options and other equity-based awards to officers, directors, consultants and employees.  Save a grant of 500,000 options issued to John Wilson on May 19, 2011 with an exercise price of $0.10 per share, no other option awards were outstanding as of December 31, 2011 under the terms of the 2010 Plan:

At December 31, 2011, a total of 15,018,582 warrants to purchase shares of common stock were issued and outstanding. Of that amount, 1.0 million were held by officers and directors of the Company. Specifically, Mr. Wilson held warrants to purchase 1.0 million shares of common stock at an exercise price of $0.15.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our common stock as of March 28, 2012, based on shares of common stock issued and outstanding on a fully diluted basis, which includes 74,299,003 shares of common stock and 125 shares of Series C Preferred Stock convertible into 5,000,000 shares of common stock.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael Abrams	Common Stock	625,000	0.8%
64 Ramshead Road
Raynham, MA 02767

Lewis Jaffe	Common Stock	-	0.0%
3408 Watermarke Place
Irvine, CA 92612

John Wilson(4)	Common Stock	2,462,987	3.3%
7404 Ivanhoe Drive
Plano, TX 75024

All Officers and Directors as a group (3 persons)	Common Stock	3,087,987	4.1%

Vicis Capital Master Fund(5)	Common Stock	32,713,559	40.0%
445 Park Avenue
New York, NY 10022

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(4)	Includes warrants to purchase 1.0 million shares of common stock, exercisable at $0.15 per share and options to purchase 500,000 shares of common stock, exercisable at $0.10 per share.
(5)
Includes 5,000,000 shares of common stock shown on an as converted basis in connection with 125 shares of Series C Convertible Preferred Stock held and warrants to purchase 2.5 million shares of common stock, exercisable at $0.30 per share.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Mr. Michael Abrams currently serves as the Company’s Interim Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors LLC ("BHA"), dated as of August 25, 2011. Under the terms of the Agreement, as amended, BHA acts as a financial and corporate strategy consultant to the Company. The Agreement provides that Mr. Abrams will serve in the capacity of Interim Chief Financial Officer through August 31, 2012, the termination date of the Agreement, unless the Company's Board of Directors appoints a permanent Chief Financial Officer to replace Mr. Abrams.  During 2011, BHA was paid $170,000 under the terms of the Agreement.

Mr. Scott Landow served as Chairman of the Board of the Company through July 5, 2011, and served as a consultant to the Company from August 16, 2009 through the date of his resignation from the Board, pursuant to a Consulting Agreement by and between the Company and SWT.   The Company did not make any payments to SWT during fiscal 2011 in connection with the Consulting Agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December, 31, 2011 and 2010 approximated $40,000 and $38,500 respectively.  In addition, aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the review of the Company's quarterly financial statements for fiscal years ended December 31, 2011 and 2010 approximated $20,400 and $20,100, respectively.

Audit-Related Fees

Tarvaran, Askelson & Company and Jewett, Schwartz, Wolfe & Associates did not provide assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2011 and 2010, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees

Tarvaran, Askelson & Company and Jewett Schwartz Wolfe & Associates did not provide professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2011 and 2010.

All Other Fees

Tarvaran, Askelson & Company and Jewett Schwartz Wolfe & Associates did not provide any additional services to the Company, other than the services described in the paragraphs “Audit Fees” above, for the fiscal years ended December 31, 2011 and 2010.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.2	Amendments to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.3	Bylaws of the Corporation (incorporated by reference to Exhibit 3.3 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 13, 2010).
4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 filed with Form 8-K on June 30, 2008).
4.2	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 23, 2009).
4.3	Certificate of Designations of Series C Convertible Preferred Stock. (incorporated by reference to Exhibit 4.3 filed with Form 10-K on April 15, 2011).
10.1	Form of Note Purchase and Warrant Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 6, 2010).
10.2	Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2008).
10.3	Settlement Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 6, 2009).
10.4	Secured Promissory Note (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 6, 2009).
10.5	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.6	Amendment No. 1 to Security Agreement (incorporated by reference to Exhibit 10.4 filed with Form 8-K on October 6, 2009).
10.7	Amendment No. 1 to Supply, License and Transition Agreement (incorporated by reference to Exhibit 10.5 filed with Form 8-K on October 6, 2009).
10.8	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.9	Employment Agreement between the Company and Scott Landow (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 13, 2009)
10.10	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2009 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K on August 26, 2009).
10.11	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2010 (incorporated by reference to Exhibit 99.1 filed with Form 8-K on August 23, 2010).
10.12
Amendment No. 1 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated September 15, 2010.  (incorporated by reference to Exhibit 10.12 filed with Form 10-K on April 15, 2011).

10.13	Amendment No. 2 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated November 18, 2010. (incorporated by reference to Exhibit 10.13 filed with Form 10-K on April 15, 2011).
10.14	Employment Agreement, dated December 31, 2009, between the Company and John Wilson. (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).
10.15	Consulting Agreement, dated June 1, 2009, between the Company and Elorian Landers. (incorporated by reference to Exhibit 10.15 filed with Form 10-K on April 15, 2011).
10.16	Amendment No. 1 to Consulting Agreement, between the Company and Elorian Landers, dated October 1, 2009. (incorporated by reference to Exhibit 10.16 filed with Form 10-K on April 15, 2011).
10.17	Consulting Agreement between Elorian Landers and the Company, dated August 20, 2010 (incorporated by reference to Exhibit 10.17 filed with Form 10-K on April 15, 2011).
10.18	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 filed with Form 10-K on April 15, 2011).
14.1	Code of Ethics (incorporated by reference to 14.1 filed with Form 10-K on March 27, 2009).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with Form 10-K on March 27, 2009).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 13, 2012	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President

Date: April 13, 2012	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 13, 2012	By: /s/ Lewis Jaffe
Lewis Jaffe
Chairman of the Board

Date: April 13, 2012	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President, Director

Date: April 13, 2012	By: /s/ Michael Abrams
Michael Abrams
Interim Chief Financial Officer (Principal Financial Officer)

ITEM 8.  FINANCIAL STATEMENTS

BOND LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bond Laboratories, Inc.
Omaha, Nebraska

We have audited the accompanying balance sheets of Bond Laboratories, Inc. (Company) and subsidiaries as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bond Laboratories, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 13, 2012

BOND LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS:	December 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$354,929	$445,662
Accounts receivable, net	1,042,748	574,616
Inventory	1,877,282	1,473,605
Prepaid expenses and other current assets	21,421	54,045
Total current assets	3,296,380	2,547,928

PROPERTY AND EQUIPMENT, net	42,887	87,208

Intangibles assets, net	1,476,615	1,696,363
Deposits	6,830	3,783
TOTAL ASSETS	$4,822,712	$4,335,282

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$767,171	$508,146
Disputed accounts payables	-	113,299
Accrued expenses and other liabilities	162,128	101,467
Litigation reserve	250,000	-
Note payable	-	194,718
Line of credit	437,089	437,089
Total current liabilities	1,616,388	1,354,719

TOTAL LIABILITIES	1,616,388	1,354,719

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series B, $.01 par value, 1,000 shares authorized; 103.3 and 103.3 issued and outstanding of its 10% Perpetual Preferred with a Stated Value of $10,000 per share with a cumulative dividend of $588,709 and $436,188 as of December 31, 2011 and December 31, 2010, respectively	588,710	436,189

Preferred stock series C, $.01 par value, 500 shares authorized; 125 and 125 issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	1	1

Common stock, $.01 par value, 150,000,000 shares authorized; 74,171,996 and 72,198,246 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	741,720	721,982
Additional paid-in capital	27,014,893	27,404,592
Accumulated deficit	(25,138,999)	(25,582,201)
Total stockholders' equity	$3,206,325	$2,980,562

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,822,712	$4,335,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	2011	2010

Revenue	$12,091,611	$8,148,053
Total	12,091,611	8,148,053

Cost of Goods Sold	7,944,433	6,119,371
Gross Profit	4,147,178	2,028,682

OPERATING EXPENSES:
General and administrative	2,059,719	3,170,625
Selling and marketing	1,615,739	1,684,628
Depreciation and amortization	263,056	274,209
Total operating expenses	3,938,514	5,129,462
OPERATING INCOME (LOSS)	208,664	(3,100,780)

OTHER (INCOME) AND EXPENSES
Interest expense	30,862	139,794
Other expense (income)	(150,725)	(30,262)
Gain on extinguishment of debt	-	(107,343)
Loss on the sale of assets	1,875	75,062
Total other (income) expense	(117,988)	77,251

INCOME TAXES	-	-

NET INCOME (LOSS)	$326,652	$(3,178,031)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.05)

Diluted	$0.00	$(0.05)

Basic	72,975,357	60,661,835

Diluted	94,149,715	60,661,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	2011	2010

Net loss	$326,652	$(3,178,031)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	263,056	274,209
Common stock issued (cancelled) for services	81,100	686,408
Warrants and options issued (cancelled) for services	(298,541)	(273,861)
Warrants issued or exchanged for common shares	-	149,000
Gain on extinguishment of debt	-	(107,343)
Non-cash interest expense	-	71,875
Loss on sale of assets	1,875	75,062
Litigation reserve	250,000	-
Changes in operating assets and liabilities:
Accounts receivable	(468,132)	(122,353)
Inventory	(403,677)	612,511
Prepaid expenses	32,624	3,857
Deposits	(3,047)	5,728
Accounts payable	262,275	(68,988)
Accrued liabilities	60,661	7,908
Notes receivable affiliate	-	10,000
Net cash provided by (used in) operating activities	104,846	(1,854,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,061)	(14,370)
Proceeds from sale of assets	1,200	30,594
Net cash provided by (used in) investing activities	(861)	16,224

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes	-	369,600
Proceeds from issuance of preferred stock C	-	1,250,000
Cost of raising capital	-	54,400
Repayments of note payable	(194,718)	(426,757)
Net cash provided by (used in) financing activities	(194,718)	1,247,243

INCREASE (DECREASE) IN CASH	(90,733)	(590,551)
CASH, BEGINNING OF PERIOD	445,662	1,036,213
CASH, END OF PERIOD	$354,929	$445,662

Supplemental disclosure operating activities

Cash paid for interest	$30,862	$67,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Preferred Stock
	Common Stock		Preferred A			Preferred B		Preferred C	Additional Paid-in	Common Stock Subscribed	Preferred A Stock Subscribed	Preferred B Stock Subscribed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Not Issued	Not Issued	Not Issued	Deficit	Total

DECEMBER 31, 2009	56,165,820	$561,658	5,148,646	$51,486	219.3	$200,666	$-	$-	$25,548,875	$-	$-	$-	$(22,404,170)	$3,958,517

Common stock issued for debt	212,000	2,120							69,755					71,875

Common stock issued for services	3,047,540	30,475							655,932					686,407

Common stock cancelled	(896,240)	(8,962)							(264,898)					(273,860)

Common stock issued for conversion of debt	2,638,812	26,388							290,269					316,657

Common stock issued for the conversion of Preferred A Shares	5,148,646	51,486	(5,148,646)	(51,486)					-					-

Common stock issued for the conversion of Preferred B Shares	4,640,000	46,400			(116)	(1)			(46,399)					(0)

Common stock issued for warrant exercises and exchanges	1,241,668	12,417							136,583					149,000

Preferred B shares allocation														-

Preferred B shares accumulated dividends						235,524			(235,524)					-

Preferred C shares issued for cash							125	1	1,249,999					1,250,000

Warrants issued														-
											`
Warrants cancelled														-

Cost of capital														-

Foreign translation														-

Net loss													(3,178,031)	(3,178,031)

DECEMBER 31, 2010	72,198,246	$721,982	-	$-	103.3	$436,189	125.0	$1	$27,404,592	$-	$-	$-	$(25,582,201)	$2,980,562

Common stock issued for services	2,066,250	20,663							174,188					194,851

Common stock cancelled for services	(455,000)	(4,550)							(109,200)					(113,750)

Preferred B shares accumulated dividends						152,521			(152,521)					-

Options issued									18,792					18,792
											`
Warrants cancelled									(317,333)					(317,333)

Issuance Correction	362,500	3,625							(3,625)

Write of Disputed and Other Accounts Payable													116,550	116,550

Net income													326,652	326,652

DECEMBER 31, 2011	74,171,996	$741,719	-	$-	103.3	$588,710	125.0	$1	$27,014,893	$-	$-	$-	$(25,138,999)	$3,206,325

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

NOTE 1.  BACKGROUND

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries.  The accompanying consolidated financial statements include the active entity of Bond Laboratories, Inc. and its wholly owned subsidiaries.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $8,924 and $29,261 (which included an offset of $7,975 from an established reserve account) related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2011 and 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2011, the value of the Company’s inventory was $1,877,282 and at December 31, 2010, the value of the Company’s inventory was $1,473,605.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related parties payable, if any, approximate fair value.

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

NOTE 4.  PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2011 and 2010 as follows:

	December 31,
	2011	2010
Inventory	$0	$12,027
Other	21,421	42,018
Total	$21,421	$54,045

The Company also has prepaid legal and manufacturing retainers which are expenses when incurred.

NOTE 5.  INVENTORIES

The Company inventories as of December 31, 2011 and 2010 consists as follows:

	2011	2010
Finished goods	$1,352,143	$1,201,300
Components	525,139	272,305
Total	$1,877,282	$1,473,605

NOTE 6.  PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2011 and 2010 as follows:

	December 31,
	2011	2010
Equipment	$285,753	$288,192
Accumulated depreciation	$(242,866)	$(200,984)
Total	$42,887	$87,208

Depreciation Expense is $43,307 for December 31, 2011 compared to $54,460 for December 31, 2010.

NOTE 7.  ACQUISITION

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

The Company hired a third-party expert to prepare a valuation analysis to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the intangible assets from the acquisition of NDS Nutritional Products, Inc. in 2008. A summary of that analysis is included herein in Note 3 to these financial statements. Based on that analysis, the Company determined that there was no impairment for the year ended December 31, 2010 or 2011.

The amortization expense for all intangible assets is grouped with the depreciation expense for the related reporting period, and reported in the Statements of Operations and the Statements of Cash Flows as “Depreciation and amortization” expense. The Company calculates the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years in accordance with the agreements with the above intangible assets. The Company had total amortization expense of $219,749 for December 31, 2011 and $219,749 for December 31, 2010.

NOTE 8.  NOTE PAYABLES

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

Notes payable consist of the following as of December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010

Amended and Restated Secured Promissory Note dated December 1, 2010, matures December 1, 2011 at an interest rate of 10% per annum. This note replaces the Secured Promissory Note dated September 30, 2009, which replaced the Fixed Asset Note, Component Inventory Note, Installment Note and Earn Out provision. The Company is required to make monthly payments of $17,350 each throughout 2011 in full satisfaction of the note.	$-	$194,718
Revolving Line of Credit of $500,000 from US Bank dated April 9, 2009 as amended July 15, 2010 at an interest rate of 3.5% plus the one-month LIBOR quoted by US Bank from Reuters screen LIBOR01.The Line of Credit matures July 15, 2011 and is secured by all of the receivables and inventory of NDS Nutrition Products, Inc. The Company pays interest only on a monthly basis on this Line of Credit.	$437,089	$437,089

Total of notes payable and advances	$437,089	$631,807

Less Current Portion:	$(437,089)	$(631,807)

Long-Term Portion:	$-	$-

NOTE 9.  EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 74,171,998 common shares were issued and outstanding as of December 31, 2011. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 0 shares were issued and outstanding as of December 31, 2011. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, of which 103.3 were issued and outstanding as of December 31, 2011. The Company recorded an accumulated dividend of $588,709 on its Cumulative Perpetual Series B Preferred Stock, which was recorded against accumulated deficit and payable in kind. The outstanding 10% Cumulative Perpetual Series B Preferred has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, of which 125 were issued and outstanding as of December 31, 2011. The Series C Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of December 31, 2011, 500,000 options to purchase common stock of the Company were issued and outstanding.

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

As of December 31, 2011, 15,018,582 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
175,864	$0.770	12/31/09	12/31/14	No
3,511,540	$0.750	09/30/09	10/01/12	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
50,000	$0.500	11/01/09	11/01/12	No
65,000	$0.500	12/21/09	12/21/12	No
350,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
142,593	$0.360	05/14/10	05/14/15	Yes
60,000	$0.350	07/01/09	07/01/12	No
175,000	$0.350	08/20/09	08/20/14	No
2,218,125	$0.350	09/01/09	09/01/12	No
50,000	$0.350	11/01/09	11/01/12	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
15,018,582

	Expected Dividend Yield		0.0%
	Volatility		40.0%
	Weighted average risk free interest rate		0.2%
	Weighted average expected life (in years)		1.7

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

The Company issued and cancelled shares of its common stock issued for services during the year ended December 31, 2011, for which it recorded a net expense of $81,100, as compared to a net expense of $686,408 for the year ended December 31, 2010.  During the year ended December 31, 2011 the Company also issued and cancelled options and warrants to purchase shares of its common stock issued for services, for which it recorded a net contra-expense of $298,541, as compared to a net contra-expense of $273,861 for the year ended December 31, 2010.

2011

During the year ended December 31, 2011, the Company issued and cancelled 2,428,750 and 455,000 shares of its common stock, respectively, for an aggregate net issuance of 1,973,750 shares. Of those amounts, (i) 1,250,000 shares were issued to consultants for the fair value of services rendered, which amount included 625,000 shares issued in exchange for the cancellation of 981,250 warrants previously issued, (ii) 455,000 shares previously issued to consultants for the services promised but never rendered were cancelled, (iii) 362,500 shares were issued to investors in prior year private placement activity to correct an error with the original issuance instructions provided to the transfer agent, and (iv) 816,250 shares issued to employees for the fair value of services rendered in connection with an employee stock award program, which amount included 250,000 shares issued in exchange for the cancellation of 487,013 warrants previously issued to an employee.  In addition to the above, during the year ended December 31, 2011 the Company issued 500,000 options to purchase common stock in the Company under the terms of the Company’s qualified plan. The Company did not issue any shares of its common stock to investors for cash during the year ended December 31, 2011.

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

During the year ended December 31, 2011, the Company valued shares issued for services rendered based on the trading value of the stock at the time of issuance.

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

NOTE 10.  INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and 2010 consist of the following:
	December 31,
	2011	2010
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$252,000	$(916,000)
State	1,116,000	(136,000)
	1,368,000	(1,052,000)
Valuation allowance	(1.368,000)	1,052,000
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31,
	2010	2009

Statutory federal income tax rate	(34.0)%	34.0%
State income taxes and other	(5.1)%	8.9%
Valuation allowance	39.1%	(42.9%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	December 31,
	2010	2009

Net operating loss carryforwards	8,454,000	9,823,000
Valuation allowance	(8,454,000)	(9,823,000)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforwards of approximately $24,300,000 for federal purposes and 3,200,000 for  state purposes available to offset future taxable income through 2031, which expire in various years through 2031, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.
ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2011, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

NOTE 11.  FAIR VALUE MEASUREMENTS

The Company immediately adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value
At December 31, 2011, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets
Cash	$-	$354,929	$-	$354,929
Intangible assets	-	-	1,476,615	1,476,615
	$-	$354,929	$1,476,615	$1,831,544

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

On February 19, 2009, we received a letter from the U.S. Department of Labor (“DOL”), Occupational Safe and Health Administration ("OSHA"), notifying us that a complaint had been filed by Eric Schick, our former President, alleging that we had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008.  On January 19, 2011, OSHA delivered its preliminary report determining that there was reasonable cause to believe that the Company and our former Chief Executive Officer violated Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act, and that the reinstatement of our former President was warranted.  On February 3, 2012, the DOL’s Office of Administrative Law Judge issued on order denying the Company’s motion to stay OSHA’s preliminary order of reinstatement, thereby ordering reinstatement of Schick to the position of President.  While the Company is appealing the DOL’s order, in the event the Company is not successful, the Company could be harmed.

OSHA has made a preliminary assessment of damages, which it estimates at approximately $440,000; however, the damages alleged by Mr. Schick exceed this amount.  The Company intends to vigorously defend against the complaint, which defense will require substantial financial and human resources (including significant amounts of our management's time and attention), which in turn could materially and adversely affect our business, operations and financial condition.  In addition, if there was an ultimate finding in favor of Mr. Schick on his allegations, we may be required to pay Mr. Schick substantial amounts and incur other potential penalties. Any such payments could materially and adversely affect our financial condition, business and prospects, and could prevent us from executing our business plan as currently contemplated.

We established a litigation reserve of $250,000 in connection with the above referenced DOL matter as of December 31, 2011 in anticipation of further litigation and potential settlement costs associated with resolving such matter.  In the event there is an ultimate finding in favor of Mr. Schick, the ultimate impact on our financial statements may exceed the amount of the reserve, and such amount may be material.

NOTE 13.  RELATED PARTY TRANSACTIONS

The Company did not have any related party transactions as of December 31, 2011.

NOTE 14.  NET LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share for years ended December 31, 2011 and 2010 is the same as basic loss per share. For the years ended December 31, 2011 and 2010, the following potential shares of common stock that would have been issuable have been excluded from the calculation of diluted loss per share because the effects, as a result of our net loss, would be anti-dilutive.

	December 31,
	2011	2010
Warrants	15,018,582	16,486,845
Options	500,000	-
Total	15,518,582	16,486,845

The following table represents the computation of basic and diluted losses per share at December 31, 2011 and 2010:
	December 31,	December 31,
	2011	2010

Net income (losses) available for common shareholders	326,652	(3,178,031)

Basic weighted average common shares outstanding	72,975,351	60,661,835
Basic income (loss) per share	0.00	(0.05)
Diluted weighted average common shares outstanding	94,149,715	60,661,835
Diluted income (loss) per share	0.00	(0.05)

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 15.  SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on March 28, 2012 and determined that no subsequent events occurred.