Form 10-Q
period 2012-03-31
BOND LABORATORIES, INC.
filed 2012-05-21
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4509 S. 143rd Street, Suite 1, Omaha, NE 68137
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
Yes  ☐  No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common stock, $0.01 par value	74,490,670

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2012

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	March 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash	$887,111	$354,929
Accounts receivable, net	1,706,063	1,042,748
Inventory	2,009,236	1,877,282
Prepaid expenses and other current assets	29,600	21,421
Total current assets	4,632,010	3,296,380

PROPERTY AND EQUIPMENT, net	35,293	42,887

Intangibles assets, net	1,421,677	1,476,615
Deposits	3,048	6,830
TOTAL ASSETS	$6,092,028	$4,822,712

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,327,312	$767,171
Accrued expenses and other liabilities	141,236	162,128
Litigation Reserve	250,000	250,000
Line of Credit	437,089	437,089
Total current liabilities	2,155,637	1,616,388

TOTAL LIABILITIES	2,155,637	1,616,388

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Series B Preferred Stock, $.01 par value, 1,000 shares
authorized; 103.3 and 103.3 issued and outstanding
with a stated value of $10,000 per
share and a cumulative dividend of $629,251 and $588,709
as of March 31, 2012 and December 31, 2011, respectively	629,252	588,710
Series C Preferred Stock, $.01 par value, 500 shares
authorized; 125 and 125 issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	1	1
Common stock, $.01 par value, 150,000,000 shares authorized;
74,299,003 and 74,171,996 issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	742,990	741,720
Additional paid-in capital	26,983,240	27,014,893
Accumulated deficit	(24,419,092)	(25,138,999)
Total stockholders' equity	$3,936,391	$3,206,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,092,028	$4,822,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	(Unaudited)
	2012	2011

Revenue	$4,955,897	$2,989,304
Total	4,955,897	2,989,304

Cost of Goods Sold	3,208,257	1,923,767
Gross Profit	1,747,640	1,065,537

OPERATING EXPENSES:
General and administrative	521,306	584,278
Selling and marketing	443,425	307,228
Depreciation and amortization	62,531	67,459
Total operating expenses	1,027,262	958,965
OPERATING INCOME	720,378	106,572

OTHER (INCOME) AND EXPENSES
Interest expense	4,972	9,457
Other income	(4,500)	-
Gain on extinguishment of debt	-	-
Loss on the sale of assets	-	-
Total other (income) expense	472	9,457

NET INCOME	$719,906	$97,115

NET INCOME PER SHARE:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Basic	74,293,358	72,198,246

Diluted	94,811,940	93,685,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
	(Unaudited)
	2012	2011

Net Income	$719,906	$97,115
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	62,532	67,460
Common stock issued for services	10,161	-
Changes in operating assets and liabilities:
Accounts receivables	(663,315)	(459,046)
Inventory	(131,954)	19,984
Prepaid expenses	(8,179)	(16,012)
Deposits	3,782	-
Accounts payable	560,141	416,704
Accrued liabilities	(20,892)	14,842
Net cash provided by / (used in) operating activities	532,182	141,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Proceeds from sale of assets	-	-
Net cash provided by / (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	-	(47,510)
Net cash provided by / (used in) financing activities	-	(47,510)

INCREASE (DECREASE) IN CASH	532,182	93,537
CASH, BEGINNING OF PERIOD	354,929	445,662
CASH, END OF PERIOD	$887,111	$539,199

Supplemental disclosure operating activities

Cash paid for interest	$4,972	$9,457
Cash paid for income tax	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares issued for services	$10,161	$-
Common shares issued for debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 - DESCRIPTION OF BUSINESS

Summary.

Bond Laboratories, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers. The Company produces and markets its products through NDS Nutrition Products, Inc., a Florida corporation (“NDS”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through franchisees of General Nutrition Centers, Inc. (“GNC”) located throughout the United States.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Bond Laboratories, Inc., NDS Nutrition Products, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recovered $1,330 related to bad debt and doubtful accounts during the quarter ended March 31, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At March 31, 2012, and December 31, 2011, the value of the Company’s inventory was $2,009,236 and $1,877,282 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Finished goods	$1,635,912	$1,352,143
Components	373,324	525,139
Total	$2,009,236	$1,877,282

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Equipment	$285,753	$285,753
Accumulated depreciation	(250,460)	(242,866)
Total	$35,293	$42,887

Depreciation and amortization expense for the three months ended March 31, 2012 was $62,531 compared to $67,459 for March 31, 2011.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
			-

Revolving Line of Credit of $1,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010 and further amended May 25, 2011, at an interest rate of 3.5% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The Line of Credit matures May 15, 2012 and is secured by 80% of the receivables and 25% of the inventory of NDS Nutrition Products, Inc. The Company pays interest only on this Line of Credit		437,089	437,089

Total of notes payable and advances		437,089	437,089
Less current portion		(437,089)	(437,089)

Long-term portion	$		$-

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

In its findings, OSHA ordered that the Company, among other things, pay Mr. Schick certain compensatory and other damages, and reinstate Mr. Schick as the Company's President. The Company has filed an objection to the OSHA Order and has requested a formal hearing before an Administrative Law Judge ("ALJ") for the DOL, as the Company believes, among other errors in the OSHA Order, that the OSHA Order misstates certain material facts in connection with OSHA's findings that, if presented in accordance with the administrative procedures that govern formal proceedings before the DOL, may result in different findings. While the Company intends to vigorously defend against the OSHA Matter, the ultimate outcome cannot be determined at this time, nor can the costs and expenses that are anticipated to be incurred.  The Company nevertheless currently anticipates that the costs and expenses associated with defending the OSHA Matter will be material, and has established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the OSHA Matter.  In the event of an ultimate finding in favor of Mr. Schick on his allegations, or a settlement of the OSHA Matter, the litigation reserve may be inadequate to satisfy such adverse judgment or settlement, and our financial condition will be adversely affected.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid Burnham Hill Advisors LLC ("BHA") $40,500 during the quarter ended March 31, 2012 for advisory and consulting fees pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated August 25, 2011.  Mr. Michael Abrams, the Company’s Interim Chief Financial Officer, is an employee of BHA. The fees paid BHA include the services provided by Mr. Abrams to the Company in his capacity as Interim CFO.  In addition, Mr. Abrams is paid $1,500.00 directly in consideration for his services provided to the Company.

NOTE 9 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator, as well as the weighted average number of shares of Series C Convertible Preferred Stock on a converted basis. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended March 31, 2012 included 74,293,350 shares of common stock, 5,000,000 shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock at $0.25 per share, 15,018,582 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants (all of which are presently out of the money), and 500,000 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended March 31, 2012 and 2011.

	March 31,	March 31,
	2012	2011

Income / (Losses) available for common shareholders	719,906	97,115

Basic weighted average common shares outstanding	74,293,358	72,198,246
Basic income / (loss) per share	.01	0.00

Diluted weighted average common shares outstanding	94,811,940	93,685,091
Diluted income / (loss) per share	.01	0.00

Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 74,299,003 common shares were issued and outstanding as of March 31, 2012. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 0 shares were issued and outstanding as of March 31, 2012. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, of which 103.3 were issued and outstanding as of March 31, 2012. The Company recorded an accumulated dividend of $629,251 as of March 31, 2012, which was recorded against the par value of the 10% Cumulative Perpetual Series B Preferred Stock and Additional Paid in Capital. The outstanding 10% Cumulative Perpetual Series B Preferred Stock has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, of which 125 shares were issued and outstanding as of March 31, 2012. The Series C Convertible Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of March 31, 2012, 500,000 options to purchase common stock of the Company were issued and outstanding, all of which had an exercise price equal to $0.10 per share.

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

As of March 31, 2012, 15,018,582 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
175,864	$0.770	12/31/09	12/31/14	No
3,511,540	$0.750	09/30/09	10/01/12	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
50,000	$0.500	11/01/09	11/01/12	No
65,000	$0.500	12/21/09	12/21/12	No
350,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
142,593	$0.360	05/14/10	05/14/15	Yes
60,000	$0.350	07/01/09	07/01/12	No
175,000	$0.350	08/20/09	08/20/14	No
2,218,125	$0.350	09/01/09	09/01/12	No
50,000	$0.350	11/01/09	11/01/12	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
15,018,582

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.3%
Weighted average expected life (in years)	1.5

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended March 31, 2012 the Company  issued 127,007 shares of common stock for services and recorded an expense of $10,161 for the fair value of services rendered.

NOTE 11 - INCOME TAXES

The Company restored a portion of its valuation allowance for deferred tax assets of $283,000 for the quarter ended March 31, 2012, based on the Company’s expected utilization of federal and state net operating loss carryforwards NOLs.   The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”). The Company has maintained a valuation 100% allowance for the remaining deferred tax asset related to these NOL’s until it has completed its study of the effect of Section 382 on the utilization of these NOLs, although the Company expects utilization of at least a portion of these NOLs.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management maintains a full valuation allowance as of March 31, 2012 based on both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard. As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of March 31, 2012. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.

The Company has no significant unrecognized tax benefits.

NOTE 12 – SUBSEQUENT EVENTS

On May 9, 2012, the Company issued John Wilson 166,667 shares of restricted common stock in lieu of a $15,000 cash bonus authorized by the Board of Directors as partial consideration for services rendered in 2011.  On April 24, 2012, the Company issued Lewis Jaffe 25,000 shares of restricted common stock.  All outside directors are entitled to receive an initial grant of 25,000 restricted shares upon joining the Board.  On May 9, 2012, the Company granted John Wilson an additional option to purchase 500,000 shares of common stock in connection with his revised and amended employment agreement.  The options have an exercise price of $0.09 per share and vest ratably over a period of three years.  On May 9, 2012, the Company also granted an option to purchase 100,000 shares of common stock to each of Michael Abrams and Lewis Jaffe under the Company’s qualified plan for directors and officers.  The options are exercisable at $0.09 per share.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that no additional subsequent events are reasonably likely to impact the financial statements.

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

Overview

Bond Laboratories, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers. The Company produces and markets its products through NDS Nutrition Products, Inc., a Florida corporation (“NDS”). NDS manufactures and distributes a full line of nutritional supplements to support healthy living predominantly through franchisees of General Nutrition Centers, Inc. (“GNC”) located throughout the United States.

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

Results of Operations

Net Sales.  Revenue for the three months ended March 31, 2012 increased to $4,955,897 as compared to $2,989,304 for the three months ended March 31, 2011. This increase was attributable to an increase in the number of GNC franchise locations offering our products, increased average sales volume per each location, as well as the addition of new products since the end of the quarter ended March 31, 2011.   We currently market more than 50 products to over 750 GNC franchise locations nationwide compared to approximately 50 products to 600 GNC franchise locations nationwide during the comparable period last year. The Company continually seeks to increase both the number of stores and number of approved products that comprise its distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.

During the quarter ended March 31, 2012, approximately 35% of the Company’s revenue was attributable to products containing DMAA.  The Company intends to reintroduce such products with a new formulation excluding DMAA during the quarter ending June 30, 2012.  In the event the reformulated products do not generate the level of sales as compared to the products they replaced containing DMAA, and such decrease in product sales is not otherwise offset by sales attributable to new products introduced by the Company, the Company’s net sales may be affected, and such affect may be material.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2012 increased to $3,208,257 as compared to $1,923,767 for the three months ended March 31, 2011. The increase was primarily attributable to greater sales volume.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2012 decreased to $521,306 as compared to $584,278 for the three months ended March 31, 2011. The decrease in general and administrative expense is primarily attributable to the Company’s ongoing cost management programs and focus on operational efficiency.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2012 increased to $443,425 as compared to $307,228 for the three months ended March 31, 2011.  The increase in selling and marketing expense is principally attributable to increased sales of the Company’s products and the launch of several new products.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2012 decreased to $62,531 as compared to $67,479 for the three months ended March 31, 2011.

Net Income / (Loss).  We generated a profit of $719,906 for the three months ended March 31, 2012 as compared to a profit of $97,115 for the three months ended March 31, 2011. The increase was driven by substantially increased sales at our NDS division and reduced operating expenses throughout the Company.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the three month period ended March 31, 2012. Together with anticipated cash derived from operations, our existing cash resources are expected to provide for the Company’s liquidity through at least December 31, 2012. Although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond December 31, 2012; however, cash required to finance the Company’s litigation in connection with, and ultimately resolve, the Schick matter, as discussed in Note 7 below, will negatively impact our cash flow from operations in subsequent quarters. In the event the Company fails to generate positive cash flow from its operations, it may be required to seek additional financing.

Cash Provided by / (Used in) Operations.  Our cash provided by operating activities for the three months ended March 31, 2012 was $532,182 as compared to cash provided by operating activities of $141,047 for the three months ended March 31, 2011. The increase is mainly attributable to increased net income.

Cash Provided by / (Used in) Investing Activities.  The Company did not engage in any investing activities for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

Cash Provided by / (Used in) Financing Activities.  Our cash used in financing activities for the three months ended March 31, 2012 was $0 as compared to cash used in financing activities of ($47,510) for the three months ended March 31, 2011. The improvement is  attributable to the maturity and repayment of outstanding acquisition related debt in December 2011.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2012. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2012. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2011.

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

The Company currently anticipates that the costs and expenses associated with defending the OSHA Order will be material, and has established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the OSHA Order.  In the event of an ultimate finding in favor of Mr. Schick on his allegations, or a settlement of the pending litigation, the reserve may be inadequate to satisfy such adverse judgment or settlement, and our financial condition will be adversely affected.

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

ITEM 1A.  RISK FACTORS

In addition to the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, the Company has identified the following additional risk factor:

Certain of the Company’s products contain Dimethylamylamine (“DMAA”), the safety of which has been questioned by the FDA.  Any product liability associated with DMAA could expose us to significant risks.

Several of the Company’s products contain methylhexanamine (“DMAA”), which has been extensively marketed as a pre-workout sports supplement.  It has been reported that DMAA has potential side effects, including headache, nausea, and stroke.  At least one distributor of DMAA has been named in a class action lawsuit over DMAA’s safety.  The FDA recently sent warning letters to ten manufacturers and distributors of DMAA challenging the marketing of products containing DMAA for lack of evidence of safety, and stating that DMAA was not a dietary ingredient and is not, therefore, eligible to be used as an active ingredient in dietary supplements.  While the Company believes there is no basis for the FDA's action, and that DMAA is safe in the quantities included in the Company's products, until further studies are conducted or further action is taken by the FDA, no assurances can be given.  The Company has nevertheless recently reformulated its products containing DMAA, which it intends to introduce in the quarter ended June 30, 2012.  Although we maintain product liability insurance, it may not be sufficient to cover any product liability claims that may arise from the use of our products containing DMAA, if such claims are successfully asserted.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2012.

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

Registrant Date: May 21, 2012	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 21, 2012	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)