Form 10-Q
period 2012-06-30
BOND LABORATORIES, INC.
filed 2012-08-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]   No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Common stock, $0.01 par value	74,490,670

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

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	June 30,	December 31,
	2012	2011

CURRENT ASSETS
Cash	$605,295	$354,929
Accounts receivables - net	2,104,159	1,042,748
Inventory	2,839,401	1,877,282
Prepaid expenses and other current assets	48,139	21,421
Total current assets	5,596,994	3,296,380

PROPERTY AND EQUIPMENT, net	29,490	42,887

Intangibles assets, net	1,366,740	1,476,615
Deposits	3,048	6,830
TOTAL ASSETS	$6,996,272	$4,822,712

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,381,592	$767,171
Accrued expenses and other liabilities	178,358	162,128
Litigation reserve	250,000	250,000
Line of credit	437,089	437,089
Total current liabilities	2,247,039	1,616,388

TOTAL LIABILITIES	2,247,039	1,616,388

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Series B Preferred Stock, $.01 par value, 1,000 shares
authorized; 103.3 and 103.3 issued and outstanding of its
10% Perpetual Preferred Stock with a stated value of $10,000 per share with a cumulative dividend of $670,808 and $588,709
as of June 30, 2012 and December 31, 2011, respectively	670,809	588,710
Series C Preferred Stock, $.01 par value, 500 shares
authorized; 125 and 125 issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	1	1
Common Stock, $.01 par value, 150,000,000 shares authorized;
74,490,670 and 74,171,996 issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	744,907	741,720
Additional paid-in capital	26,979,661	27,014,893
Accumulated deficit	(23,646,145)	(25,138,999)
Total stockholders' equity	$4,749,233	$3,206,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,996,272	$4,822,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Revenue	$5,175,255	$3,169,476	$10,131,152	$6,158,780
Total	5,175,255	3,169,476	10,131,152	6,158,780

Cost of Goods Sold	3,200,293	2,042,795	6,408,550	3,966,563
Gross Profit	1,974,962	1,126,681	3,722,602	2,192,217

OPERATING EXPENSES:
General and administrative	597,831	257,137	1,119,137	813,621
Selling and marketing	539,101	398,073	982,526	733,092
Depreciation and amortization	60,740	66,682	123,271	134,141
Total operating expenses	1,197,672	721,892	2,224,934	1,680,854
OPERATING INCOME / (LOSS)	777,290	404,789	1,497,668	511,363

OTHER (INCOME) AND EXPENSES
Interest expense	4,340	8,314	9,312	17,771
Other income	-	-	(4,500)	-
Loss on the sale of assets	-	1,875	-	1,875
Total other (income) expense	4,340	10,189	4,812	19,646

NET INCOME / (LOSS)	$772,950	$394,600	$1,492,856	$491,717

NET INCOME / ( LOSS) PER SHARE:
Basic	$0.01	$0.01	$0.02	$0.01

Diluted	$0.01	$0.00	$0.02	$0.01

Basic	74,439,559	72,184,607	74,366,459	72,191,427

Diluted	95,557,030	93,780,182	95,184,485	93,732,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	(Unaudited)
	2012	2011

Net Income / (Loss)	$1,492,855	$491,717
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	123,272	134,141
Common Stock issued / (cancelled) for services	27,409	(27,250)
Common Stock purchase options issued / (cancelled) for services	22,644	-
Common Stock and warrants issued / (cancelled) for services	-	(116,932)
Loss on sale of assets	-	1,875
Changes in operating assets and liabilities:
Accounts receivables	(1,061,411)	(694,569)
Inventory	(962,119)	(501,148)
Prepaid expenses	(26,718)	889
Deposits	3,783	-
Accounts payable	614,421	615,888
Accrued liabilities	16,230	8,677
Net cash provided by / (used in) operating activities	250,366	(86,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	1,200
Net cash provided by / (used in) investing activities	-	1,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	-	(96,218)
Net cash provided by / (used in) financing activities	-	(96,218)

INCREASE (DECREASE) IN CASH	250,366	(181,730)
CASH, BEGINNING OF PERIOD	354,929	445,662
CASH, END OF PERIOD	$605,295	$263,932

Supplemental disclosure operating activities

Cash paid for interest	$9,312	$17,771
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Recent Developments

Effective August 3, 2012, without admitting any wrongdoing or liability, the Company settled all pending litigation with Schick (“Schick”), our former President, alleging that the Company had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008.  The settlement provides for certain payments to Schick totaling $360,000, of which $180,000 is paid over a twelve-month period.  In addition, the Company or its designee is obligated to purchase from Schick 600,000 shares of common stock of the Company held by Schick.  As a result of the settlement, all claims by Schick were dismissed, with prejudice, including all maters pending before the U.S. Department of Labor, Occupational Safety and Health Administration (together, the “OSHA Matter”).  The Company had previously established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the OSHA Matter, and believes that the settlement allows the Company to focus on the execution of its business plan without the costs, expenses and uncertainty of continued litigation.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Bond Laboratories, Inc. and NDS Nutrition Products, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded $1,669 related to bad debt and doubtful accounts during the quarter ended June 30, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At June 30, 2012, and December 31, 2011, the value of the Company’s inventory was $2,839,401 and $1,877,282 respectively.

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

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/ Amortization Period
Furniture and fixtures	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

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

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting For Uncertainty In Income Taxes” - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2012, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011

Finished goods	$2,443,146	$1,352,143
Components	396,255	525,139
Total	$2,839,401	$1,877,282

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2012 and Dec ember 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Equipment	$285,753	$285,753
Accumulated depreciation	(256,263)	(242,866)
Total	$29,490	$42,887

Depreciation expense for the six months ended June 30, 2012 was $13,397 compared to $24,267 for June 30, 2011.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
		-
Revolving Line of Credit of $1,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010 and further amended May 25, 2011, at an interest rate of 3.5% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The Line of Credit matures May 15, 2013 and is secured by 80% of the receivables and 25% of the inventory of NDS Nutrition Products, Inc. The Company pays interest only on this Line of Credit	437,089	437,089

Total of notes payable and advances	437,089	437,089
Less current portion	(437,089)	(437,089)

Long-term portion	$-	$-

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

Effective August 3, 2012, without admitting any wrongdoing or liability, the Company settled all pending litigation with Schick (“Schick”), our former President, alleging that the Company had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008. The settlement provides for certain payments to Schick totaling $360,000, of which $180,000 is paid over a twelve-month period. In addition, the Company or its designee is obligated to purchase from Schick 600,000 shares of common stock of the Company held by Schick. As a result of the settlement, all claims by Schick were dismissed, with prejudice, including all maters pending before the U.S. Department of Labor, Occupational Safety and Health Administration (together, the “OSHA Matter”). The Company had previously established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the OSHA Matter, and believes that the settlement allows the Company to focus on the execution of its business plan without the costs, expenses and uncertainty of continued litigation.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid Burnham Hill Advisors LLC ("BHA") $40,500 during the quarter ended June 30, 2012 for advisory and consulting fees pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated August 25, 2011.  Mr. Michael Abrams, the Company’s Interim Chief Financial Officer, is an employee of BHA. The fees paid BHA include the services provided by Mr. Abrams to the Company in his capacity as Interim CFO.  In addition, Mr. Abrams is paid $1,500 per month directly by the Company in consideration for his services provided to the Company.

NOTE 9 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator, as well as the weighted average number of shares of Series C Convertible Preferred Stock on a converted basis. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended June 30, 2012 included 74,439,559 shares of common stock, 5,000,000 shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock at $0.25 per share, 15,018,582 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants (all of which are presently out of the money), and 1,098,889 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended June 30, 2012 and 2011.

	June 30,	June 30,
	2012	2011

Income / (Losses) available for common shareholders	772,950	394,600

Basic weighted average common shares outstanding	74,439,559	72,184,607
Basic income / (loss) per share	0.01	0.01

Diluted weighted average common shares outstanding	95,557,030	93,780,182
Diluted income / (loss) per share	0.01	0.00

Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 74,490,670 common shares were issued and outstanding as of June 30, 2012. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, of which 0 shares were issued and outstanding as of June 30, 2012. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, of which 103.3 were issued and outstanding as of June 30, 2012. The Company recorded an accumulated dividend of $670,808 as of June 30, 2012, which was recorded against the par value of the 10% Cumulative Perpetual Series B Preferred Stock and Additional Paid in Capital. The outstanding 10% Cumulative Perpetual Series B Preferred Stock has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, of which 125 shares were issued and outstanding as of June 30, 2012. The Series C Convertible Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of June 30, 2012, 1,200,000 options to purchase common stock of the Company were issued and outstanding, 500,000 of which had an exercise price equal to $0.10 per share, and 700,000 of which had an exercise price equal to $0.09 per share.

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

As of June 30, 2012, 15,018,582 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
175,864	$0.770	12/31/09	12/31/14	No
3,511,540	$0.750	09/30/09	10/01/12	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
50,000	$0.500	11/01/09	11/01/12	No
65,000	$0.500	12/21/09	12/21/12	No
350,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
142,593	$0.360	05/14/10	05/14/15	Yes
60,000	$0.350	07/01/09	07/01/12	No
175,000	$0.350	08/20/09	08/20/14	No
2,218,125	$0.350	09/01/09	09/01/12	No
50,000	$0.350	11/01/09	11/01/12	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
15,018,582

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.2%
Weighted average expected life (in years)	1.2

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended June 30, 2012 the Company issued 191,667 shares of common stock for services and recorded an expense of $17,250 for the fair value of services rendered. In addition to the above, during the quarter ended June 30, 2012 the Company issued 700,000 common stock purchase options to employees and directors for services and recorded an expense of $22,644 for the fair value of services rendered.

NOTE 11 - INCOME TAXES

The Company restored a portion of its valuation allowance for deferred tax assets of $420,000 for the quarter ended June 30, 2012, based on the Company’s expected utilization of federal and state net operating loss carryforwards NOLs.   The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”). The Company has maintained a valuation 100% allowance for the remaining deferred tax asset related to these NOL’s until it has completed its study of the effect of Section 382 on the utilization of these NOLs, although the Company expects utilization of at least a portion of these NOLs.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management maintains a full valuation allowance as of June 30, 2012 based on both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard. As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of June 30, 2012. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.

The Company has no significant unrecognized tax benefits.

NOTE 12 – SUBSEQUENT EVENTS

Effective August 3, 2012, without admitting any wrongdoing or liability, the Company settled all pending litigation with Schick (“Schick”), our former President, alleging that the Company had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008. The settlement provides for certain payments to Schick totaling $360,000, of which $180,000 is paid over a twelve-month period. In addition, the Company or its designee is obligated to purchase from Schick 600,000 shares of common stock of the Company held by Schick. As a result of the settlement, all claims by Schick were dismissed, with prejudice, including all maters pending before the U.S. Department of Labor, Occupational Safety and Health Administration (together, the “OSHA Matter”). The Company had previously established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the OSHA Matter, and believes that the settlement allows the Company to focus on the execution of its business plan without the costs, expenses and uncertainty of continued litigation.

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

Results of Operations

Net Sales.  Revenue for the three months ended June 30, 2012 increased to $5,175,255 as compared to $3,169,476 for the three months ended June 30, 2011. Revenues for the six months ended June 30, 2012 increased to $10,131,152 as compared to $6,158,780. This increase was primarily driven by continued strong sales of recently introduced products and greater average sales per retail location.  We currently market more than 50 products to over 900 GNC franchise locations nationwide. The Company continually seeks to increase both the number of stores and number of approved products that comprise its distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.  In addition to the above, during the quarter ended June 30, 2012 the Company shipped its first international orders.  While not a material component of revenue for the quarter, management anticipates that continued international expansion will be a major driver of future growth.

During the quarter ended June 30, 2012, approximately 30% of the Company’s revenue was attributable to products containing DMAA.  The Company reintroduced such products with a new formulation excluding DMAA during the quarter ending June 30, 2012.  In the event the reformulated products do not generate the level of sales as compared to the products they replaced containing DMAA, and such decrease in product sales is not otherwise offset by sales attributable to new products introduced by the Company, the Company’s net sales may be affected, and such affect may be material.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2012 increased to $3,200,293 as compared to $2,042,795 for the three months ended June 30, 2011. Cost of goods sold for the six months ended June 30, 2012 increased to $6,408,550 as compared to $3,966,563 for the six months ended June 30, 2011.  The increase was primarily attributable to increased sales volume during the quarter.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2012 increased to $597,831 as compared to $257,137 for the three months ended June 30, 2011. General and administrative expense for the six months ended June 30, 2012 increased to $1,119,137 as compared to $813,621 for the six months ended June 30, 2011. The increase in general and administrative expense is primarily attributable to legal costs and expenses incurred in connection with the Schick litigation, which litigation was subsequently settled in July 2012.  Although no assurances can be given, management currently anticipates that legal costs and expenses in subsequent periods will substantially decrease, resulting in lower general and administrative expense subsequent to the quarter ended June 30, 2012 compared to the quarter ended June 30, 2012.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2012 increased to $539,101 as compared to $398,073 for the three months ended June 30, 2011.  Selling and marketing expense for the six months ended June 30, 2012 increased to $982,526 as compared to $733,092 for the six months ended June 30, 2011. The increase in selling and marketing expense is principally attributable to expanded marketing activities designed to support current and expected future revenue growth.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2012 decreased to $60,740 as compared to $66,682 for the three months ended June 30, 2011.  Depreciation and amortization for the six months ended June 30, 2012 decreased to $123,271 as compared to $134,141 for the six months ended June 30, 2011.

Net Income / (Loss).  We generated a profit of $772,950 for the three months ended June 30, 2012 as compared to a profit of $394,600 for the three months ended June 30, 2011. We generated a profit of $1,492,856 for the six months ended June 30, 2012 as compared to a profit of $491,717 for the six months ended June 30, 2011. The increase was driven by greater sales volume at sustained margins in concert with ongoing cost control programs.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the six month period ended June 30, 2012. Together with anticipated cash derived from operations, our existing cash resources are expected to provide for the Company’s liquidity through at least December 31, 2012. Although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond December 31, 2012.

Cash Provided by / (Used in) Operations.  Our cash provided by operating activities for the six months ended June 30, 2012 was $250,366 as compared to cash provided by operating activities of $(86,712) for the six months ended June 30, 2011. The increase is mainly attributable to increased net income.

Cash Provided by / (Used in) Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2012 was $0 as compared to $1,200 for the six months ended June 30, 2011.

Cash Provided by / (Used in) Financing Activities.  Our cash used in financing activities for the six months ended June 30, 2012 was $0 as compared to cash used in financing activities of $(96,218) for the six months ended June 30, 2011. The improvement is attributable to the retirement of previously issued acquisition-related debt.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2012. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2012. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2011.

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

Effective August 3, 2012, without admitting any wrongdoing or liability, the Company settled all pending litigation with Schick (“Schick”), our former President, alleging that the Company had committed certain unlawful employment practices, including retaliatory termination of his employment for “whistle blowing,” in connection with his separation from the Company in October 2008. The settlement provides for, certain payments to Schick totaling $360,000, of which $180,000 is paid over a twelve-month period. In addition, the Company or its designee is obligated to purchase from Mr. Schick 600,000 shares of common stock of the Company. As a result of the settlement, all claims by Schick were dismissed, with prejudice, including all maters pending before the U.S. Department of Labor, Occupational Safety and Health Administration (together, the “OSHA Matter”). The Company had previously established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the OSHA Matter, and believes that the settlement allows the Company to focus on the execution of its business plan without the costs, expenses and uncertainty of continued litigation.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2012.

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

Registrant Date: August 14, 2012	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 14, 2012	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)