Form 10-Q
period 2012-09-30
BOND LABORATORIES, INC.
filed 2012-11-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2012
Common stock, $0.01 par value	74,590,670

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

-i-

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	September 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$1,187,369	$354,929
Accounts receivables - net	1,395,021	1,042,748
Inventory	2,471,516	1,877,282
Prepaid expenses and other current assets	176,565	21,421
Total current assets	5,230,471	3,296,380

PROPERTY AND EQUIPMENT, net	23,788	42,887

Intangibles assets, net	1,311,803	1,476,615
Deposits	3,048	6,830
TOTAL ASSETS	$6,569,110	$4,822,712

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$738,773	$767,171
Accrued expenses and other liabilities	121,104	162,128
Federal Tax Payable	5,500	-
Litigation Reserve	40,000	250,000
Line of Credit	437,089	437,089
Total current liabilities	1,342,466	1,616,388

TOTAL LIABILITIES	1,342,466	1,616,388

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Series B Preferred Stock, $.01 par value, 1,000 shares authorized; 103.3 and 103.3 issued and outstanding of its 10% Perpetual Preferred with a Stated Value of $10,000 per share with a cumulative dividend of $713,403 and $588,709 as of September 30, 2012 and December 31, 2011, respectively	713,404	588,710
Series C Preferred Stock, $.01 par value, 500 shares authorized; 125 and 125 issued and outstanding with a Stated Value of $10,000 per share with a cumulative dividend of $37,876 and $0 as of September 30, 2012 and December 31, 2011, respectively	37,877	1
Common stock, $.01 par value, 150,000,000 shares authorized; 74,590,670 and 74,171,996 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	745,907	741,720
Additional paid-in capital	26,908,190	27,014,893
Accumulated deficit	(23,178,735)	(25,138,999)
Total stockholders' equity	$5,226,644	$3,206,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,569,110	$4,822,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Revenue	$4,591,182	$3,219,792	$14,722,334	$9,378,573
Total	4,591,182	3,219,792	14,722,334	9,378,573

Cost of Goods Sold	2,956,672	2,021,204	9,365,222	5,987,768
Gross Profit	1,634,510	1,198,588	5,357,112	3,390,805
	35.6%	37.2%	36.4%	36.2%
OPERATING EXPENSES:
General and administrative	451,270	332,932	1,570,407	1,146,550
Selling and marketing	653,151	501,316	1,635,677	1,234,408
Depreciation and amortization	60,640	66,561	183,911	200,704
Total operating expenses	1,165,061	900,809	3,389,995	2,581,662
OPERATING INCOME / (LOSS)	469,449	297,779	1,967,117	809,143

OTHER (INCOME) AND EXPENSES
Interest expense	4,624	7,208	13,936	24,980
Other income	(8,084)	-	(12,584)	-
Loss on the sale of assets	-	-	-	1,875
Total other (income) expense	(3,460)	7,208	1,352	26,855

NET INCOME / (LOSS) BEFORE TAX	472,909	290,571	1,965,765	782,288

Tax expense	5,500	-	5,500	-

NET INCOME / (LOSS)	$467,409	$290,571	$1,960,265	$782,288

NET INCOME / ( LOSS) PER SHARE:
Basic	$0.01	$0.00	$0.03	$0.01

Diluted	$0.00	$0.00	$0.02	$0.01

Basic	74,538,448	73,346,579	74,423,788	72,576,477

Diluted	94,982,968	94,443,009	95,117,313	93,969,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	(Unaudited)
	2012	2011

Net Income / (Loss)	$1,960,265	$782,288
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,911	200,704
Common stock issued / (cancelled) for services	37,411	81,101
Options and warrants issued / (cancelled) for services	22,643	(298,540)
Loss on sale of assets	-	1,875
Changes in operating assets and liabilities:
Accounts receivables	(352,273)	(577,622)
Inventory	(594,234)	(480,682)
Prepaid expenses	(155,144)	28,101
Deposits	3,782	-
Accounts payable	(28,398)	242,656
Accrued liabilities	(35,524)	18,573
Litigation Reserve	(210,000)	-
Net cash provided by / (used in) operating activities	832,440	(1,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	1,200
Net cash provided by / (used in) investing activities	-	1,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of notes payable	-	-
Repayments of note payable	-	(146,153)
Net cash provided by / (used in) financing activities	-	(146,153)

INCREASE (DECREASE) IN CASH	832,440	(146,499)
CASH, BEGINNING OF PERIOD	354,929	445,662
CASH, END OF PERIOD	$1,187,369	$299,163

Supplemental disclosure operating activities

Cash paid for interest	$13,936	$24,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three- and nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Bond Laboratories, Inc. and NDS Nutrition Products, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated condensed financial statements.

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

These estimates and assumptions also effect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is derived from product sales. The Company recognizes revenue from product sales in accordance with Accounting Standards Codification ("ASC") Topic 605 “Revenue Recognition in Financial Statements” which assesses revenue upon: (i) the time customers are invoiced at shipping point provided title and risk of loss has passed to the customer, (ii) evidence of an arrangement exists, (iii) fees are contractually fixed or determinable, (iv) collection is reasonably assured through historical collection results and regular credit evaluations, and (v) there are no uncertainties regarding customer acceptance.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded $2,576 related to bad debt and doubtful accounts during the quarter ended September 30, 2012.

Allowance for Doubtful Accounts

The determination of collectability of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on factors that affect collectability. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At September 30, 2012, and December 31, 2011, the value of the Company’s inventory was $2,471,516 and $1,877,282, respectively.

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

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/ Amortization Period
Furniture and fixtures	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years
Goodwill and Other Intangible Assets	10 Years

The Company adopted Statement of Financial Accounting Standard (“FASB”) ASC Topic 350 Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, “Long-Lived Assets,” such as property, plants, equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48– “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2012, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in a bank located in Nebraska. The Federal Depository Insurance Corporation (“FDIC”) insures accounts up to $250,000.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011

Finished goods	$1,587,561	$1,352,143
Components	883,955	525,139
Total	$2,471,516	$1,877,282

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Equipment	$285,753	$285,753
Accumulated depreciation	(261,965)	(242,866)
Total	$23,788	$42,887

       Depreciation and amortization expense for the nine months ended September 30, 2012 was $183,910 compared to $200,704 for September 30, 2011.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Revolving line of credit of $2,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, and August 22, 2012, at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2013 and is secured by 80% of the receivables and 25% of the inventory of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089

Total of notes payable and advances	437,089	437,089
Less current portion	(437,089)	(437,089)

Long-term portion	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

Effective August 3, 2012, without admitting any wrongdoing or liability, the Company settled all pending litigation with Eric Schick, the Company’s former President, related to allegations that the Company had committed certain unlawful employment practices (the “Schick Litigation”). The settlement provides for certain payments to Mr. Schick totaling $360,000, of which $180,000 was paid as a lump sum and $180,000 is payable over a twelve-month period in equal monthly installments of $15,000 each.  As a result of the settlement of the Schick Litigation, all claims by Mr. Schick were dismissed, with prejudice. The Company had previously established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the Schick Litigation, and believes that the settlement allows the Company to focus on the execution of its business plan without the costs, expenses and uncertainty of continued litigation.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid Burnham Hill Advisors LLC ("BHA") $40,500 during the quarter ended September 30, 2012 for advisory and consulting fees pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated August 25, 2012.  Mr. Michael Abrams, the Company’s Interim Chief Financial Officer, is an employee of BHA. The fees paid to BHA under the terms of the Agreement, $13,500 per month, include the services provided by Mr. Abrams to the Company in his capacity as its Chief Financial Officer. Additionally, Mr. Abrams receives $1,500 per month directly from the Company in consideration for his services provided to the Company.

NOTE 9 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator, as well as the weighted average number of shares of Series C Convertible Preferred Stock on an as converted basis. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended September 30, 2012 included 74,538,448 shares of common stock, 5,000,000 shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock at $0.25 per share, 14,244,520 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants (all of which are presently out of the money), and 1,200,000 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended September 30, 2012 and 2011.

	September 30,	September 30,
	2012	2011

Income / (Losses) available for common shareholders	$467,410	$290,571

Basic weighted average common shares outstanding	74,538,448	73,346,579
Basic income / (loss) per share	$0.01	$0.00

Diluted weighted average common shares outstanding	94,982,968	94,443,009
Diluted income / (loss) per share	$0.00	$0.00

       Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 74,590,670 common shares were issued and outstanding as of September 30, 2012. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, none of which were issued and outstanding as of September 30, 2012. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, of which 103.3 were issued and outstanding as of September 30, 2012. The Company recorded an accumulated dividend of $713,403 as of September 30, 2012, which was recorded against the par value of the 10% Cumulative Perpetual Series B Preferred Stock and Additional Paid in Capital. The outstanding 10% Cumulative Perpetual Series B Preferred Stock has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, of which 125 shares were issued and outstanding as of September 30, 2012. The Company recorded an accumulated dividend of $37,876 as of September 30, 2012, which was recorded against the par value of the Series C Convertible Preferred Stock and Additional Paid in Capital. The Series C Convertible Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of September 30, 2012, 1,200,000 options to purchase common stock of the Company were issued and outstanding, 500,000 of which had an exercise price equal to $0.10 per share, and 700,000 of which had an exercise price equal to $0.09 per share.

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

As of September 30, 2012, 9,228,917 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
175,864	$0.770	12/31/09	12/31/14	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
50,000	$0.500	11/01/09	11/01/12	No
65,000	$0.500	12/21/09	12/21/12	No
350,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
200,000	$0.375	10/09/09	10/09/12	No
142,593	$0.360	05/14/10	05/14/15	Yes
175,000	$0.350	08/20/09	08/20/14	No
50,000	$0.350	11/01/09	11/01/12	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
9,228,917

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.2%
Weighted average expected life (in years)	1.6

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended September 30, 2012 the Company issued 100,000 shares of common stock for services and recorded an expense of $10,000 for the fair value of services rendered. In addition to the above, during the quarter ended September 30, 2012 the Company issued 0 common stock purchase options to employees and directors for services and recorded an expense of $0 for the fair value of services rendered.

NOTE 11 - INCOME TAXES

The Company restored a portion of its valuation allowance for deferred tax assets of $700,000 for the three quarters ended September 30, 2012, based on the Company’s expected utilization of federal and state net operating loss carryforwards NOLs.   The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”). The Company has maintained a 100% valuation allowance for the remaining deferred tax asset related to these NOL’s until it has completed its study of the effect of Section 382 on the utilization of these NOLs, although the Company expects utilization of at least a portion of these NOLs. Income tax expense of $5,500 was accrued for federal alternative minimum tax.

Management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences.  Management maintains a full valuation allowance as of September 30, 2012 based on both positive and negative evidence. The weight of negative factors and level of economic uncertainty in our current business continued to support the conclusion that the realization of its deferred tax assets does not meet the more likely than not standard. As a result of this evaluation, a full valuation allowance remained against the net deferred tax assets as of September 30, 2012. Management will continue to periodically reevaluate the valuation allowance and, to the extent that conditions change, some or all of such valuation allowance could be reversed in future periods.

The Company has no significant unrecognized tax benefits.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that no subsequent events are reasonably likely to impact the financial statements.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Results of Operations

Net Sales.  Revenue for the three months ended September 30, 2012 increased to $4,591,183 as compared to $3,219,792 for the three months ended September 30, 2011. Revenues for the nine months ended September 30, 2012 increased to $14,722,334 as compared to $9,378,573 for the nine months ended September 30, 2011. This increase was primarily driven by continued strong sales of recently introduced products, greater average sales per retail location, and the recent introduction of our products in international markets.  We currently market 47 products to over 900 GNC franchise locations nationwide, and 10 products internationally to GNC franchise locations in four countries. The Company continually seeks to increase both the number of stores and number of approved products that comprise its distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.  While not a material component of revenue for this quarter, management anticipates that continued international expansion will be a major driver of future growth.

During the quarter ended September 30, 2012, approximately 1.5% of the Company’s revenue was attributable to products containing DMAA.  The Company reintroduced such products with a new formulation excluding DMAA during the quarter ending June 30, 2012, and continued to sell products containing this new formulation during the quarter ending September 30, 2012.  In the event the reformulated products do not generate the level of sales as compared to the products they replaced containing DMAA, and such decrease in product sales is not otherwise offset by sales attributable to new products introduced by the Company, the Company’s net sales may be affected, and such affect may be material.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2012 increased to $2,956,672 as compared to $2,021,204 for the three months ended September 30, 2011. Cost of goods sold for the nine months ended September 30, 2012 increased to $9,365,222 as compared to $5,987,768 for the nine months ended September 30, 2011.  The increase was primarily attributable to increased sales volume during the quarter.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2012 increased to $451,271 as compared to $332,932 for the three months ended September 30, 2011. General and administrative expense for the nine months ended September 30, 2012 increased to $1,570,408 as compared to $1,146,550 for the nine months ended September 30, 2011. The increase in general and administrative expense is primarily attributable to higher personnel costs associated with our continued growth and legal costs and expenses incurred in connection with the Schick Litigation.  Management currently anticipates that legal costs and expenses in subsequent periods will substantially decrease, resulting in lower general and administrative expense subsequent to the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2012 increased to $653,151 as compared to $501,316 for the three months ended September 30, 2011.  Selling and marketing expense for the nine months ended September 30, 2012 increased to $1,635,677 as compared to $1,234,408 for the nine months ended September 30, 2011. The increase in selling and marketing expense is principally attributable to expanded marketing activities designed to support current and expected future revenue growth, which includes costs most notably driven by increased product sales made in connection with the Company’s participation in GNC’s annual franchise convention. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management does not anticipate that selling and marketing expense will increase at the same rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2012 decreased to $60,640 as compared to $66,561 for the three months ended September 30, 2011.  Depreciation and amortization for the nine months ended September 30, 2012 decreased to $183,911 as compared to $200,704 for the nine months ended 30, 2011.

Net Income/(Loss).  We generated a profit of $467,409 for the three months ended September 30, 2012 as compared to a profit of $290,571 for the three months ended September 30, 2011. We generated a profit of $1,960,265 for the nine months ended September 30, 2012 as compared to a profit of $782,288 for the nine months ended September 30, 2011. The increase was driven by greater sales volume at sustained margins together with ongoing cost control programs.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the nine month period ended September 30, 2012. Together with anticipated cash derived from operations, our existing cash resources are expected to provide for the Company’s liquidity through at least December 31, 2012. Although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond December 31, 2012.

Cash Provided by/(Used in) Operations.  Our cash provided by operating activities for the nine months ended September 30, 2012 was 832,440 as compared to cash used by operating activities of $1,546 for the nine months ended September 30, 2011. The increase is mainly attributable to increased net income.  Cash provided by operations during the nine months ended September 30, 2012 included $210,000 in payments in connection with  the settlement of the Schick Litigation.  We anticipate using an additional $45,000 in cash through December 31, 2012 in connection with the settlement of the Schick Litigation; however, management nevertheless anticipates reporting positive cash provided by operations during the fourth quarter, and for the year ended December 31, 2012.

Cash Provided by/(Used in) Investing Activities.  Cash provided by investing activities for the nine months ended September 30, 2012 was $0 as compared to $1,200 for the nine months ended September 30, 2011.

Cash Provided by/(Used in) Financing Activities.  Our cash used in financing activities for the nine months ended September 30, 2012 was $0 as compared to cash used in financing activities of $146,153 for the nine months ended September 30, 2011. The improvement is attributable to the retirement of previously issued acquisition-related debt.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2012. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2012. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2011.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Schick Litigation

Effective August 3, 2012, without admitting any wrongdoing or liability, the Company settled the Schick Litigation. The settlement provides for certain payments to the Company’s former President, Eric Schick, totaling $360,000, of which $180,000 is paid over a twelve-month period. As a result of the settlement, all claims by Mr. Schick were dismissed, with prejudice, including all maters pending before the U.S. Department of Labor, Occupational Safety and Health Administration. The Company had previously established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the Schick Litigation, and believes that the settlement allows the Company to focus on the execution of its business plan without the costs, expenses and uncertainty of continued litigation.

CycloBolan Matter

On October 7, 2010, Infinite Labs LLC ("Infinite Labs") was served with a complaint filed in the State of New York, Supreme Court, County of Onondaga, alleging numerous physical and psychological injuries by an individual in connection with his ingestion of CycloBolan, a supplement manufactured by NDS. Infinite Labs was a product line previously marketed by NDS, which was discontinued in September 2009.  The parties are currently engaged in written discovery and no depositions have been taken to date. Because there has been no discovery done with respect to causation, it is impossible to currently evaluate the likelihood of any outcome or potential loss, if any. The plaintiff initially seeks damages of $500,000. The lawsuit was tendered to the Company’s insurance carrier, which has assumed the defense of the case at no cost to the Company. Management currently believes the overall risk to the Company in connection with this matter is minimal.

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

Several of the Company’s products contain DMAA, which has been extensively marketed as a pre-workout sports supplement.  It has been reported that DMAA has potential side effects, including headache, nausea, and stroke.  At least one distributor of DMAA has been named in a class action lawsuit over DMAA’s safety.  The FDA recently sent warning letters to ten manufacturers and distributors of DMAA challenging the marketing of products containing DMAA for lack of evidence of safety, and stating that DMAA was not a dietary ingredient and is not, therefore, eligible to be used as an active ingredient in dietary supplements.  While the Company believes there is no basis for the FDA's action, and that DMAA is safe in the quantities included in the Company's products, until further studies are conducted or further action is taken by the FDA, no assurances can be given.  The Company has nevertheless recently reformulated its products containing DMAA, reintroduced products with a new formulation excluding DMAA during the quarter ending June 30, 2012, and continued to sell products containing this new formulation during the quarter ending September 30, 2012.  Although we maintain product liability insurance, it may not be sufficient to cover any product liability claims that may arise from the use of our products containing DMAA, if such claims are successfully asserted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2012.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: November 14, 2012	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 14, 2012	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)