Form 10-K
period 2012-12-31
BOND LABORATORIES, INC.
filed 2013-04-01
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  0-25474

Bond Laboratories, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State of Incorporation)	(IRS Employer Identification No.)

4509 S 143rd Street, Suite 1, Omaha, Nebraska 68137
(Address of principal executive offices)

 (402) 333-5260
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value per share

(Title of Class)
Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [X]

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

(Check one):
Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $3,902,839.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 28, 2013, there were 77,753,482 shares of common stock, $0.01 par value per share, issued and outstanding.

Documents Incorporated By Reference - None

Bond Laboratories, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 and 2011

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

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports performance, weight loss and general nutrition products that are currently marketed and sold nationally through NDS, the Company’s wholly-owned subsidiary.  NDS currently markets approximately 50 different products to approximately 800 GNC franchise locations located in the United States, as well as to eight (8) additional countries all of which are distributed through either the Company’s direct distribution system or GNC’s distribution system. A complete product list is available on our website at www.ndsnutrition.com. Key brands include:

■	Professional Muscular Development, a comprehensive line of sports nutrition products, examples include Pump Fuel, ACG3 and Core Fuel;
■	A complete suite of products that support weight loss and increased metabolism: examples include EvoLean, Lipo Rush, and Cardio Cuts; and
■	Doctor Health, a diverse line of products that promote general health and well-being, examples include Dr. Detox, Dr. Cholesterol and Dr. Joints.

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

New Product Identification

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 7 new products during the year ended December 31, 2012, including PumpFuel Insanity and EvoLean. Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

The Company principally distributes its sports performance, weight loss and general nutrition products through approximately 800 GNC franchise locations located throughout the United States. Each GNC franchisee represents a discrete customer for the Company. As of December 31, 2012, the Company distributed products to more than 400 franchisee customers operating between one and 18 independently owned franchise locations each. In addition, the Company currently distributes products to eight countries internationally.  For the year ended December 31, 2012, sales to GNC franchises represented approximately 97% of the total sales of the Company. Direct sales to GNC for distribution to various franchise locations accounted for 14% of total revenue. No other single customer represented more than 5% of total revenue. The remaining 3% of sales were attributable to other distribution channels including online sales through the Company-owned website at www.ndsnutrition.com, and sales of its Core Active Nutrition Products.

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

Competition

The Company competes with many companies engaged in selling nutritional supplement industry. The Company also competes with companies who sell products similar to the Company’s products online. Many of the Company’s competitors have significantly greater financial and human resources than the Company does.  The Company seeks to differentiate its products and marketing from its competitors based on its product quality, benefits, and functional ingredients.  Patent and trademark applications that cover new formulas and embody new technology will be pursued whenever possible.  While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

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

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Occupational Safety and Health Administration (“OSHA”), the Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling, holding, sale, and distribution of foods and nutritional supplements (including vitamins, minerals, amino acids, herbs, and botanicals). The FTC has jurisdiction to regulate the advertising of these products. The CPSC is charged with protecting the public from risks of serious injury or death associated with the use of consumer products. Nutritional supplements are among the over 15,000 types of consumer products under CPSC’s jurisdiction. When consumers complain to the CPSC about alleged harm stemming from ingestion of a nutritional supplement, CPSC may contact the entity concerned, inform it of the nature of the complaint, and invite a response. CPSC has conducted several recalls of iron-containing dietary supplements that do not comply with the child-resistant packaging requirement. The OSHA is charged with protecting workplace safety. Nutritional supplement companies must maintain a safe workplace and may from time to time be subject to queries from OSHA if manufacturing methods or procedures raise a question of worker safety. The USDA has jurisdiction over animal food and animal feed, including regulatory control over the harvesting of animal-based source materials, including animal-derived proteins, and animal-derived gelatin capsules, used in the making of dietary supplements. The EPA regulates dietary supplement compliance with standards established under the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, and the Pollution Prevention Act as they affect the use, maintenance, and disposal of substances used in and facilities used for the manufacture of nutritional supplements.

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

Prior to June 2012, several of the Company’s products contained methylhexanamine (“DMAA”), which has been extensively marketed as a pre-workout sports supplement.  It has been reported that DMAA has potential side effects, including headache, nausea, and stroke.  At least one distributor of DMAA has been named in a class action lawsuit over DMAA’s safety.  While the Company believes that DMAA is safe in the quantities included in its products, until further studies are conducted, no assurances can be given. In response to the above, the Company voluntarily elected to reformulate its products. As of June 2012, none of the Company’s products contain any DMAA.

DSHEA permits statements of nutritional support to be included in labeling for nutritional supplements without FDA premarket approval. These statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease.” These statements may describe a benefit related to a nutrient deficiency disease, the role of a nutrient or nutritional ingredient intended to affect the structure or function in humans, the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, the general well-being from consumption of a nutrient or dietary ingredient, but may not expressly or implicitly represent that a nutritional supplement will diagnose, cure, mitigate, treat or prevent a disease. An entity that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

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

On August 25, 2007 the FDA adopted the final regulations for large manufactures of a standard originally proposed in March 2003 of the current Good Manufacturing Practices guidelines (“cGMPs”) for the manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. The new regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture and are intended to ensure that products are accurately labeled and don’t contain adulterants and contaminants. While the rule allowed for medium and small manufacturers to have until 2012 and 2011, respectively, to comply with the cGMPs, most of our contract manufacturers did not qualify as small or medium. As a result, many of our contract manufacturers began following the proposed cGMPs or even pharmaceutical cGMPs well before the final rule was published. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs.

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

Employees

We had 13 full-time employees and 1 part-time employee as of December 31, 2012. We consider our employee relations to be good. In addition to the above, the Company retains consultants for certain services on an as needed basis.

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

Although we have achieved positive net income in the prior two fiscal years, we have incurred losses in the past and there can be no assurance that we will continue to achieve profitability in the future.

While we achieved positive net income for the year ended December 31, 2012 and 2011, there can be no assurance we will continue to achieve positive net income. At December 31, 2012 and December 31, 2011, we had an accumulated deficit of $(22,614,723) and $(25,138,999), respectively.  We may require additional capital to execute our business and marketing plan.  Our prior history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.  If we are not able to maintain positive cash flow from operations and we are otherwise unable to obtain additional financing, we may be unable to continue our operations.

We are currently dependent on sales to GNC franchisees for 97% of our total sales.

We currently have a purchasing agreement with GNC that provides terms and conditions for the sale of product to GNC franchisees.  Sales to GNC franchises during the year ended December 31, 2012 were $17,551,988, representing 97% of total sales.  GNC’s franchisees are not required to purchase product from the Company.  In the event GNC franchisees cease purchasing products from the Company, or otherwise reduce their purchases, the Company’s total revenues would be negatively impacted, and such impact would be material.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to additional GNC franchisees, as well as increasing sales of our Core Active Nutrition Products.  We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to additional GNC franchisees, both domestically as well as internationally, as well as increasing the number of independent retailers selling Core Active Nutrition Products.  We may not be successful increasing sales to additional GNC franchisees, or contracting with additional independent retailers to market and sell Core Active Nutrition Products.  In addition, although we began to distribute our products internationally in the year ended December 31, 2012, we do not have an established history of international expansion, and therefore have no assurance that any further efforts to sell our products outside the United States will result in material increased revenue. Additionally, we may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurance as to whether we will be able to comply with such regulatory or legal requirements.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of protein shakes and nutritional supplements similar to ours, including retail, online and mail order providers.  Many of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

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

In general, our products sold consist of nutritional supplements, which are classified in the United States as “dietary supplements” which do not currently require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed by the Company, there is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form.  The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.

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

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the bid price of our common stock has ranged from a high $0.14 to a low of $0.05 during the period commencing January 1, 2012 and ending December 31, 2012. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Omaha, NE and maintains a lease at a cost of $3,965 per month. The Omaha facility is a total of 4,743 square feet inclusive of approximately 1,000 square feet of on-site warehouse space. Other than the Omaha facility the Company does lease or own any property.

Summary monthly lease information for 2012 and 2011 is provided as follows:

	Omaha	Dallas(1)	Total
2011	$4,501	$1,000	$5,501
2012	$3,965	$–	$3,965

(1)	Commenced May 2009 and terminated March 2011.

ITEM 3.  LEGAL PROCEEDINGS

CycloBolan Matter

        On October 7, 2010, Infinite Labs LLC ("Infinite Labs") was served with a complaint filed in the State of New York, Supreme Court, County of Onondaga, alleging numerous physical and psychological injuries by an individual in connection with his ingestion of CycloBolan, a supplement manufactured by NDS. Infinite Labs was a product line previously marketed by NDS, which was discontinued in September 2009.  The parties are currently engaged in written discovery and no depositions have been taken to date. Because there has been no discovery done with respect to causation, it is impossible to currently evaluate the likelihood of any outcome or potential loss, if any. The plaintiff is seeking damages currently believed to be in excess of $500,000. The lawsuit was tendered to the Company’s insurance carrier, which has assumed the defense of the case at no cost to the Company. Management currently believes the overall risk to the Company in connection with this matter is minimal.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market, and quoted on the OTCQB market under the symbol BNLB.

At December 31, 2012, there were 74,753,482 shares of common stock outstanding and there were approximately 220 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2012
First Quarter (January - March 2012)	$0.10	$0.06
Second Quarter (April - June 2012)	$0.09	$0.05
Third Quarter (July - September 2012)	$0.14	$0.07
Fourth Quarter (October - December 2012)	$0.12	$0.08

Fiscal Year 2011
First Quarter (January - March 2011)	$0.16	$0.10
Second Quarter (April - June 2011)	$0.12	$0.08
Third Quarter (July - September 2011)	$0.16	$0.09
Fourth Quarter (October - December 2011)	$0.12	$0.07

On March 20, 2013, the closing bid price of our common stock was $0.09.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2012. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our transfer agent and registrar for the common stock is Colonial Stock & Transfer located in Salt Lake City, Utah.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

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

Revenue Recognition

Revenue is derived from product sales. The Company recognizes revenue from product sales in accordance with Statement of Financial Accounting Standard (“FASB”) ASC Topic 605, Revenue Recognition in Financial Statements, which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $34,307 and $8,924 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2012 and 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2012, the value of the Company’s inventory was $3,684,991 and at December 31, 2011, the value of the Company’s inventory was $1,877,282.

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

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation / Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

The Company adopted FASB ASC Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, Accounting for Income Taxes, to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48; Accounting For Uncertainty In Income Taxes - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue increased to $18,093,202 for the year ended December 31, 2012 from $12,091,611 for the year ended December 31, 2011.  The $6,001,591 increase was primarily driven by continued strong sales of existing products, greater average sales per retail location, the introduction of several new products, as well as the continued expansion into international markets.  We currently market approximately 50 products to over 800 GNC franchise locations nationwide, as well as eight other countries.  The Company continually seeks to increase both the number of stores and number of approved products that comprise its distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.  While not a material component of revenue for during the year ended December 31, 2012, management anticipates that continued international expansion will be a major driver of future growth.

Results from operations also included revenue of $0 and $12,569 for the fiscal years ended December 31, 2012 and 2011, respectively, attributable to the Company’s Fusion Premium Beverages division, which the Company discontinued as of December 31, 2011. Excluding revenue related to both Fusion and certain discontinued product lines, revenue for years ended December 31, 2012 and 2011 increased to $18,093,202 from $12,079,042. As discussed above, this increase was attributable to numerous factors including: (i) an increase in the number of GNC franchise locations offering our products; (ii) an increase in the average sales volume attributable to each franchise location; (iii) the successful introduction of several new products during the year; and (iv) sales to GNC franchisees located outside of the United States.

Cost of goods sold for the years ended December 31, 2012 and 2011 increased to $11,568,240 from $7,944,433, respectively, principally as a result of increased product sales.  Cost of goods sold for the years ended December 31, 2012 and 2011 included $0 and $229,299, respectively, attributable to the Company’s Fusion Premium Beverages division. Excluding cost of goods sold related to Fusion, cost of goods sold increased to $11,568,240 from $7,715,134 for the years ended December 31, 2012 and 2011, respectively. This increase is directly related to the increase in our similarly adjusted sales figures over that same time period.

General and administrative expense increased to $2,190,343 from $2,059,719 for the years ended December 31, 2012 and 2011, respectively.  The increase in general and administrative expense is primarily attributable to higher personnel costs associated with our continued growth and legal costs and expenses incurred in connection with the Schick Litigation.  Management currently anticipates that legal costs and expenses in subsequent periods will potentially decrease, resulting in lower general and administrative expense in the year ending December 31, 2013 compared to the year ended December 31, 2012.

Selling and marketing expense for the years ended December 31, 2012 and 2011 increased to $2,209,207 from $1,615,739, respectively. The increase in selling and marketing expense is principally attributable to expanded marketing activities designed to support current and expected future revenue growth, which includes costs most notably driven by increased product sales made in connection with the Company’s participation in GNC’s annual franchise convention. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management does not anticipate that selling and marketing expense will increase at the same rate.

Depreciation and amortization for the years ended December 31, 2012 and 2011 decreased to $244,059 from $263,056, respectively.

Net income was $2,524,276 for the year ended December 31, 2012 as compared to net income of $326,652 for the year ended December 31, 2011. The increase was driven by greater sales volume at sustained margins together with ongoing cost control programs.  Net income for the year ended December 31, 2012 included an income tax benefit of 648,743.

Financial Position, Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.  We did not sell any securities during the year ended December 31, 2012. Working capital requirements during 2012 were provided by existing cash and positive cash flow from operations during the year. The Company also has a $2.0 million credit facility, of which $437,089 was outstanding as of December 31, 2012. The Company did not increase the amount owed on its credit line during the year and anticipates that it will continue to make interest only payments on the outstanding balance as allowed and provided for in the agreement.  We currently anticipate that cash derived from operations, together with existing cash and other resources, are expected to provide for the Company’s liquidity through at least December 31, 2013; provided, however, although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond December 31, 2013.  Factors that could affect the Company’s ability to provide for its future working capital needs beyond December 31, 2013 include, but are not limited to, the Company’s ability to continue to generate positive cash flow from operations.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $581,982 in the fiscal year ended December 31, 2012, compared to cash provided by operating activities of $104,846 for the year ended December 31, 2011. The increase is mainly attributable to increased net income and partially offset by higher working capital requirements required by the increased sales volume.  Cash provided by operations during the year ended December 31, 2012 included $250,000 in payments in connection with the settlement of the Schick Litigation.  We anticipate using an additional $105,000 in cash through December 31, 2013 in connection with the settlement of the Schick Litigation; however, management nevertheless anticipates reporting positive cash provided by operations during the year ending December 31, 2013.

Net Cash Flows from Investing Activities

Cash provided by (used in) investing activities was $0 and $(861) for the years ended December 31, 2012 and 2011, respectively.

Net Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $0 and $(194,718) for the years ended December 31, 2012 and 2011, respectively.  The change in net cash provided by financing activities is principally attributable to the repayment of notes payable for outstanding debt retired during the fiscal year ended December 31, 2011.

Working Capital

The Company currently believes that it has adequate cash resources to fund its working capital requirements for the remainder of 2013; however, in the event it is unable to generate sufficient revenue in the future to achieve positive cash flow from operations, additional working capital will be required.  In the event the Company is unable to achieve positive cash flow from operations, and management is unable to secure additional working capital, the Company’s business would be materially and adversely harmed.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Name	Age	Title

John Wilson	49	Chief Executive Officer, President, Director
Michael Abrams	43	Chief Financial Officer, Director
Lewis Jaffe	57	Director, Chairman

The Chief Executive Officer and directors of the Company will hold office until their successors are duly elected and qualified.  The background and principal occupations of the officers and directors of the Company are as follows:

John S. Wilson is the Chief Executive Officer, President, and Director with over eighteen years of invaluable experience at both The Coca-Cola Company and Coca-Cola Enterprises. Most recently, Mr. Wilson was responsible for negotiating exclusive bottling agreements with national customers on behalf of all seventy-three of the Coca-Cola Bottlers in the United States. Mr. Wilson holds a Master of Business Administration degree from St. Louis University.

Mr. Wilson's extensive experience with a Fortune 500 company involved in managing distribution relationships, and his success at growing the Company's revenue since joining the Company as Chief Executive Officer in 2009, provides substantial value to the Board of Directors.

Michael S. Abrams is the Chief Financial Officer and Director, and currently a partner at Burnham Hill Capital Group, a New York-based financial advisory, consulting, investment and merchant-banking firm he joined in August of 2003. Mr. Abrams holds a Masters of Business Administration with Honors from the Booth School of Business at the University of Chicago.

The Board of Directors believes that Mr. Abrams' broad experience in corporate finance, including investment banking, his experience as a finance executive working with public companies, as well as his experience restructuring the Company, provides necessary and relevant experience to the Board of Directors in its deliberations.

Lewis Jaffe is the Chairman of the Board of Directors, and currently the Chief Executive Officer of Movio, a high speed, mobile movie and content downloading service and application. Prior to Movio, Mr. Jaffe was a principal at Jaffe & Associates ("J&A"), a consulting and advisory firm that provides strategic and tactical planning to mid-market companies and CEO coaching to their executives. Prior to 2009, Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc., where he served from 2006 to 2008. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and was also previously a Managing Director of Arthur Andersen. Mr. Jaffe is a graduate of the Stanford Business School Executive Program, and holds a Bachelor of Science from LaSalle University. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012.

Mr. Jaffe’s experience as a CEO of both public and private companies and consultant providing strategic and tactical planning to public companies provides the Company with a depth of knowledge, systems and best practices.   He also holds an advanced directors certification from the American College of Public Company Directors.  His experience is invaluable on the strategic and operations side of our business and Mr. Jaffe is our corporate governance expert.  He adds significant value to the Board of Directors and management as the Company executes its business plan.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2012 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants Option Awards ($)	All Other Compensation ($)	Total ($)

John Wilson	2012	275,615	15,000	16,174	-	306,789
CEO and Director	2011	175,000	36,000	18,792	-	229,792

Michael Abrams	2012	26,962	-	3,235	162,000	192,197
Chief Financial Officer	2011	-	-	-	170,000	170,000

Employment Agreements

Mr. John Wilson currently serves as the Company’s Chief Executive Officer pursuant to the terms of an Employment Agreement by and between the Company and Mr. Wilson dated December 31, 2009 as amended on April 13, 2012. The Employment Agreement provides that Mr. Wilson shall serve the Company in the capacity of its Chief Executive Officer through June 30, 2014, subject to standard terms and provisions consistent with agreements of such type.

Mr. Michael Abrams currently serves as the Company’s Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors LLC ("BHA"), dated as of August 25, 2012. Under the terms of the Agreement, BHA acts as a financial and corporate strategy consultant to the Company. The Agreement, as amended, provides that Mr. Abrams will serve in the capacity of Chief Financial Officer through August 25, 2013, the termination date of the Agreement, unless the Company's Board of Directors appoints a permanent Chief Financial Officer to replace Mr. Abrams.

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

Stock Options and Warrants

The Company has adopted the 2010 Stock Incentive Plan (“2010 Plan”), pursuant to which the Company may issue stock options and other equity-based awards to officers, directors, consultants and employees.  As of December 31, 2012, an aggregate of 1.2 million options were outstanding under the plan, of which 1 million were issued to John Wilson and 100,000 each were issued to Michael Abrams and Lewis Jaffe.

At December 31, 2012, a total of 8,863,917 warrants to purchase shares of common stock were issued and outstanding. Of that amount, 1,332,500 were held by John Wilson Specifically, Mr. Wilson held warrants to purchase approximately 1,000,000 shares of common stock at an exercise price of $0.15 and 332,500 shares of common stock at an exercise price of $0.30. No other warrants were issued to or held by any other officers and/or directors of the Company.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our common stock as of March 28, 2013, based on shares of common stock issued and outstanding on a fully diluted basis, which includes 77,753,482 shares of common stock and 125 shares of Series C Preferred Stock convertible into 5,000,000 shares of common stock as well as options and warrants.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class(2)

Michael Abrams(3)	Common Stock	4,020,000	5.1%
64 Ramshead Road
Raynham, MA 02767

Lewis Jaffe(4)	Common Stock	570,000	* %
3408 Watermarke Place
Irvine, CA 92612

John Wilson(5)	Common Stock	6,032,070	7.5%
7404 Ivanhoe Drive
Plano, TX 75024

All Officers and Directors as a group (3 persons)	Common Stock	10,622,070	13.1%

Jason Adelman	Common Stock	12,971,808	16.7%
Cipher Capital Partners, LLC
c/o Rothschild
1251 Avenue of the Americas, Suite 936
New York, NY 10020

Jeffrey Greenblatt	Common Stock	8,406,622	10.8%
14 East 60th Street, Suite 600
New York, NY 10022

Michael Liss(6)	Common Stock	6,624,987	8.4%
Cipher Capital Partners, LLC
c/o Rothschild
1251 Avenue of the Americas, Suite 936
New York, NY 10020

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	* Less than 1%
(3)	Includes stock options to purchase 100,000 shares of common stock, exercisable at $0.09 per share and stock options to purchase 500,000 shares of common stock, exercisable at $0.10 per share.
(4)	Includes stock options to purchase 100,000 shares of common stock, exercisable at $0.09 per share.
(5)
Includes: (i) warrants to purchase 1.0 million shares of common stock, exercisable at $0.15 per share; (ii) warrants to purchase 332,500 shares of common stock, exercisable at $0.30 per share; (iii) options to purchase 500,000 shares of commons stock, exercisable at $0.09 per share; and (iv) options to purchase 500,000 shares of common stock, exercisable at $0.10 per share.

(6)	Includes warrants to purchase 667,083 shares of common stock, exercisable at $0.30 per share.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Michael Abrams currently serves as the Company’s Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors LLC ("BHA"), dated as of August 25, 2012.  Mr. Abrams is a partner in Burnham Hill Capital Group, of which BHA is a 100% wholly owned entity.  In addition, Mr. Jason Adelman, who is a shareholder beneficially owning in excess of 5% of the Company's common stock, is a principal of BHA.  The fees paid to BHA under the terms of the Agreement, $13,500 per month, include the services provided by Mr. Abrams to the Company in his capacity as its Chief Financial Officer.  Additionally, Mr. Abrams receives $1,500 per month directly from the Company in consideration for his services provided to the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December, 31, 2012 and 2011 approximated $40,000 in each of the fiscal years.  In addition, aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the review of the Company's quarterly financial statements for fiscal years ended December 31, 2012 and 2011 approximated $20,000 and $20,400, respectively.

Audit-Related Fees

Tarvaran, Askelson & Company did not provide assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees

Tarvaran, Askelson & Company provided professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2012 and 2011. The aggregate fees billed or expected to be billed for Tax Fees for each of the fiscal years ending December 31, 2012 and 2011 approximated $6,000.

All Other Fees

Tarvaran, Askelson & Company did not provide any additional services to the Company, other than the services described in the paragraphs “Audit Fees” and “Tax Fees” above, for the fiscal years ended December 31, 2012 and 2011.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2012 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.2	Amendments to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.3	Bylaws of the Corporation (incorporated by reference to Exhibit 3.3 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 13, 2010).
4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 filed with Form 8-K on June 30, 2008).
4.2	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 23, 2009).
4.3	Certificate of Designations of Series C Convertible Preferred Stock. (incorporated by reference to Exhibit 4.3 filed with Form 10-K on April 15, 2011).
10.1	Form of Note Purchase and Warrant Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 6, 2010).
10.2	Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2008).
10.3	Settlement Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 6, 2009).
10.4	Secured Promissory Note (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 6, 2009).
10.5	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.6	Amendment No. 1 to Security Agreement (incorporated by reference to Exhibit 10.4 filed with Form 8-K on October 6, 2009).
10.7	Amendment No. 1 to Supply, License and Transition Agreement (incorporated by reference to Exhibit 10.5 filed with Form 8-K on October 6, 2009).
10.8	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.9	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2009 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K on August 26, 2009).
10.10	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2010 (incorporated by reference to Exhibit 99.1 filed with Form 8-K on August 23, 2010).
10.11
Amendment No. 1 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated September 15, 2010.  (incorporated by reference to Exhibit 10.12 filed with Form 10-K on April 15, 2011).

10.12	Amendment No. 2 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated November 18, 2010. (incorporated by reference to Exhibit 10.13 filed with Form 10-K on April 15, 2011).
10.13	Employment Agreement, dated December 31, 2009, between the Company and John Wilson. (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).
10.14	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 filed with Form 10-K on April 15, 2011).
14.1	Code of Ethics (incorporated by reference to 14.1 filed with Form 10-K on March 27, 2009).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with Form 10-K on March 27, 2009).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 1, 2013	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President

Date: April 1, 2013	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 1, 2013	By: /s/ Lewis Jaffe
Lewis Jaffe
Chairman of the Board

Date: April 1, 2013	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President, Director

Date: April 1, 2013	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

ITEM 8.  FINANCIAL STATEMENTS

BOND LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Bond Laboratories, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Bond Laboratories, Inc. (Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. Bond Laboratories, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bond Laboratories, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tarvaran, Askelson & Company, LLP

Laguna Niguel, California
April 1, 2013

BOND LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash	$936,911	$354,929
Accounts receivable, net	969,111	1,042,748
Inventory	3,684,991	1,877,282
Deferred tax asset	689,000	-
Prepaid expenses and other current assets	117,059	21,421
Total current assets	6,397,072	3,296,380

PROPERTY AND EQUIPMENT, net	18,577	42,887

Intangibles assets, net	1,256,866	1,476,615
Deposits	3,048	6,830
TOTAL ASSETS	$7,675,563	$4,822,712

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,209,380	$767,171
Accrued expenses and other liabilities	191,787	162,128
Income tax payable	32,000	-
Litigation reserve	-	250,000
Line of credit	437,089	437,089
Total current liabilities	1,870,256	1,616,388

TOTAL LIABILITIES	1,870,256	1,616,388

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series B, $.01 par value, 1,000 shares authorized; 103.3 and 103.3 issued and outstanding of its 10% Perpetual Preferred with a Stated Value of $10,000 per as of December 31, 2012 and December 31, 2011, respectivelyshare with a cumulative dividend of $757,063 and $588,709	757,064	588,710
Preferred stock series C, $.01 par value, 500 shares authorized; 125 and 125 issued and outstanding of its convertible preferred stock with a Stated Value of $10,000 per share with a $0.25 conversion price and a cumulative dividend of $50,755 and $0 as of December 31, 2012 and December 31, 2011, respectively	50,756	1
Common stock, $.01 par value, 150,000,000 shares authorized; 74,753,482 and 74,171,996 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	747,535	741,720
Additional paid-in capital	26,864,676	27,014,893
Accumulated deficit	(22,614,724)	(25,138,999)
Total stockholders' equity	$5,805,307	$3,206,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,675,563	$4,822,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenue	$18,093,202	$12,091,611
Total	18,093,202	12,091,611

Cost of Goods Sold	11,568,240	7,944,433
Gross Profit	6,524,962	4,147,178

OPERATING EXPENSES:
General and administrative	2,190,343	2,059,719
Selling and marketing	2,209,207	1,615,739
Depreciation and amortization	244,059	263,056
Total operating expenses	4,643,609	3,938,514
OPERATING INCOME (LOSS)	1,881,353	208,664

OTHER (INCOME) AND EXPENSES
Interest expense	18,404	30,862
Other expense (income)	(12,584)	(150,725)
Gain on extinguishment of debt	-	-
Loss on the sale of assets	-	1,875
Total other (income) expense	5,820	(117,988)

INCOME TAXES (BENEFIT)	(648,743)	-

NET INCOME (LOSS)	$2,524,276	$326,652

NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$0.00

Diluted	$0.03	$0.00

Basic	74,465,509	72,975,357

Diluted	93,779,867	94,149,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Net loss	$2,524,276	$326,652
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,059	263,056
Common stock issued (cancelled) for services	52,064	81,100
Warrants and options issued (cancelled) for services	22,643	(298,541)
Loss on sale of assets	-	1,875
Increase / (Decrease) in Litigation reserve	(250,000)	250,000
Changes in operating assets and liabilities:
Accounts receivable	73,637	(468,132)
Inventory	(1,807,709)	(403,677)
Deferred tax asset	(689,000)	-
Prepaid expenses	(95,638)	32,624
Deposits	3,782	(3,047)
Accounts payable	442,209	262,275
Accrued liabilities	29,659	60,661
Income tax payable	32,000	-
Net cash provided by (used in) operating activities	581,982	104,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,061)
Proceeds from sale of assets	-	1,200
Net cash provided by (used in) investing activities	-	(861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes	-	-
Proceeds from issuance of preferred stock C	-	-
Cost of raising capital	-	-
Repayments of note payable	-	(194,718)
Net cash provided by (used in) financing activities	-	(194,718)

INCREASE (DECREASE) IN CASH	581,982	(90,733)
CASH, BEGINNING OF PERIOD	354,929	445,662
CASH, END OF PERIOD	$936,911	$354,929

Supplemental disclosure operating activities

Cash paid for interest	$18,404	$30,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Preferred Stock							Common Stock Sub-scribed	Pre-ferred A Stock Sub-scribed	Pre-ferred B Stock Sub-scribed	Accum-ulated
	Common Stock		Pre-ferred A			Pre-ferred B		Pre-ferred C	Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Not Issued	Not Issued	Not Issued	Deficit	Total

DECEMBER 31, 2010	72,198,246	$721,982	-	$-	103.3	$436,188	125.0	$1	$27,404,592	$-	$-	$-	$(25,582,201)	$2,980,562

Common stock issued for services	2,066,250	20,663							174,188					194,851

Common stock cancelled for services	(455,000)	(4,550)							(109,200)					(113,750)

Preferred B shares accum- ulated dividends						152,521			(152,521)					-

Options issued									18,792					18,792
											`
Warrants cancelled									(317,333)					(317,333)

Issuance Correction	362,500	3,625							(3,625)

Write of Disputed and Other Accounts Payable													116,550	116,550

Net income													326,652	326,652

DECEMBER 31, 2011	74,171,996	$741,719	-	$-	103.3	588,709	125.0	$1	$27,014,893	$-	$-	$-	$(25,138,999)	$3,206,324

Common stock issued for services	581,486	5,815							46,248					52,063

Preferred B shares accumulated dividends						168,354			(168,354)					-

Preferred C shares accumulated dividends								50,755	(50,755)					-

Options issued									22,644					22,644

Net income													2,524,276	2,524,276

DECEMBER 31, 2012	74,753,482	$747,534	-	$-	103.3	757,063	125.0	$50,756	$26,864,676	$-	$-	$-	$(22,614,724)	$5,805,307

The accompanying notes are an integral part of these consolidated financial statements.

BOND LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

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

Revenue Recognition

Revenue is derived from product sales. The Company recognizes revenue from product sales in accordance with Statement of Financial Accounting Standard (“FASB”) ASC Topic 605, Revenue Recognition in Financial Statements, which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $34,307 and $8,924 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2012 and 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2012, the value of the Company’s inventory was $3,684,991 and at December 31, 2011, the value of the Company’s inventory was $1,877,282.

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

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation / Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

The Company adopted FASB ASC Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, Accounting for Income Taxes, to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48; Accounting For Uncertainty In Income Taxes - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its Condensed Consolidated Financial Statements.

NOTE 4.  PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2012 and 2011 as follows:

	December 31,
	2012	2011

Prepaid Expenses	117,059	21,421
Total	$117,059	$21,421

NOTE 5.  INVENTORIES

The Company inventories as of December 31, 2012 and 2011 consists as follows:

	December 31,
	2012	2011
Finished goods	$2,669,358	$1,352,143
Components	1,015,633	525,139
Total	$3,684,991	$1,877,282

NOTE 6.  PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2012 and 2011 as follows:

	December 31,
	2012	2011
Equipment	$285,753	$285,753
Accumulated depreciation	$(267,176)	$(242,866)
Total	$18,577	$42,887

Depreciation Expense is $24,310 for December 31, 2012 compared to $43,307 for December 31, 2011.

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

The Company hired a third-party expert to prepare a valuation analysis to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the intangible assets from the acquisition of NDS Nutritional Products, Inc. in 2008. A summary of that analysis is included herein in Note 3 to these financial statements. Based on that analysis, the Company determined that there was no impairment for the year ended December 31, 2012 or 2011.

The amortization expense for all intangible assets is grouped with the depreciation expense for the related reporting period, and reported in the Statements of Operations and the Statements of Cash Flows as “Depreciation and amortization” expense. The Company calculates the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years in accordance with the agreements with the above intangible assets. The Company had total amortization expense of $219,749 for December 31, 2012 and $219,749 for December 31, 2011.

NOTE 8.  NOTE PAYABLES

Notes payable consist of the following as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011

Revolving Line of Credit of $2,000,000 from US Bank dated April 9, 2009 as amended July 15, 2010, May 25, 2011, and August 22, 2012 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters screen LIBOR01.The Line of Credit matures May 15, 2013 and is secured by 80% of the receivables and 25% of the inventory of NDS Nutrition Products, Inc. The Company pays interest only on a monthly basis on this Line of Credit.	$437,089	$437,089

Total of notes payable and advances	$437,089	$437,089

Less Current Portion:	$(437,089)	$(437,089)

Long-Term Portion:	$-	$-

NOTE 9.  EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 74,753,482 common shares were issued and outstanding as of December 31, 2012. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, of which 0 shares were issued and outstanding as of December 31, 2012. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, of which 103.3 were issued and outstanding as of December 31, 2012. The Company recorded an accumulated dividend of $757,063 on its Cumulative Perpetual Series B Preferred Stock, which was recorded against accumulated deficit. The outstanding 10% Cumulative Perpetual Series B Preferred has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, of which 125 were issued and outstanding as of December 31, 2012. The Series C Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share. The Company recorded an accumulated dividend of $50,755 on its Series C Convertible Preferred Stock, which was recorded against accumulated deficit.

Options

As of December 31, 2012, 1,200,000 options to purchase common stock of the Company were issued and outstanding, of which 700,000 are exercisable at $0.09 per share and 500,000 are exercisable at $0.10 per share.

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

As of December 31, 2012, 8,863,917 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
2,520,000	$1.500	01/31/08	01/31/13	No
175,864	$0.770	12/31/09	12/31/14	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
350,000	$0.375	01/31/08	01/31/13	No
500,000	$0.375	12/31/08	12/31/13	No
142,593	$0.360	05/14/10	05/14/15	Yes
175,000	$0.350	08/20/09	08/20/14	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
8,863,917

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.2%
Weighted average expected life (in years)	1.4

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

The Company issued 581,486 shares of its common stock for services during the year ended December 31, 2012, for which it recorded an expense of $52,064, as compared to a net expense of $81,100 for the year ended December 31, 2011.  During the year ended December 31, 2012 the Company also issued 700,000 options to purchase shares of its common stock, for which it recorded an expense of $22,644, as compared to a net contra-expense of $298,541 for the year ended December 31, 2011.

2012

During the year ended December 31, 2012, the Company issued and cancelled 581,486 and 0 shares of its common stock, respectively, for an aggregate net issuance of 581,486 shares. Of those amounts, (i) 100,000 shares were issued to consultants for the fair value of services rendered, (ii) 25,000 shares were issued to the Chairman of the Board consistent with the Company’s Board compensation plan, and (iii) 456,486 shares were issued to employees for the fair value of services rendered in connection with an employee stock award program.  In addition to the above, during the year ended December 31, 2012 the Company issued 700,000 options to purchase common stock in the Company under the terms of the Company’s qualified plan. The Company did not issue any shares of its common stock to investors for cash during the year ended December 31, 2012.

Any offer and sale of shares of our common stock are effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended December 31, 2012, the Company valued shares issued for services rendered based on the trading value of the stock at the time of issuance.

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

 NOTE 10.  INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
Current:
Federal AMT	$40,257	$-
State	-	-
	40,257	-
Deferred:
Federal	$646,000	$252,000
State	152,000	1,116,000
	798,000	1,368,000
Change in valuation allowance	(1,487,000)	(1,368,000)
Provision (benefit) for income taxes, net	$(648,743)	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2012	2011

Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	8.00%	8.00%
Federal AMT	0.02%	0.00%
Valuation allowance	(76.76)%	(42.00)%
Effective tax rate	(34.74)%	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	December 31,
	2012	2011

Net operating loss carryforwards	7,727,000	8,454,000
Valuation allowance	(7,038,000)	(8,454,000

Deferred income tax asset	$689,000	$-

The Company has a net operating loss carryforwards of approximately $22,600,000 for federal purposes and $539,000 for  state purposes available to offset future taxable income through 2032, which expire in various years through 2032, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2012, expectations of taxable income necessitated a reduction in the valuation allowance and a restoration of $689,000 of deferred tax assets related to net operating losses expected to be utilized in the next 12 months.

NOTE 11.  FAIR VALUE MEASUREMENTS

The Company immediately adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2012, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.

	Level 1	Level 2	Level 3		Total
Assets
Cash	$-	$936,911	$		$936,911
Intangible assets	-			1,256,866	1,256,866
	$-	$936,911		$1,256,866	$2,193,777

NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company does not have, to the best of its knowledge, any undisclosed commitments or contingent liabilities.

NOTE 13.  RELATED PARTY TRANSACTIONS

Mr. Michael Abrams currently serves as the Company’s Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors LLC ("BHA"), dated as of August 25, 2012.  Mr. Abrams is a partner at Burnham Hill Capital Group, of which BHA is a wholly-owned entity. The fees paid to BHA under the terms of the Agreement, $13,500 per month, include the services provided by Mr. Abrams to the Company in his capacity as its Chief Financial Officer. Additionally, Mr. Abrams receives $1,500 per month directly from the Company in consideration for his services provided to the Company.

The Company did not have any other related party transactions as of December 31, 2012.

NOTE 14.  NET INCOME PER SHARE

Basic income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average fully diluted number of shares of common stock outstanding during the period. For the years ended December 31, 2012 and 2011, the following potential shares of common stock were included in the number of shares of common stock outstanding for the calculation of diluted income per share.

	December 31,
	2012	2011
Warrants	8,863,917	15,018,582
Options	1,200,000	500,000
Preferred Stock (as converted)	5,000,000	5,000,000
Total	15,063,917	20,518,582

The following table represents the computation of basic and diluted losses per share at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011

Net income (losses) available for common shareholders	2,524,276	326,652

Basic weighted average common shares outstanding	74,465,509	72,975,357
Basic income (loss) per share	0.03	0.00
Diluted weighted average common shares outstanding	93,779,867	94,149,715
Diluted income (loss) per share	0.03	0.00

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 15.  SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on March 28, 2013 and determined that no subsequent events occurred.