Form 10-Q
period 2013-03-31
BOND LABORATORIES, INC.
filed 2013-05-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common stock, $0.01 par value	77,753,482

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2013

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

-i-

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	March 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$709,370	$936,911
Accounts receivable, net	2,039,040	969,111
Inventory	3,392,245	3,684,991
Deferred tax asset	689,000	689,000
Prepaid expenses and other current assets	73,601	117,059
Total current assets	6,903,256	6,397,072

PROPERTY AND EQUIPMENT, net	14,724	18,577

Intangibles assets, net	1,201,929	1,256,866
Long-term investments	100,000	-
Deposits	3,048	3,048
TOTAL ASSETS	$8,222,957	$7,675,563

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$791,752	$1,209,380
Accrued expenses and other liabilities	202,724	191,787
Income tax payable	49,000	32,000
Line of Credit	437,089	437,089
Total current liabilities	1,480,565	1,870,256

TOTAL LIABILITIES	1,480,565	1,870,256

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series B, $.01 par value, 1,000 shares authorized; 103.3 and 103.3 issued and outstanding of its 10% Perpetual Preferred with a Stated Value of $10,000 per share with a cumulative dividend of $801,815 and $757,063 as of March 31, 2013 and December 31, 2012, respectively	801,816	757,064
Preferred stock series C, $.01 par value, 500 shares authorized; 125 and 125 issued and outstanding of its convertible preferred stock with a Stated Value of $10,000 per share with a $0.25 conversion price and a cumulative dividend of $63,763 and $50,755 as of March 31, 2013 and December 31, 2012, respectively	63,764	50,756
Common stock, $.01 par value, 150,000,000 shares authorized; 77,753,482 and 74,753,482 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	777,535	747,535
Additional paid-in capital	27,126,586	26,864,676
Accumulated deficit	(22,027,309)	(22,614,724)
Total stockholders' equity	$6,742,392	$5,805,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,222,957	$7,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	(Unaudited)
	2013	2012

Revenue	$6,061,141	$4,955,897
Total	6,061,141	4,955,897

Cost of Goods Sold	3,791,233	3,208,257
Gross Profit	2,269,908	1,747,640

OPERATING EXPENSES:
General and administrative	997,743	521,306
Selling and marketing	610,089	443,425
Depreciation and amortization	58,791	62,531
Total operating expenses	1,666,623	1,027,262
OPERATING INCOME	603,286	720,378

OTHER (INCOME) AND EXPENSES
Interest expense	4,371	4,972
Other income	-	(4,500)
Gain on extinguishment of debt	-	-
Loss on the sale of assets	-	-
Total other (income) expense	4,371	472

INCOME TAXES (BENEFIT)	11,500	-

NET INCOME	$587,415	$719,906

NET INCOME PER SHARE:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Basic	76,520,149	74,293,358

Diluted	90,110,733	94,811,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	(Unaudited)
	2013	2012

Net income	$587,415	$719,906
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	58,791	62,532
Common stock and options issued for services	349,670	10,161
Changes in operating assets and liabilities:
Accounts receivables	(1,069,929)	(663,315)
Inventory	292,746	(131,954)
Prepaid expenses	43,458	(8,179)
Deposits	-	3,782
Accounts payable	(417,628)	560,141
Accrued liabilities	10,937	(20,892)
Income tax payable	17,000	-
Net cash provided by / (used in) operating activities	(127,540)	532,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Long-term investment	(100,000)	-
Proceeds from sale of assets	-	-
Net cash provided by / (used in) investing activities	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	-	-
Net cash provided by / (used in) financing activities	-	-

INCREASE (DECREASE) IN CASH	(227,540)	532,182
CASH, BEGINNING OF PERIOD	936,911	354,929
CASH, END OF PERIOD	$709,370	$887,111

Supplemental disclosure operating activities

Cash paid for interest	$4,371	$4,972
Cash paid for income tax	$-	$-

Supplemental disclosure for non cash investing and financing activities

Common shares and options issued for services	$349,670	$10,161
Common shares issued for debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded $1,656 related to bad debt and doubtful accounts during the quarter ended March 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2013, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At March 31, 2013 and December 31, 2012, the value of the Company’s inventory was $3,392,245 and $3,684,991, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of March 31, 2012 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012

Finished goods	$2,547,839	$2,669,358
Components	844,406	1,015,633
Total	$3,392,245	$3,684,991

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
Equipment	$285,753	$285,753
Accumulated depreciation	(271,029)	(267,176)
Total	$14,723	$18,577

    Depreciation and amortization expense for the three months ended March 31, 2013 was $58,791 compared to $62,531 for March 31, 2012.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Revolving line of credit of $2,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, and August 22, 2012, at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2013 and is secured by 80% of the receivables and 25% of the inventory of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089

Total of notes payable and advances	437,089	437,089
Less current portion	(437,089)	(437,089)

Long-term portion	$-	$-

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid Burnham Hill Advisors LLC ("BHA") $40,500 during the quarter ended March 31, 2013 for advisory and consulting fees pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated August 25, 2012.  Mr. Abrams, the Company’s Chief Financial Officer, is a partner in Burnham Hill Capital Group LLC (“BHCG”), of which BHA is a 100% wholly-owned entity. In addition, Mr. Adelman, a shareholder that beneficially owns in excess of 5% of the Company’s common stock, is a partner is BHCG. The fees paid to BHA under the terms of the Agreement, $13,500 per month, include the services provided by Mr. Abrams to the Company in his capacity as its Chief Financial Officer. Additionally, Mr. Abrams receives $1,500 per month directly from the Company in consideration for his services provided to the Company.

NOTE 9 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator, as well as the weighted average number of shares of Series C Convertible Preferred Stock on an as converted basis. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended March 31, 2013 included 76,520,149 shares of common stock, 5,000,000 shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock at $0.25 per share, 6,950,584 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants (all of which are presently out of the money), and 1,640,000 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended March 31, 2013 and 2012.

	March 31,	March 31,
	2013	2012

Income / (Losses) available for common shareholders	$587,415	$719,906

Basic weighted average common shares outstanding	76,520,149	74,293,358
Basic income / (loss) per share	$0.01	$0.01

Diluted weighted average common shares outstanding	90,110,733	94,811,940
Diluted income / (loss) per share	$0.01	$0.01

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 77,753,482 common shares were issued and outstanding as of March 31, 2013. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, none of which were issued and outstanding as of March 31, 2013. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, of which 103.3 were issued and outstanding as of March 31, 2013. The Company recorded an accumulated dividend of $801,815 as of March 31, 2013, which was recorded against the par value of the 10% Cumulative Perpetual Series B Preferred Stock and Additional Paid in Capital. The outstanding 10% Cumulative Perpetual Series B Preferred Stock has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, of which 125 shares were issued and outstanding as of March 31, 2013. The Company recorded an accumulated dividend of $63,763 as of March 31, 2013, which was recorded against the par value of the Series C Convertible Preferred Stock and Additional Paid in Capital. The Series C Convertible Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of March 31, 2012, 1,800,000 options to purchase common stock of the Company were issued and outstanding, 600,000 of which had an exercise price equal to $0.10 per share, and 1,200,000 of which had an exercise price equal to $0.09 per share.

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

As of March 31, 2013, 5,993,917 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
175,864	$0.770	12/31/09	12/31/14	No
100,000	$0.700	12/31/09	12/31/14	No
375,000	$0.500	08/20/09	08/20/14	No
500,000	$0.375	12/31/08	12/31/13	No
142,593	$0.360	05/14/10	05/14/15	Yes
175,000	$0.350	08/20/09	08/20/14	No
100,000	$0.350	12/31/09	12/31/14	No
2,500,000	$0.300	11/15/10	11/15/15	No
20,833	$0.300	04/01/09	04/01/14	Yes
206,400	$0.200	06/29/10	06/29/15	No
212,400	$0.200	07/21/10	07/21/15	No
90,000	$0.200	09/03/10	09/03/15	No
1,395,827	$0.150	12/31/08	12/31/13	Yes
5,993,917

	Expected Dividend Yield		0.0%
	Volatility		40.0%
	Weighted average risk free interest rate		0.2%
	Weighted average expected life (in years)		1.8

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended March 31, 2013 the Company issued 3,000,000 shares of common stock for services and recorded an expense of $330,000 for the fair value of services rendered. In addition to the above, during the quarter ended March 31, 2013 the Company issued 600,000 common stock purchase options to employees and directors for services and recorded an expense of $19,670 for the fair value of services rendered.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the quarter ended March 31, 2013 consisted of the following:

March 31, 2012
Current:
Federal	$5,000
State	6,500
11,500
Deferred:
Federal	$207,000
State	40,000
247,000
Change in valuation allowance	(247,000)
Provision benefit for income taxes, net	$11,500

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

March 31, 2012

Net operating loss carryforwards	7,476,000
Valuation allowance	(6,787,000)

Deferred income tax asset	$689,000

The Company has a net operating loss carryforwards of approximately $22,000,000 for federal purposes available to offset future taxable income through 2031, which expire in various years through 2031, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2012, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that no subsequent events are reasonably likely to impact the financial statements other than as provided below.

On May 8, 2013, the Company and BHA agreed to terminate the existing Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated August 25, 2012, in accordance with its terms. Concurrent with such termination, the Company entered into a three year employment agreement with Michael Abrams to serve as its Chief Financial Officer, a position he has held on an interim basis since August 2009, which agreement was effective as of May 1, 2013.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Results of Operations

Net Sales.  Revenue for the three months ended March 31, 2013 increased to $6,061,141 as compared to $4,955,897 for the three months ended March 31, 2012. This increase was primarily driven by continued strong sales of recently introduced products, greater average sales per retail location, and the recent introduction of our products in international markets.  We currently market approximately 50 products to over 800 GNC franchise locations nationwide, as well as to eight other countries. The Company continually seeks to increase both the number of stores and number of approved products that comprise its distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.  While not a material component of revenue for this quarter, management anticipates that continued international expansion will be a major driver of future growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2013 increased to $3,791,233 as compared to $3,208,257 for the three months ended March 31, 2012. The increase was primarily attributable to increased sales volume during the quarter.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2013 increased to $997,743 as compared to $521,306 for the three months ended March 31, 2012. The increase in general and administrative expense is primarily attributable to the expense recognized in connection with the Company’s issuance of equity to certain employees and advisors for the fair value of services rendered during the quarter ended March 31, 2013. Absent non-cash charges related to stock issued for services, general and administrative expense for the three months ended March 31, 2013 would have increased to $648,073 as compared to $511,145 for the prior comparable quarter. This increase is primarily attributable to higher personnel costs during the current quarter.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2013 increased to $610,089 as compared to $443,425 for the three months ended March 31, 2012.  The increase in selling and marketing expense is principally attributable to expanded marketing activities designed to support current and expected future revenue growth, which includes costs driven by increased product sales made in connection with the Company’s participation in GNC’s annual franchise convention as well as incremental expense attributable to the Company’s ongoing international expansion. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2013 decreased to $58,791 as compared to $62,531 for the three months ended March 31, 2012.

Net Income/(Loss).  We generated a profit of $587,415 for the three months ended March 31, 2013 as compared to a profit of $719,906 for the three months ended March 31, 2012. The decrease was principally attributable to charges related to the fair value of stock issued for services during the quarter ended March 31, 2013. Excluding such non-cash charges, net income for the quarter ended March 31, 2013 increased 28.4% in connection with 22.3% revenue growth to $937,085 from $730,067. The net increase, while partially offset by higher operating expenses, was driven by greater sales volume and a higher gross margin.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the year ended December 31, 2012 or the three month period ended March 31, 2013. Together with anticipated cash derived from operations, our existing cash resources are expected to provide for the Company’s liquidity through at least December 31, 2013. Although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond December 31, 2013.

Cash Provided by/(Used in) Operations.  Our cash used in operating activities for the three months ended March 31, 2013 was $(127,540) as compared to cash provided by operating activities of $532,182 for the three months ended March 31, 2012. The decrease is attributable to fluctuations in working capital accounts most notably higher accounts receivable driven by increased sales volume and lower accounts payable net income. Notwithstanding the foregoing, net working capital increased to $5,422,691 as of the quarter ended March 31, 2013 from $4,526,816 as of March 31, 2012. Cash provided by operations during the three months ended March 31, 2013 included $45,000 in payments in connection with the settlement of the Schick Litigation.  We anticipate using an additional $60,000 in cash through December 31, 2013 in connection with the settlement of the Schick Litigation; however, management nevertheless anticipates reporting positive cash provided by operations during the quarter ended June 30, 2013, and for the year ended December 31, 2013.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the three months ended March 31, 2013 was $(100,000) as compared to $0 for the three months ended March 31, 2012.

Cash Provided by/(Used in) Financing Activities.  Our cash provided by financing activities for the three months ended March 31, 2013 was $0 as compared to cash provided by financing activities of $0 for the three months ended March 31, 2012. While no assurances can be given, we remain cash flow positive have not needed to seek or secure additional working capital to operate and grow the business since the fourth quarter of 2010.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2013. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2013. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2012.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2013.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

10.1	Employment Agreement with Michael Abrams, entered into on May 8, 2013, effective as of May 1, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Registrant Date: May 14, 2013	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: May 14, 2013	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)