Form 10-Q
period 2013-06-30
BOND LABORATORIES, INC.
filed 2013-08-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

BOND LABORATORIES, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2013
Common stock, $0.01 par value	77,753,482

BOND LABORATORIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2013

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	June 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$2,364,244	$936,911
Accounts receivable, net	1,803,019	969,111
Inventory	2,978,544	3,684,991
Deferred tax asset	689,000	689,000
Prepaid expenses and other current assets	115,307	117,059
Total current assets	7,950,114	6,397,072

PROPERTY AND EQUIPMENT, net	11,690	18,577

Intangibles assets, net	1,146,992	1,256,866
Long-term investments	100,000	-
Deposits	3,048	3,048
TOTAL ASSETS	$9,211,844	$7,675,563

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,317,348	$1,209,380
Accrued expenses and other liabilities	202,805	191,787
Income tax payable	42,000	32,000
Line of Credit	437,089	437,089
Total current liabilities	1,999,242	1,870,256

TOTAL LIABILITIES	1,999,242	1,870,256

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series B, $.01 par value, 1,000 shares authorized; 103.3 and 103.3 issued and outstanding of its 10% Perpetual Preferred with a Stated Value of $10,000 per share with a cumulative dividend of $847,685 and $757,063 as of June 30, 2013 and December 31, 2012, respectively	847,686	757,064
Preferred stock series C, $.01 par value, 500 shares authorized; 125 and 125 issued and outstanding of its convertible preferred stock with a Stated Value of $10,000 per share with a $0.25 conversion price and a cumulative dividend of $76,900 and $50,755 as of June 30, 2013 and December 31, 2012, respectively	76,902	50,756
Common stock, $.01 par value, 150,000,000 shares authorized; 77,753,482 and 74,753,482 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	777,535	747,535
Additional paid-in capital	27,067,578	26,864,676
Accumulated deficit	(21,557,099)	(22,614,724)
Total stockholders' equity	$7,212,602	$5,805,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,211,844	$7,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Revenue	$5,055,035	$5,175,255	$11,116,176	$10,131,152
Total	5,055,034	5,175,255	11,116,176	10,131,152

Cost of Goods Sold	3,189,188	3,200,293	6,980,421	6,408,550
Gross Profit	1,865,847	1,974,962	4,135,755	3,722,602

OPERATING EXPENSES:
General and administrative	668,234	597,831	1,665,977	1,119,137
Selling and marketing	624,762	539,101	1,234,851	982,526
Depreciation and amortization	57,971	60,740	116,762	123,271
Total operating expenses	1,350,967	1,197,672	3,017,590	2,224,934
OPERATING INCOME (LOSS)	514,880	777,290	1,118,165	1,497,668

OTHER (INCOME) AND EXPENSES
Interest expense	3,669	4,340	8,040	9,312
Other income	-	-	-	(4,500)
Loss on the sale of assets	-	-	-	-
Total other (income) expense	3,669	4,340	8,040	4,812

INCOME TAXES (BENEFIT)	41,000	-	52,500	-

NET INCOME (LOSS)	$470,211	$772,950	$1,057,625	$1,492,856

NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$0.01	$0.01	$0.02

Diluted	$0.01	$0.01	$0.01	$0.02

Basic	77,753,482	74,439,559	77,136,816	74,366,459

Diluted	90,547,399	95,557,030	90,329,066	95,184,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
	(Unaudited)
	2013	2012

Net income	$1,057,625	$1,492,856
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,762	123,271
Common stock and options issued for services	349,670	50,053
Changes in operating assets and liabilities:
Accounts receivables	(833,908)	(1,061,411)
Inventory	706,447	(962,119)
Prepaid expenses	1,752	(26,718)
Deposits	-	3,783
Accounts payable	107,968	614,421
Accrued liabilities	11,018	16,230
Income tax payable	10,000	-
Net cash provided by / (used in) operating activities	1,527,334	250,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Long-term investment	(100,000)	-
Proceeds from sale of assets	-	-
Net cash provided by / (used in) investing activities	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	-	-
Net cash provided by / (used in) financing activities	-	-

INCREASE (DECREASE) IN CASH	1,427,334	250,366
CASH, BEGINNING OF PERIOD	936,911	354,929
CASH, END OF PERIOD	$2,364,244	$605,295

Supplemental disclosure for operating activities

Cash paid for interest	$8,040	$9,312
Cash paid for income tax	$16,000	$-

Supplemental disclosure for non cash investing and financing activities

Common shares and options issued for services	$349,670	$50,053
Common shares issued for debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOND LABORATORIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded $228 related to bad debt and doubtful accounts during the quarter ended June 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At June 30, 2013 and December 31, 2012, the value of the Company’s inventory was $2,978,544 and $3,684,991, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2013, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances at a large, commercial bank offices across the country. The Federal Depository Insurance Corporation (“FDIC”) insures accounts up to $250,000.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2013 and December 31, 2012 are as follows:
	June 30, 2013	December 31, 2012

Finished goods	$2,140,771	$2,669,358
Components	837,773	1,015,633
Total	$2,978,544	$3,684,991

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2013 and December 31, 2012 are as follows:
	June 30,	December 31,
	2013	2012
Equipment	$285,753	$285,753
Accumulated depreciation	(274,063)	(267,176)
Total	$11,690	$18,577

    Depreciation and amortization expense for the six months ended June 30, 2013 was $116,762 as compared to $123,271 for the six month period ended June 30, 2012.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of June 30, 2013 and December 31, 2012:
	June 30, 2013	December 31, 2012

Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, and April 29, 2013 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2014 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089

Total of notes payable and advances	437,089	437,089
Less current portion	(437,089)	(437,089)

Long-term portion	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

Effective August 3, 2012, without admitting any wrongdoing or liability, the Company settled all pending litigation with Eric Schick, the Company’s former President, related to allegations that the Company had committed certain unlawful employment practices (the “Schick Litigation”). The settlement provided for certain payments to Mr. Schick totaling $360,000, of which $180,000 was paid as a lump sum and $180,000 was paid over a twelve-month period in equal monthly installments of $15,000 each, which payments ended in July 2013.  As a result of the settlement of the Schick Litigation, all claims by Mr. Schick were dismissed, with prejudice. The Company had previously established a reserve of $250,000 in anticipation of the costs and expenses associated with defending the Schick Litigation, and believes that the settlement allows the Company to focus on the execution of its business plan without the costs, expenses and uncertainty of continued litigation.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company paid Burnham Hill Advisors LLC ("BHA") $39,500 during the quarter ended June 30, 2013 for advisory and consulting fees pursuant to a Consulting Agreement for Services ("Agreement") by and between the Company and BHA, dated August 25, 2012, which agreement was terminated on May 1, 2013 in accordance with its terms.  Mr. Abrams, the Company’s Chief Financial Officer, is a partner in Burnham Hill Capital Group LLC (“BHCG”), of which BHA is a 100% wholly owned entity. In addition, Mr. Adelman, a shareholder that beneficially owns in excess of 5% of the Company’s common stock, is a partner is BHCG. The fees paid to BHA under the terms of the Agreement, which were $13,500 per month up to the date of Mr. Abrams became the Company’s full-time Chief Financial Officer, included the services provided by Mr. Abrams to the Company in his capacity as its Interim Chief Financial Officer. Additionally, during the period in which the Agreement was in effect, Mr. Abrams received $1,500 per month directly from the Company in consideration for his services provided to the Company.

NOTE 9 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator, as well as the weighted average number of shares of Series C Convertible Preferred Stock on an as converted basis. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended June 30,2013 included 77,753,482 shares of common stock, 5,000,000 shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock at $0.25 per share, 5,993,917 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 1,800,000 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended June 30, 2013 and 2012.

	June 30,	June 30,
	2013	2012

Income / (Losses) available for common shareholders	$470,211	$772,950

Basic weighted average common shares outstanding	77,753,482	74,439,559
Basic income / (loss) per share	$0.01	$0.01

Diluted weighted average common shares outstanding	90,547,399	95,557,030
Diluted income / (loss) per share	$0.01	$0.01

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 77,753,482 common shares were issued and outstanding as of June 30, 2013. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, none of which were issued and outstanding as of June 30, 2013. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, of which 103.3 were issued and outstanding as of June 30, 2013. The Company recorded an accumulated dividend of $847,686 as of June 30, 2013, which was recorded against the par value of the 10% Cumulative Perpetual Series B Preferred Stock and Additional Paid in Capital. The outstanding 10% Cumulative Perpetual Series B Preferred Stock has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, of which 125 shares were issued and outstanding as of June 30, 2013. The Company recorded an accumulated dividend of $76,900 as of June 30, 2013, which was recorded against the par value of the Series C Convertible Preferred Stock and Additional Paid in Capital. The Series C Convertible Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

Options

As of June 30, 2013, 1,800,000 options to purchase common stock of the Company were issued and outstanding, 600,000 of which had an exercise price equal to $0.10 per share, and 1,200,000 of which had an exercise price equal to $0.09 per share.

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

As of June 30, 2013, 5,993,917 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

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

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended June 30, 2013, the Company issued zero shares of common stock for services and recorded an expense of $0 for the fair value of services rendered. In addition to the above, during the quarter ended June 30, 2013 the Company issued zero common stock purchase options to employees and directors for services and recorded an expense of $0 for the fair value of services rendered.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the quarter ended June 30, 2013 consisted of the following:

June 30, 2013
Current:
Federal	$34,478
State	29,500
63,978
Deferred:
Federal	$384,250
State	40,000
428,250
Change in valuation allowance	(428,250)
Provision benefit for income taxes, net	$63,978

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

June 30, 2013

Net operating loss carryforwards	7,300,000
Valuation allowance	(6,611,000)

Deferred income tax asset	$689,000

The Company has a net operating loss carryforwards of approximately $21,500,000 for federal purposes available to offset future taxable income through 2031, which expire in various years through 2031, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 17, 2013, the Company held its 2013 annual meeting of shareholders. At the meeting, the shareholders approved, among other proposals, (i) a proposal to reverse split the Company’s common stock at a ratio of not less than 1-for-10 and not greater than 1-for-40, with the exact ratio to be determined by the Board of Directors in connection with a potential uplisting to a national exchange; and (ii) an amendment to the Company’s Articles of Incorporation to change our name from Bond Laboratories, Inc. to FitLife Brands, Inc. Acting on authority provided by shareholders, the Company currently intends to amend the Articles to change the name of the Company, and consummate the reverse split based on a ratio to be determined by the Board of Directors, following compliance with Rule 10b-17 under the Securities Exchange Act of 1934, as amended, which requires notice to FINRA regarding the proposed name change and reverse split.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated additional subsequent events, and have determined that no additional subsequent events are reasonably likely to impact the financial statements other than as set forth above.

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

Results of Operations

Net Sales.  Revenue for the three months ended June 30, 2013 decreased to $5,055,035 as compared to $5,175,255 for the three months ended June 30, 2012. The 2.3% decrease in revenue during the three month period ended June 30, 2013 compared to the same period in 2012 is primarily due to the impact of non-recurring revenue recognized during the quarter ended June 30, 2012 from the sale of certain products sold by the Company during the period that contained DMAA, an established and widely used ingredient experiencing increased recent scrutiny from the FDA. The Company voluntarily elected to reformulate all of its products to exclude DMAA and has not manufactured any products containing DMAA since June 2012.  Adjusting for the approximately $759,000 of non-recurring revenue from the three months ended June 30, 2012 related to the formula change, revenue for the three month period ended June 30, 2013 increased 14.5% as compared to the comparable period ended June 30, 2012, as adjusted.  Revenue for the six months ended June 30, 2013 increased to $11,116,176 as compared to $10,131,152 for the six months ended June 30, 2012. This 9.7% increase was driven by continued strong sales growth in our established distribution channels and was partially offset by the impact of non-recurring DMAA revenue from the six month period ended June 30, 2012. Adjusting for the approximately $1,623,000 of non-recurring revenue from the six months ended June 30, 2012 related to the formula change, revenue for the six month period ended June 30, 2013 increased 30.7% as compared to the comparable period ended June 30, 2012, as adjusted.

We currently market approximately 50 products to over 800 GNC franchise locations nationwide, as well as to eight other countries. The Company continually seeks to increase both the number of stores and number of approved products that comprise its domestic and international distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.  While currently not a material component of revenue, management anticipates that continued international expansion will be a major driver of future growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2013 decreased to $3,189,188 as compared to $3,200,293 for the three months ended June 30, 2012. Cost of goods sold for the six months ended June 30, 2013 increased to $6,980,421 as compared to $6,408,550 for the six months ended June 30, 2012.   The increase during the six-month period was primarily attributable to increased sales volume during the period.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2013 increased to $668,234 as compared to $597,831 for the three months ended June 30, 2012. General and administrative expense for the six months ended June 30, 2013 increased to $1,665,977 as compared to $1,119,137 for the six months ended June 30, 2012. The increase in general and administrative expense is primarily attributable to the expense recognized in connection with the Company’s issuance of equity to certain employees and advisors for the fair value of services rendered during the six months ended June 30, 2013. Absent non-cash charges related to stock issued for services, general and administrative expense for the six months ended June 30, 2013 would have increased to $1,316,306 as compared to $1,069,084 for the prior comparable period. This increase is primarily attributable to higher personnel costs, increased insurance premiums tied to revenue growth and professional service and other fees incurred in connection with continued international expansion.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2013 increased to $624,762 as compared to $539,101 for the three months ended June 30, 2012.  Selling and marketing expense for the six months ended June 30, 2013 increased to $1,234,851 as compared to $982,526 for the six months ended June 30, 2012. The increase in selling and marketing expense is principally attributable to increased sampling activity to promote new and existing products. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2013 decreased to $57,971 as compared to $60,740 for the three months ended June 30, 2012.  Depreciation and amortization for the six months ended June 30, 2013 decreased to $116,762 as compared to $123,271 for the six months ended June 30, 2012.

Net Income/(Loss).  We generated a profit of $470,211 for the three months ended June 30, 2013 as compared to a profit of $772,950 for the three months ended June 30, 2012. We generated a profit of $1,057,625 for the six months ended June 30, 2013 as compared to a profit of $1,492,856 for the six months ended June 30, 2012. The decrease was principally attributable to charges related to the fair value of stock issued for services during the six months ended June 30, 2013, increased sampling activity during the six months ended June 30, 2013, as well as the aforementioned impact on the results of operations for the six months ended June 30, 2012 related to the voluntary DMAA formula change. Excluding just non-cash charges related to the issuance of equity, net income for the six months ended June 30, 2013 decreased $135,614 to $1,407,295 for the six month period ended June 30, 2013 from $1,542,909 for the six month period ended June 30, 2012. The impact of certain non-recurring items from the six month period ended June 30, 2012 in conjunction with slightly higher operating expenses for the six month period ended June 30, 2013, were mitigated by higher sales volume and improved gross margin for the six month period ended June 30, 2013 as compared to the same period in 2012.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the year ended December 31, 2012 or the six month period ended June 30, 2013. Together with anticipated cash derived from operations, our existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash provided by operating activities for the six months ended June 30, 2013 was $1,527,334 as compared to cash provided by operating activities of $250,366 for the six months ended June 30, 2012. The increase is attributable to fluctuations in working capital accounts and non-cash expenses related to the issuance of common stock and options. Notwithstanding the foregoing, net working capital increased to $5,950,872 as of the quarter ended June 30, 2013 from $3,349,955 as of June 30, 2012.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the six months ended June 30, 2013 was $100,000 as compared to $0 for the six months ended June 30, 2012.

Cash Provided by/(Used in) Financing Activities.   Our cash used in financing activities for the six months ended June 30, 2013 was $0 as compared to cash used in financing activities of $0 for the six months ended June 30, 2012. While no assurances can be given, we remain cash flow positive and have not needed to seek or secure additional working capital to operate and grow the business since the fourth quarter of 2010.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2013. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2013. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2012.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CycloBolan Matter

On October 7, 2010, Infinite Labs LLC ("Infinite Labs") was served with a complaint filed in the State of New York, Supreme Court, County of Onondaga, alleging numerous physical and psychological injuries by an individual in connection with his ingestion of CycloBolan, a supplement manufactured by NDS. Infinite Labs was a product line previously marketed by NDS, which was sold by the company in September 2009.  The plaintiff is seeking damages currently believed to be in excess of $500,000. The lawsuit was tendered to the Company’s insurance carrier, which has assumed the defense of the case at no cost to the Company. Management currently believes the overall risk to the Company in connection with this matter is minimal. The Company received notice in July 2013 that the parties had reached a settlement in principle, pending final documentation. The terms of such potential settlement have not been disclosed to the Company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2013.

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

Registrant Date: August 14, 2013	Bond Laboratories, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: August 14, 2013	Bond Laboratories, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)