Form 10-Q
period 2013-09-30
FITLIFE BRANDS, INC.
filed 2013-11-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-137170

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4509 S. 143rd Street, Suite 1, Omaha, NE 68137
(Address of principal executive offices)

 (402) 884-1894
(Issuer’s telephone number)

Bond Laboratories, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common stock, $0.01 par value	7,775,322

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	September 30,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$6,026,135	$936,911
Accounts receivable, net	1,526,489	969,111
Inventory	2,494,298	3,684,991
Deferred tax asset	689,000	689,000
Prepaid expenses and other current assets	69,756	117,059
Total current assets	10,805,678	6,397,072

PROPERTY AND EQUIPMENT, net	8,839	18,577

Intangibles assets, net	1,092,055	1,256,866
Long-term investments	50,000	-
Deposits	3,048	3,048
TOTAL ASSETS	$11,959,620	$7,675,563

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,129,386	$1,209,380
Accrued expenses and other liabilities	172,846	191,787
Income tax payable	53,000	32,000
Line of credit	437,089	437,089
Redemption of preferred stock payable	2,597,792	-
Total current liabilities	4,390,113	1,870,256

LONG-TERM DEBT	2,555,384	-

TOTAL LIABILITIES	6,945,497	1,870,256

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series B, $.01 par value, 1,000 shares
authorized; 0 and 103.3 issued and outstanding of its
10% Perpetual Preferred with a Stated Value of $10,000 per
share with a cumulative dividend of $0 and $757,063
as of September 30, 2013 and December 31, 2012, respectively	-	757,064
Preferred stock series C, $.01 par value, 500 shares
authorized; 0 and 125 issued and outstanding of its
convertible preferred stock with a Stated Value of $10,000 per share with a $0.25 conversion price and a cumulative dividend of
$0 and $50,755 as of September 30, 2013 and December 31,
2012, respectively	-	50,756
Common stock, $.01 par value, 150,000,000 shares authorized;
7,775,322 and 74,753,482 issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	77,753	747,535
Subscribed common stock	3,306	-
Additional paid-in capital	26,004,573	26,864,676
Accumulated deficit	(21,071,509)	(22,614,724)
Total stockholders' equity	$5,041,123	$5,805,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,959,620	$7,675,563

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Revenue	$4,892,256	$4,591,182	$16,008,432	$14,722,334
Total	4,892,256	4,591,182	16,008,432	14,722,334

Cost of Goods Sold	3,142,718	2,956,672	10,123,140	9,365,222
Gross Profit	1,749,538	1,634,510	5,885,292	5,357,112

OPERATING EXPENSES:
General and administrative	615,005	451,270	2,280,983	1,570,407
Selling and marketing	594,013	653,151	1,828,864	1,635,677
Depreciation and amortization	57,788	60,640	174,549	183,911
Total operating expenses	1,266,806	1,165,061	4,284,396	3,389,995
OPERATING INCOME (LOSS)	482,732	469,449	1,600,896	1,967,117

OTHER (INCOME) AND EXPENSES
Interest expense	6,419	4,624	14,459	13,936
Other income	(36,278)	(8,084)	(36,278)	(12,584)
Loss on the sale of assets	-	-	-	-
Total other (income) expense	(29,859)	(3,460)	(21,819)	1,352

INCOME TAXES (BENEFIT)	27,000	5,500	79,500	5,500

NET INCOME (LOSS)	$485,591	$467,409	$1,543,215	$1,960,265

NET INCOME (LOSS) PER SHARE:
Basic	$0.06	$0.01	$0.20	$0.03

Diluted	$0.05	$0.00	$0.17	$0.02

Basic	7,786,366	74,538,448	7,737,910	74,423,788

Diluted	9,065,758	94,982,968	9,043,857	95,117,313

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012

Net income	$1,543,215	$1,960,265
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	174,549	183,911
Common stock and options issued for services	349,670	60,054
Gain on redemption of preferred stock and warrants	(86,278)	-
Changes in operating assets and liabilities:
Accounts receivables	(557,378)	(352,273)
Inventory	1,190,693	(594,234)
Prepaid expenses	47,303	(155,144)
Deposits	-	3,782
Accounts payable	(79,994)	(28,398)
Accrued liabilities	(18,941)	(35,524)
Liitgation reserve	-	(210,000)
Income tax payable	21,000	-
Net cash provided by / (used in) operating activities	2,583,841	832,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Long-term investment	(50,000)	-
Proceeds from sale of assets	-	-
Net cash provided by / (used in) investing activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,600,000	-
Principal repayments on long-term debt	(44,616)	-
Net cash provided by / (used in) financing activities	2,555,384	-

INCREASE (DECREASE) IN CASH	5,089,225	832,440
CASH, BEGINNING OF PERIOD	936,911	354,929
CASH, END OF PERIOD	$6,026,135	$1,187,369

Supplemental disclosure for operating activities

Cash paid for interest	$14,459	$13,936

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc., formerly Bond Laboratories, Inc. (the “Company”), is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD® (www.pmdsports.com), SirenLabs® (www.sirenlabs.com) and CoreActive® (www.coreactivenutrition.com). The Company manufactures and distributes a full line of nutritional supplements to support athletic performance, weight loss and general health predominantly through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS”).

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTCBB market.

Recent Developments

Corporate Name and Stock Symbol Change

On September 30, 2013, the Company filed the amendment to its Articles of Incorporation, as approved by a majority of the Company’s stockholders on July 17, 2013, with the Nevada Secretary of State to change its corporate name from Bond Laboratories, Inc. to FitLife Brands, Inc. (the “Name Change”). The Financial Industry Regulatory Authority (“FINRA”) approved the Name Change, and a change to the Company’s stock symbol on September 28, 2013. On October 28, 2013, the Company’s stock began trading under its new symbol, FTLF, to better reflect the new name of the Company.

Reverse Split

On September 30, 2013, the Company filed an amendment to its Articles of Incorporation, as authorized by a majority of the Company’s stockholders on July 17, 2013, with the Nevada Secretary of State to implement a reverse split of its common stock on a ten old for one new basis (the “Reverse Split”). The Reverse Split was approved by FINRA on September 28, 2013, and became effective at the opening of trading on September 30, 2013.

Term Loan

On September 4, 2013, the Company executed a Term Loan Agreement and ancillary documents resulting in a $2.6 million term loan from U.S. Bank to the Company (the “Bank”) (the “Term Loan”), which Term Loan accrues interest at a rate of 3.6% per annum and matures on August 15, 2018. The Company's repayment of the Term Loan is guaranteed by NDS, and is secured by a continuing security interest in substantially all of the Company's assets, including the Company's interest in NDS.

Proceeds from the Term Loan were used, in part, to finance the Company's partial redemption of the Series C Convertible Preferred Stock (“Series C Preferred"), and the Company's redemption of all outstanding shares of the 10% Cumulative Perpetual Series B Preferred Stock (“Series B Preferred”), as described below.

Redemption of the 10% Cumulative Perpetual Series B Preferred Stock

On August 30, 2013, the Company mailed a notice of redemption (the “Redemption Notice”) to all holders of its Series B Preferred, notifying each holder of the Company's intention to redeem all 103.3 issued and outstanding shares of Series B Preferred on September 30, 2013 (the “Series B Redemption”). Under the Certificate of Designation of the Relative Rights and Preferences of the 10% Cumulative Perpetual Series B Preferred Stock (the “Certificate of Designation”), each share of Series B Preferred is redeemable for $10,000.00 per share, plus all accrued dividends, less any applicable tax withholding as may be required by law. The Company reserved approximately $1.9 million from the proceeds of the Term Loan to finance the Series B Redemption, of which $1.9 million has been distributed to former holders of Series B Preferred as of the date of the filing of this report.

Redemption and Conversion of the Series C Convertible Preferred Stock

On September 27, 2013, the Company entered into an agreement with each holder of the Company's Series C Preferred to, collectively: (i) redeem one-half of the issued and outstanding shares of Series C Preferred for $10,000 per share, plus all accrued dividends thereon, resulting in the payment of $670,085 to the holders of the Series C Preferred; (ii) convert all remaining shares of Series C Preferred and accrued dividends thereon into shares of the Company's common stock at $0.25 per share, resulting in the issuance of a total of 2,680,337 shares of common stock, calculated prior to consummation of the Reverse Split; and (iii) the cancellation of warrants to purchase 2.5 million shares of common stock, which warrants were issued in connection with the original Series C Preferred financing, for 624,998 shares of common stock, each calculated prior to consummation of the Reverse Split (collectively, the “Series C Recapitalization Transactions”).

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of FitLife Brands, Inc. and NDS Nutrition Products, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated condensed financial statements.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded $4,161 related to bad debt and doubtful accounts during the quarter ended September 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2013, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At September 30, 2013 and December 31, 2012, the value of the Company’s inventory was $2,494,298 and $3,684,991, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2013, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances at a large, commercial bank with offices across the country. The Federal Depository Insurance Corporation (“FDIC”) insures accounts up to $250,000.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. In the event of a loss, diluted loss per share is the same as basic loss per share, because of the effect of the additional securities, a net loss would be anti-dilutive.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012

Finished goods	$1,882,407	$2,669,358
Components	611,891	1,015,633
Total	$2,494,298	$3,684,991

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Equipment	$285,753	$285,753
Accumulated depreciation	(276,914)	(267,176)
Total	$8,839	$18,577

    Depreciation and amortization expense for the nine months ended September 30, 2013 was $174,549 as compared to $183,911 for the nine month period ended September 30, 2012.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, and April 29, 2013 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2014 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	2,555,384	-
Total of notes payable and advances	2,992,473	437,089
Less current portion	(437,089)	(437,089)

Long-term portion	$2,555,384	$-

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

NOTE 8 - RELATED PARTY TRANSACTIONS

None.

NOTE 9 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator, as well as the weighted average number of shares of Series C Preferred Stock on an as converted basis. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended September 30, 2013 included 7,786,366 shares of common stock, 500,000 shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock at $0.25 per share, 599,392 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 180,000 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended September 30, 2013 and 2012.

	September 30,	September 30,
	2013	2012

Income / (Losses) available for common shareholders	$485,591	$467,409

Basic weighted average common shares outstanding	7,786,366	74,538,448
Basic income / (loss) per share	$0.06	$0.01

Diluted weighted average common shares outstanding	9,065,758	94,982,968
Diluted income / (loss) per share	$0.05	$0.00

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 10 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 7,775,322 common shares were issued and outstanding as of September 30, 2013. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, none of which were issued and outstanding as of September 30, 2013. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, none of which were issued and outstanding as of September 30, 2013 following the Series B Redemption. The Company recorded an accumulated dividend on the Series B Preferred Stock of $894,702 as of September 30, 2013, which was paid in cash in accordance with the Series B Redemption. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of September 30, 2013 as a result of the Series C Recapitalization Transactions. The Company recorded an accumulated dividend on the Series C Convertible Preferred Stock of $90,169 as of September 30, 2013, half of which was paid in cash and half of which was converted into shares of common stock at $0.25 per share in connection with the Series C Recapitalization Transactions.

        As of September 30, 2013, 330,531 common shares were subscribed.
Options

As of September 30, 2013, 180,000 options to purchase common stock of the Company were issued and outstanding, 60,000 of which had an exercise price equal to $1.00 per share, and 120,000 of which had an exercise price equal to $0.90 per share.

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

As of September 30, 2013, 349,391 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
17,586	$7.700	12/31/09	12/31/14	No
10,000	$7.000	12/31/09	12/31/14	No
37,500	$5.000	08/20/09	08/20/14	No
50,000	$3.750	12/31/08	12/31/13	No
14,259	$3.600	05/14/10	05/14/15	Yes
17,500	$3.500	08/20/09	08/20/14	No
10,000	$3.500	12/31/09	12/31/14	No
2,083	$3.000	04/01/09	04/01/14	Yes
20,640	$2.000	06/29/10	06/29/15	No
21,240	$2.000	07/21/10	07/21/15	No
9,000	$2.000	09/03/10	09/03/15	No
139,583	$1.500	12/31/08	12/31/13	Yes
349,391

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.1%
Weighted average expected life (in years)	0.7

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended September 30, 2013, the Company issued zero shares of common stock for services and recorded an expense of $0 for the fair value of services rendered. In addition to the above, during the quarter ended September 30, 2013 the Company issued zero common stock purchase options to employees and directors for services and recorded an expense of $0 for the fair value of services rendered.

NOTE 11 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the quarter ended September 30, 2013 consisted of the following:

September 30, 2013
Current:
Federal	$30,321
State	49,179
79,500
Deferred:
Federal	$517,020
State	44,000
561.020
Change in valuation allowance	(561,020)
Provision benefit for income taxes, net	$79,500

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

September 30, 2013

Net operating loss carryforwards	7,300,000
Valuation allowance	(6,611,000)

Deferred income tax asset	$689,000

The Company has a net operating loss carryforwards of approximately $21,100,000 for federal purposes available to offset future taxable income through 2031, which expire in various years through 2031, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

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

Overview

FitLife Brands, Inc., formerly Bond Laboratories, Inc. (the “Company”), is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD® (www.pmdsports.com), SirenLabs® (www.sirenlabs.com) and CoreActive® (www.coreactivenutrition.com). The Company manufactures and distributes a full line of nutritional supplements to support athletic performance, weight loss and general health predominantly through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS”).

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTCBB market.

Results of Operations

Net Sales.  Revenue for the three months ended September 30, 2013 increased to $4,892,256 as compared to $4,591,182 for the three months ended September 30, 2012. The 6.6% increase in revenue during the three month period ended September 30, 2013 compared to the same period in 2012 is primarily due to increased product sales inclusive of the results from our new SirenLabs brand, but offset by the impact of revenue that management believes was non-recurring in nature recognized during the quarter ended September 30, 2012 from the sale of certain products sold by the Company during the period that contained DMAA, an established and widely used ingredient experiencing increased recent scrutiny from the FDA. The Company voluntarily elected to reformulate all of its products to exclude DMAA and has not manufactured any products containing DMAA since June 2012.  Adjusting for the approximately $445,000 of non-recurring revenue from the three months ended September 30, 2012 related to the formula change, revenue for the three month period ended September 30, 2013 increased 18.0% as compared to the comparable period ended September 30, 2012, as adjusted.

Revenue for the nine months ended September 30, 2013 increased to $16,008,432 as compared to $14,722,334 for the nine months ended September 30, 2012. This 8.7% increase was driven by continued strong sales growth in our established distribution channels as well as the launch of our latest brand, SirenLabs, and was partially offset by the impact of non-recurring DMAA revenue from the nine month period ended September 30, 2012. Adjusting for the approximately $2,070,000 of non-recurring revenue from the nine months ended September 30, 2012 related to the formula change, revenue for the nine month period ended September 30, 2013 increased 26.6 % as compared to the comparable period ended September 30, 2012, as adjusted.

We currently market approximately 50 products to over 800 GNC franchise locations nationwide, as well as to approximately eight other countries. The Company continually seeks to increase both the number of stores and number of approved products that comprise its domestic and international distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.  While currently not a material component of revenue, management anticipates that continued international expansion will be a major driver of future growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2013 increased to $3,142,718 as compared to $2,956,672 for the three months ended September 30, 2012. Cost of goods sold for the nine months ended September 30, 2013 increased to $10,123,140 as compared to $9,365,222 for the nine months ended September 30, 2012.  The increase during the nine-month period was primarily attributable to increased sales volume during the respective periods.

General and Administrative Expense.   General and administrative expense for the three months ended September 30, 2013 increased to $615,005 as compared to $451,270 for the three months ended September 30, 2012. The increase in general and administrative expense for the period was primarily attributable to higher personnel costs as well as higher professional service and other fees related to certain legal matters, the annual meeting and website development. General and administrative expense for the nine months ended September 30, 2013 increased to $2,280,983 as compared to $1,570,407 for the nine months ended September 30, 2012. The increase in general and administrative expense is primarily attributable to the expense recognized in connection with the Company’s issuance of equity to certain employees and advisors for the fair value of services rendered during the nine months ended September 30, 2013. Absent non-cash charges related to stock issued for services, general and administrative expense for the nine months ended September 30, 2013 would have increased to $1,931,313 as compared to $1,510,353 for the prior comparable period. This remainder of the increase is primarily attributable to increased insurance premiums tied to revenue growth, as well as higher personnel costs and professional service and other fees related to certain legal matters, the annual meeting and website development.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2013 decreased to $594,013 as compared to $653,151 for the three months ended September 30, 2012.  Selling and marketing expense for the nine months ended September 30, 2013 increased to $1,828,864 as compared to $1,635,677 for the nine months ended September 30, 2012. The increase in selling and marketing expense for the nine month period ended September 30, 2013 is principally attributable to increased sampling activity to promote new and existing products as well as continued international expansion. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2013 decreased to $57,788 as compared to $60,640 for the three months ended September 30, 2012.  Depreciation and amortization for the nine months ended September 30, 2013 decreased to $174,549 as compared to $183,911 for the nine months ended September 30, 2012.

Net Income/(Loss).  We generated a profit of $485,591 for the three months ended September 30, 2013 as compared to a profit of $467,409 for the three months ended September 30, 2012. We generated a profit of $1,543,215 for the nine months ended September 30, 2013 as compared to a profit of $1,960,265 for the nine months ended September 30, 2012. The decrease was principally attributable to charges related to the fair value of stock issued for services during the nine months ended September 30, 2013, continued investment in the development of several international markets, increased sampling activity, as well as the aforementioned impact on the results of operations for the nine months ended September 30, 2012 related to the voluntary DMAA formula change. Excluding just non-cash charges related to the issuance of equity, net income for the nine months ended September 30, 2013 decreased $127,434 to $1,892,885 for the nine month period ended September 30, 2013 from $2,020,319 for the nine month period ended September 30, 2012. The impact of certain non-recurring items from the nine month period ended September 30, 2012 in conjunction with higher operating expenses and income tax for the nine month period ended September 30, 2013, were mitigated by higher sales volume and slightly improved gross margin for the nine month period ended September 30, 2013 as compared to the same period in 2012.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the year ended December 31, 2012. During the three and nine month period ended September 30, 2013, the Company secured a $2.6 million five-year term loan bearing interest at a fixed rate of 3.6% from US Bank. The use of proceeds from the debt issuance was the redemption of 100% of the Company’s outstanding shares of its Series B Preferred Stock plus accrued dividends thereon and redemption of 50% of the Company’s outstanding shares of its Series C Convertible Preferred Stock plus the prorata portion of accrued dividends thereon. The remaining outstanding shares of the Company’s Series C Convertible Preferred Stock inclusive of the prorata portion of accrued dividends thereon was converted into common stock at $0.25 per share prior to the reverse split. Notwithstanding the aforementioned recapitalization activity, the anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash provided by operating activities for the nine months ended September 30, 2013 was $2,583,841 as compared to cash provided by operating activities of $832,440 for the nine months ended September 30, 2012. The increase is attributable to fluctuations in working capital accounts and non-cash expenses related to the issuance of common stock and options. Notwithstanding the foregoing, net working capital increased to $6,415,565 as of the quarter ended September 30, 2013 from $3,888,005 as of September 30, 2012.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2013 was $50,000 as compared to $0 for the six months ended September 30, 2012.

Cash Provided by/(Used in) Financing Activities.   Our cash provided by financing activities for the nine months ended September 30, 2013 was $2,555,384 as compared to cash provided by financing activities of $0 for the nine months ended September 30, 2012. While no assurances can be given and excepting the recent activity related to the recapitalization of the balance sheet, we remain cash flow positive and have not needed to seek or secure additional working capital to operate and grow the business since the fourth quarter of 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although as the geographical scope of our business broadens, we may do so in the future.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2013. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2013. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2012.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CycloBolan Matter

On October 7, 2010, Infinite Labs LLC ("Infinite Labs") was served with a complaint filed in the State of New York, Supreme Court, County of Onondaga, alleging numerous physical and psychological injuries by an individual in connection with his ingestion of CycloBolan, a supplement manufactured by NDS. Infinite Labs was a product line previously marketed by NDS, which was sold by the Company in September 2009.  The lawsuit was tendered to the Company’s insurance carrier, which assumed the defense of the case at no cost to the Company.

On August 12, 2013, the parties executed a settlement agreement, wherein the plaintiff released any and all claims against the Company in exchange for a one-time cash payment of $36,000, which payment was tendered by the Company's insurance carrier at no cost to the Company. The case was dismissed on August 15, 2013 upon the filing of a stipulation discontinuing the action with the court.

Alleged Patent Infringement Claims

On September 25, 2013 Thermolife International, LLC ("Thermolife") filed a claim against NDS in the United States District Court for the Southern District of California, alleging that NDS is impermissibly using Thermolife's patented formulations in certain NDS products. The Company, along with approximately 36 other entities defending against similar claims filed by Thermolife (the "Joint Defense Group") filed its answer with the court on October 16, 2013 denying the allegations, and is currently involved in the preliminary stages of discovery. On September 27, 2013, Thermolife filed an additional claim against the Company in the United States District Court for the Central District of California, alleging that the Company is selling products that impermissibly infringe on Thermolife patents. The Company filed its answer with the court on October 18, 2013 denying the allegations.  Thermolife is seeking to recover an unspecified amount of compensatory damages from the Company in each action, and injunctions to enjoin NDS from further acts of alleged infringement.  Management is unable to estimate a possible range of loss at this time, but believes the overall risk to the Company in connection with these matters is minimal.  The Company believes that the claims are without merit, and intends to vigorously defend the allegations.

On September 27, 2013 the Tawnsaura Group, LLC ("Tawnsaura") filed a claim against NDS in the United States District Court for the Central District of California, alleging that NDS is impermissibly using Tawnsaura's patented technologies in certain products containing Citrulline. The Company, along with approximately 40 other entities defending similar claims filed by Tawnsaura, has filed its answer with the court denying the allegations. The Court stayed the case until the beginning of 2014, pending the appointment of a certain expert witness and setting of a dispositive motion schedule. Tawnsaura is seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin NDS from further acts of alleged infringement.  Management is unable to estimate a possible range of loss at this time, but believes the overall risk to the Company in connection with this matter is minimal.  The Company believes that the claims are without merit, and intends to vigorously defend the allegations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2013.

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

Registrant Date: November 15, 2013	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 15, 2013	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)