Form 10-K
period 2013-12-31
FITLIFE BRANDS, INC.
filed 2014-03-28
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

(Check one):
Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $6,792,671.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 15, 2014, there were 8,117,474 shares of common stock, $0.01 par value per share, issued and outstanding.

Documents Incorporated By Reference - None

FITLIFE BRANDS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 and 2012

 -i-

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by FitLife Brands, Inc. or on FitLife Brands, Inc.’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. FitLife Brands, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, as amended quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact FitLife Brands, Inc.'s business and financial performance. Moreover, FitLife Brands, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on FitLife Brands, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, FitLife Brands, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

As used in this annual report, “we”, “us”, “our”, “FitLife”, “FitLife Brands” “Company” or “our company” refers to FitLife Brands, Inc. and all of its subsidiaries.

Overview

FitLife Brands, Inc., formerly Bond Laboratories, Inc. (the “Company”), is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com) and CoreActive™ (www.coreactivenutrition.com). The Company manufactures and distributes a full line of nutritional supplements to support athletic performance, weight loss and general health predominantly through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally.

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

Term Loan

On September 4, 2013, the Company executed a Term Loan Agreement and ancillary documents resulting in a $2.6 million term loan from U.S. Bank to the Company (the “Bank”) (the “TermLoan”), which Term Loan accrues interest at a rate of 3.6% per annum and matures on August 15, 2018. The Company's repayment of the Term Loan is guaranteed by NDS, and is secured by a continuing security interest in substantially all of the Company's assets, including the Company's interest in NDS.

Proceeds from the Term Loan were used, in part, to finance the Company's partial redemption of the Series C Convertible Preferred Stock (“Series C Preferred"), and the Company's redemption of all outstanding shares of the 10% Cumulative Perpetual Series B Preferred Stock (“Series B Preferred”), as described below.

Redemption of the 10% Cumulative Perpetual Series B Preferred Stock

On August 30, 2013, the Company mailed a notice of redemption (the “Redemption Notice”) to all holders of its Series B Preferred, notifying each holder of the Company's intention to redeem all 103.3 issued and outstanding shares of Series B Preferred on September 30, 2013 (the “Series B Redemption”). Under the Certificate of Designation of the Relative Rights and Preferences of the 10% Cumulative Perpetual Series B Preferred Stock (the “Certificate of Designation”), each share of Series B Preferred is redeemable for $10,000.00 per share, plus all accrued dividends, less any applicable tax withholding as may be required by law. The Company reserved approximately $1.9 million from the proceeds of the Term Loan to finance the Series B Redemption, of which $1.9 million has been distributed to former holders of Series B Preferred as of the date of the filing of this report representing 102.3 of the 103.3 shares of Series B Preferred outstanding prior to the Series B Redemption. The Company continues to make all reasonable efforts necessary to distribute the remaining amount payable in connection with the Series B Redemption. Notwithstanding the above, all shares of the Series B Preferred are considered redeemed and dividends are not and will not accrue on the undispersed amount.

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

Upon the completion of the closing of the Term Loan, Series B Redemption and Series C Recapitalization Transactions, the Company’s capitalization consisted of approximately 8.1 million shares of common stock, $2.6 million of long-term debt held by U.S. Bank, a $3.0 million credit line also provided by U.S. Bank, of which approximately $436,000 was drawn as of December 31, 2013, and approximately 400,000 outstanding options and warrants to purchase common stock, a large portion of which remain significantly out-of-the-money.

Industry Overview

We compete principally in the nutrition industry. The Nutrition Business Journal categorizes the industry in the following segments:
  Dietary Supplements (vitamins, minerals, herbs & botanicals, sports nutrition, meal replacements and specialty supplements);
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
Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports performance, weight loss and general nutrition products that are currently marketed and sold nationally through NDS, the Company’s wholly-owned subsidiary.  NDS currently markets approximately 50 different products to approximately 800 GNC franchise locations located in the United States, as well as to approximately 300 additional franchise locations in more than 10 additional countries, all of which are distributed through either the Company’s direct distribution system or GNC’s distribution system. A complete product list is available on our websites at fitlifebrands.com, ndsnutrition.com, pmdsports.com, sirenlabs.com and www.coreactivenutrition.com. Key brands include:
  NDS – Innovative weight loss, general health and sports nutrition supplements, examples include Censor, Cardio Cuts and LipoRUSH DS;
  PMD – Precision sports nutrition formulations for professional muscular development, examples include Amplify XL, Pump Fuel and Flex Stack;
  Siren Labs – Weight loss and sports nutrition performance enhancing supplements for fitness enthusiasts, examples include Slimify, Shock’d and Ultra Karbs;
  Core Active – Essential support for accelerated fitness and nutritional goals, examples include GSpeed, Lean Core and Whey Active; and,
  Doctor Health – General health products that promote well-being, examples include SlimTox, Alpha Strike and Dr. Joints.

The Company also sells innovative diet, health and sports nutrition supplements and related products through its Core Active Nutrition product line (“Core Active Nutrition Products”). Core Active Nutrition Products provide essential support for accelerated fitness and nutrition goals sold directly to athletic facilities, gyms, and independent retailers nationwide.

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

New Product Identification

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 28 new products during the year ended December 31, 2013, which included new products, reformulations and new flavors of existing products, and launch of an entirely new product line called SirenLabs. Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

The Company principally distributes its sports performance, weight loss and general nutrition products through approximately 800 GNC franchise locations located throughout the United States. The Company has currently distributes to over 300 GNC international franchise locations in more than 10 countries. Each GNC franchisee represents a discrete customer for the Company. As of December 31, 2013, the Company distributed products to more than 300 franchisee customers operating between one and 17 independently owned franchise locations each. For the year ended December 31, 2013, sales to GNC franchises represented approximately 86% of the total sales of the Company. Direct sales to GNC for distribution to various franchise locations accounted for 11% of total revenue. No other single customer represented more than 6% of total revenue. The remaining 3% of sales were attributable to other distribution channels including online sales through the Company-owned website at www.ndsnutrition.com and sales of its Core Active Nutrition Products.

We are currently focusing our sales and marketing efforts to expand sales to additional GNC franchise locations both domestically and internationally, as well as developing a broader retail presence for our Core Active Nutrition Products.  In addition to the foregoing, we also anticipate launching a new brand, Zyri Labs, into a select number of corporate owned stores during the fourth quarter of 2014. The pilot study is not expected to have a material impact on 2014 financial performance, but could represent a compelling growth platform for 2015 and beyond. Management believes that substantial growth opportunities exist to increase revenue with GNC, since the Company is currently only selling to i) approximately 800 of the 1,000 domestic franchise locations, ii) approximately 300 of the nearly 2,000 (and growing) international franchise locations, and iii) none of the more than 3,000 corporate owned locations in the U.S. and Canada.

Product Returns

We currently have a 30 day product return policy, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online at www.ndsnutrition.com, or any of our other websites.  Product sold to GNC may be returned only in the event product is damaged, or the product shelf life has expired.  Historically, product returns have been immaterial.

Competition

The Company competes with many companies engaged in the nutritional supplement industry. The Company also competes with companies who sell products similar to the Company’s products online. Many of the Company’s competitors have significantly greater financial and human resources than the Company does.  The Company seeks to differentiate its products and marketing from its competitors based on its product quality, benefits, and functional ingredients.  Patent and trademark applications that cover new formulas and embody new technologies will be pursued whenever possible.  While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

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
  our direct selling program(s); and
  taxation of independent distributors (which in some instances could impose an obligation on us to collect the taxes and maintain appropriate records).
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

Prior to June 2012, several of the Company’s products contained methylhexanamine (“DMAA”), which has been extensively marketed as a pre-workout sports supplement.  It has been reported that DMAA has potential side effects, including headache, nausea, and stroke.  At least one distributor of DMAA has been named in a class action lawsuit over DMAA’s safety.  While the Company believes that DMAA is safe in the quantities included in its products, until further studies are conducted, no assurances can be given. In response to the above, the Company voluntarily elected to reformulate its products. None of the Company’s current products contain any DMAA.

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

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplements and over-the-counter products to notify the FDA when they receive reports of serious adverse events. In December 2008 the FDA submitted Guidance for implementing the regulations for comment, this guidance, when finalized, will represent the current thinking of the Food and Drug Administration on this topic, which we would intend to fully comply with at such time.

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

Employees

We had 15 full-time employees and 1 part-time employee as of December 31, 2013. We consider our employee relations to be good. In addition to the above, the Company retains consultants for certain services on an as needed basis.

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

Although the Company has recently achieved profitable operations, it may not be able to sustain profitability.  The Company’s failure to sustain profitability or effectively manage growth could result in net losses, and therefore negatively affect the Company’s financial condition.

      To achieve continual and consistent profitable operations, the Company must maintain growth in revenue from its products, including sales to GNC franchisees.  In the event of any decrease in sales, if the Company is not able to maintain growth, or if the Company is unable to effectively manage its growth, the Company may not be able to sustain profitability, and may incur net losses in the future, and those net losses could be material.  In the event the Company achieves net losses, its financial condition could be negatively affected, and such affect could be material.

We are currently dependent on direct sales to GNC franchisees for 86% of our total sales.

Sales to GNC franchises during the year ended December 31, 2013 were $16,953,303, representing 86% of total sales.  GNC’s franchisees are not required to purchase product from the Company.  In the event GNC franchisees cease purchasing products from the Company, or otherwise reduce their purchases, the Company’s total revenues would be negatively impacted, and such impact could be material.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to additional GNC franchisees, as well as increasing sales of our Core Active Nutrition Products and, in the longer term, GNC corporate stores.  We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to additional GNC franchisees, both domestically as well as internationally, as well as increasing the number of independent retailers selling Core Active Nutrition Products.  We may not be successful increasing sales to additional GNC franchisees, or contracting with additional independent retailers to market and sell Core Active Nutrition Products.  In addition, although we increased international distribution efforts of our products in the year ended December 31, 2013, we do not have an established history of international expansion, and therefore have no assurance that any further efforts to sell our products outside the United States will result in material increased revenue. Additionally, we may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurance as to whether we will be able to comply with such regulatory or legal requirements.

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

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be maintain profitability.

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

A slower growth rate in the nutritional supplement industry could lessen our sales and make it more difficult for us to sustain consistent growth.

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

There is currently a limited trading market for our securities on the OTCBB marketplace.  An active trading market for the common stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the adjusted closing price of our common stock has ranged from a high $2.80 to a low of $0.80 during the period commencing January 1, 2013 and ending December 31, 2013. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 10,000,000 shares of Series A preferred stock, par value $0.01 per share, 1,000 shares of Series B preferred stock, par value $0.01 per share, and 500 shares of Series C preferred stock par value $0.01 per share, are currently authorized (the “Preferred Stock”) and, therefore, could be issued without shareholder approval subject to the 10,000,000 share limitation. Currently, there are no shares of Preferred Stock issued and outstanding, and we have no existing plans to issue any shares of Preferred Stock. However, the rights and preferences of any such class or series of Preferred Stock, were we to issue it, would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we initiated a process of documenting and testing our internal control procedures in order to satisfy these requirements, which has and is likely to continue to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete and maintain this important project, there can be no assurance that we will be able to continue to achieve our objectives on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Omaha, NE and maintains a lease at a cost of $4,066 per month. The Omaha facility is a total of 4,743 square feet inclusive of approximately 1,000 square feet of on-site warehouse space. Other than the Omaha facility the Company does not lease or own any property.

Summary monthly lease information for 2013 and 2012 is provided as follows:

Lease Cost
2012	$3,965
2013	$4,066

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

Alleged Patent Infringement Claims

On September 25, 2013 Thermolife International, LLC ("Thermolife") filed a claim against NDS in the United States District Court for the Southern District of California, alleging that NDS is impermissibly using Thermolife's patented formulations in certain NDS products. The Company, along with approximately 36 other entities defending against similar claims filed by Thermolife (the "Joint Defense Group") filed its answer with the court on October 16, 2013 denying the allegations, which is currently involved in the preliminary stages of discovery.  While the Company believed that the claims were without merit, in March 2014, the Company settled this matter.  The settlement required the Company to pay a fee, which management did not believe was material to the ongoing operation of the business.  The settlement removed the risk of continued litigation, and, more importantly, avoided the cost of ongoing litigation.

On September 27, 2013, Thermolife filed an additional claim against the Company in the United States District Court for the Central District of California, alleging that the Company is selling products that impermissibly infringe on Thermolife patents. The Company filed its answer with the court on October 18, 2013 denying the allegations.  Thermolife was seeking to recover an unspecified amount of compensatory damages from the Company, and injunctions to enjoin NDS from further acts of alleged infringement.  While the Company believed that the claims were without merit, in January 2014, the Company settled this matter. The settlement required the Company to pay a fee, which management did not believe was material to the ongoing operation of the business. The settlement removed the risk of continued litigation and, more importantly, avoided the cost of ongoing litigation.

On September 27, 2013 the Tawnsaura Group, LLC ("Tawnsaura") filed a claim against NDS in the United States District Court for the Central District of California, alleging that NDS is impermissibly using Tawnsaura's patented technologies in certain products containing Citrulline. The Company, was among approximately 40 other entities defending similar claims filed by Tawnsaura. The Court stayed the case indefinitely pending the outcome of a patent validity hearing. Tawnsaura was seeking to recover an unspecified amount of compensatory damages from the Company, and an injunction to enjoin NDS from further acts of alleged infringement. While the Company believed that the claims were without merit, in January 2014, the Company settled this matter and secured a license for the use of Citrulline. The settlement required the Company to pay a fee, which management did not believe was material to the ongoing operation of the business.  In addition to providing the Company with a license, the settlement removed the risk of continued litigation and, more importantly, avoided the cost of ongoing litigation.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market, and quoted on the OTCQB market under the symbol FTLF.

At December 31, 2013, there were 8,110,853 shares of common stock outstanding and there were approximately 211 shareholders of record of the Company’s common stock in additional to an undetermined number of holders for whose shares are held in “street name”.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High*	Low*
Fiscal Year 2013
First Quarter (January - March 2013)	$1.20	$0.80
Second Quarter (April - June 2013)	$1.30	$0.90
Third Quarter (July - September 2013)	$2.80	$1.40
Fourth Quarter (October - December 2013)	$2.45	$1.63

Fiscal Year 2012
First Quarter (January - March 2012)	$1.00	$0.60
Second Quarter (April - June 2012)	$0.90	$0.50
Third Quarter (July - September 2012)	$1.40	$0.70
Fourth Quarter (October - December 2012)	$1.20	$0.80

*	All prices adjusted to reflects the September 30, 2013 one-for-ten reverse split of the Company’s common stock.

On March 12, 2014, the closing price of our common stock was $2.90.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2013. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $9,051 and $34,307 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2013 and 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2013, the value of the Company’s inventory was $2,752,636 and at December 31, 2012, the value of the Company’s inventory was $3,684,991.

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

The Company adopted the provisions of FASB Interpretation No. 48; Accounting For Uncertainty In Income Taxes - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Net Sales. Revenue for the year ended December 31, 2013 increased to $19,684,030 as compared to $18,093,202 for the year ended December 31, 2012. This 8.8% increase was driven by continued strong sales growth in our established distribution channels as well as the launch of our latest brand, SirenLabs.

We currently market more than 50 products to over 1,100 domestic and international GNC franchise locations in more than ten countries. The Company continually seeks to increase both the number of stores and number of approved products that comprise its domestic and international distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.  While currently not a material component of revenue, management anticipates that continued international expansion will be a major driver of future growth.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2013 increased to $12,548,637 as compared to $11,568,240 for the year ended December 31, 2012. This increase is primarily attributable to increased sales volume during the respective periods.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2013 increased by $909,977 to $3,100,320 as compared to $2,190,343 for the year ended December 31, 2012. The increase in general and administrative expense is partially attributable to the non-cash expense recognized in connection with the Company’s issuance of equity to certain employees and advisors for the fair value of services rendered during the year ended December 31, 2013. Absent non-cash charges related to equity issued for services, general and administrative expense for the year ended December 31, 2013 would have increased by $589,749 to $2,705,385 as compared to $2,115,636 for the prior comparable period. The remainder of the increase is primarily attributable to increased insurance premiums tied to revenue growth and higher personnel costs in support of such revenue growth, as well as other fees for certain legal matters related to both international growth and patent defense.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2013 increased to $2,425,183 as compared to $2,209,207 for the year ended December 31, 2012. The increase in selling and marketing expense for the year ended December 31, 2013 is principally attributable to increased sampling activity to promote new and existing products as well as incremental costs related to the Company’s continued international expansion initiatives. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2013 and 2012 decreased to $232,338 from $244,059, respectively.

Net Income/ (Loss). Net income was $1,292,425 for the year ended December 31, 2013 as compared to net income of $2,524,276 for the year ended December 31, 2012. Net income for the year ended December 31, 2012 included a non-cash tax benefit of $657,000. Absent the non-cash benefit, net income for the year ended December 31, 2013 decreased $542,851 to $1,292,425 as compared to $1,867,276 for the year ended December 31, 2012. The decrease was primarily attributed to higher operating expenses related to ongoing growth initiatives including international expansion that were partially offset by increased gross profit driven by greater sales volume at sustained margins.

Financial Position, Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the year ended December 31, 2012. During the year ended December 31, 2013, the Company secured a $2.6 million five-year term loan bearing interest at a fixed rate of 3.6% from US Bank. The use of proceeds from the debt issuance was the redemption of 100% of the Company’s outstanding shares of its Series B Preferred Stock plus accrued dividends thereon and redemption of 50% of the Company’s outstanding shares of its Series C Convertible Preferred Stock plus the prorata portion of accrued dividends thereon. The remaining outstanding shares of the Company’s Series C Convertible Preferred Stock inclusive of the prorata portion of accrued dividends thereon was converted into common stock at $0.25 per share prior to the reverse split. Notwithstanding the aforementioned recapitalization activity, we currently anticipate that cash derived from operations, together with existing cash and other resources, are expected to provide for the Company’s liquidity through at least December 31, 2014; provided, however, although no assurances can be given, management currently believes the Company will generate sufficient cash from operations to provide for its working capital needs beyond December 31, 2014.  Factors that could affect the Company’s ability to provide for its future working capital needs beyond December 31, 2014 include, but are not limited to, the Company’s ability to continue to generate positive cash flow from operations.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $2,564,740 in the fiscal year ended December 31, 2013, compared to cash provided by operating activities of $581,982 for the year ended December 31, 2012. The increase is mainly attributable to offsets related the tax benefit, litigation reserve and changes to working capital.

Net Cash Flows from Investing Activities

Cash provided by (used in) investing activities was $(50,000) and $0 for the years ended December 31, 2013 and 2012, respectively.  The $50,000 was related to the partial write-down of a strategic investment made by the Company earlier in the year.

Net Cash Flows from Financing Activities

Our cash provided by financing activities for the year ended December 31, 2013 was $(146,472) as compared to cash provided by financing activities of $0 for the year ended December 31, 2012. While no assurances can be given and excepting the recent activity related to the recapitalization of the balance sheet, we remain cash flow positive and have not needed to seek or secure additional working capital to operate and grow the business since the fourth quarter of 2010.

Working Capital

The Company currently believes that it has adequate cash resources to fund its working capital requirements for the remainder of 2014; provided, however, in the event it is unable to generate sufficient revenue in the future to achieve positive cash flow from operations, additional working capital will be required.  In the event the Company is unable to achieve positive cash flow from operations, and management is unable to secure additional working capital, the Company’s business would be materially and adversely harmed.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Name	Age	Title
John Wilson	50	Chief Executive Officer, President, Director
Michael Abrams	44	Chief Financial Officer, Director
Lewis Jaffe	58	Director, Chairman
Grant Dawson	45	Director
Fadi Aramouni	58	Director

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

Michael S. Abrams is the Chief Financial Officer and Director, and currently a partner at Burnham Hill Capital Group, a New York-based financial advisory, consulting, investment and merchant-banking firm he joined in August of 2003. Mr. Abrams currently serves on the Board of Directors of QuantRX Biomedical, Inc. He holds a Masters of Business Administration with Honors from the Booth School of Business at the University of Chicago.

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

Grant Dawson has served as a Director since November 2013, and is currently a Portfolio Manager of Fixed Income Investments for Polar Securities.  Mr. Dawson brings more than 15 years of experience in finance and has significant board-level experience in corporate governance for public companies.  Prior to Polar Securities, he was  Managing Director of Fixed Income Investments for Manulife Asset Management, a subsidiary of Manulife Financial Corporation, and Vice President and Lead Analyst responsible for corporate debt ratings with Dominion Bond Rating Agency. Prior to such time, Mr. Dawson held various senior management positions in credit management and corporate finance with Nortel and in equity research with Dain Rauscher Ltd. Mr. Dawson earned an M.B.A. from the SMU Cox School of Business, a B.Comm in Finance from the University of Windsor, and holds the Chartered Financial Analyst designation.

Mr. Dawson’s extensive expertise and knowledge regarding corporate finance and investment banking matters, as well as corporate governance, provides the Company with valuable insight following the Company’s recent capital recapitalization, and will assist the Company as it builds a long-term, sustainable long-term capital structure.

Fadi Aramouni has served as a Director since November 2013, and is a professor at the Food Sciences Institute at Kansas State University. He has been with the Kansas State University Department of Foods and Nutrition since 1989 and is a recognized leader and expert in the field of food science. In addition to teaching responsibilities that include courses on the research and development of food products and fundamentals of food processing, Dr. Aramouni manages the Value-Added Food Product Development Laboratory. Dr. Aramouni is also a process authority for processors of low acid/acidified foods, and provides educational programs on good manufacturing practices, sanitation, hazard analysis and critical control points (HACCP), food recalls and one-on-one assistance for the development and implementation of food processing programs. He received a B.S. in Biochemistry and M.S. in Food Technology from the American University of Beirut, as well as a Ph.D. in Food Science from Louisiana State University.

Dr. Aramouni’s expertise in the field of food science provides the Company with invaluable guidance as we develop new products and seek to improve current product formulations, and provides the Board with a unique, industry-focused perspective.

Board Meetings

The Board held three official meetings during the year ended December 31, 2013, supplemented by numerous additional discussions by and among a majority of the Board, and numerous actions effectuated by Unanimous Written Consent in lieu of a formal motion and vote during an official meeting. In 2013, all incumbent directors attended at least 75% of the aggregate number of meetings of the Board. The Board was expanded from three members to five members effective November 1, 2013 as approved and provided for during the annual shareholder’s meeting held in July in Omaha, Nebraska.

Independent Directors

The Board believes that a majority of its members should be independent directors. The Board has determined that, other than Messrs. Wilson and Abrams, all of its current directors are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

              The members of the Audit Committee of the Board each meet the independence standards established by the NASDAQ Stock Market and the U.S. Securities and Exchange Commission (the “SEC”) for audit committees. In addition, the Board has determined that Messrs. Jaffe and Dawson each satisfy the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities on Messrs. Jaffe and Dawson that are greater than those generally imposed on them as members of the Audit Committee and the Board, and their designations as audit committee financial experts does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Board Committees

            The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Lewis Jaffe (Chairman), Grant Dawson and Fadi Aramouni, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002 and current SEC rules and regulations.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The Compensation Committee currently consists of Lewis Jaffe (Chairman), Grant Dawson and Fadi Aramouni, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002 and current SEC rules and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The current members of the Nominating and Corporate Governance committee are Lewis Jaffe (Chairman), Grant Dawson and Fadi Aramouni. We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002 and current SEC rules and regulations.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing.

 There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee during the past ten years.

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

Indemnification of Officers and Directors

As permitted by Nevada law, the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2013 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)*	Warrants Option Awards ($)*	All Other Compensation ($)*	Total ($)

John Wilson	2013	268,957	-	-	15,911	284,867
CEO and Director	2012	275,615	15,000	16,174	-	306,789

Michael Abrams	2013	203,138	294,250	16,092	62,631	576,112
CFO and Director	2012	26,962	-	3,235	162,000	192,197

* The reported amounts for 2013 include the common stock and option grant authorized by the Board of Directors for Mr. Abrams in January 2013, which securities were reflected in the beneficial ownership table in the Form 10-K filed for the year ended December 31, 2012. The shares of common stock issued Mr. Abrams are subject to a Restricted Stock and Vesting Agreement under which the shares shall remain unvested until the third anniversary of the original date of issuance and subject to substantial risk of forfeiture prior to such date. In addition, $54,000 of the amount listed under All Other Compensation for Mr. Abrams in 2013 was paid directly to Burnham Hill Advisors LLC (“BHA”) pursuant to an agreement by and between BHA and the Company. The contract was cancelled in connection with the execution of that certain employment agreement by and between the Company and Mr. Abrams dated May 1, 2013.

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

Mr. Michael Abrams currently serves as the Company’s Chief Financial Officer pursuant to the terms of an employment agreement by and between the Company and Mr. Abrams, dated May 1, 2013. The Employment Agreement provides that Mr. Abrams shall serve the Company in the capacity of its Chief Financial Officer through May 31, 2016, subject to standard terms and provisions consistent with agreements of such type. Prior to May 1, 2013, Mr. Abrams served as the Company’s Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services by and between the Company and Burnham Hill Advisors LLC ("BHA"), which agreement was terminated on May 8, 2013.

Compensation of Directors

We currently have five directors. Our director compensation plan adopted in June 2010 provides for the issuance of 25,000 shares of the Company's common stock (2,500 shares giving effect for the 1 for 10 reverse split) on the date of their appointment to each independent director for service on the Company’s Board of Directors.  In addition, each independent director receives $5,000 per quarter for service on the Board.  Under the plan, the Chairman of the Board is paid an additional $5,000 per annum in addition to all other fees, and the chairman of each committee of the Board of Directors is paid $2,500 per annum in addition to all other fees.  The maximum amount that may be paid to any director for service on the Board of Directors in any calendar year is $25,000.

Stock Options and Warrants

The following table discloses outstanding stock option awards and warrants held by each of the Named Executive Officers as of December 31, 2013:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Wilson	33,333	16,667	$1.00	05/19/16
Chief Executive Officer and President	16,667	33,333	$0.90	04/13/17

Michael Abrams	3,333	6,667	$0.90	04/13/17
Chief Financial Officer	16,667	33,333	$0.90	01/16/18

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2013, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	180,000	$0.93	1,320,000

Equity compensation plans not approved by security holders:	-	-	-

Total	180,000	$0.93	1,320,000

Description of Equity Compensation Plans

2010 Stock Incentive Plan. The 2010 Stock Incentive Plan (the “2010 Plan”) was adopted by the Company’s Board of Directors on June 30, 2010, and approved by a majority of the Company’s shareholders on August 26, 2010. The 2010 Plan reserves for issuance 1,500,000 post-split shares of the Company’s common stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) stock units. The 2010 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our common stock as of March 14, 2014, based on shares of common stock issued and outstanding on a fully diluted basis, which includes 8,117,474 shares of common stock, as well as options and warrants.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class(2)

Michael Abrams(3) c/o FitLife Brands, Inc. 4509 S. 143rd Street, Suite 1 Omaha, NE 68137	Common Stock	402,000	4.9%

Lewis Jaffe(4) c/o FitLife Brands, Inc. 4509 S. 143rd Street, Suite 1 Omaha, NE 68137	Common Stock	57,000	*%

John Wilson(5) c/o FitLife Brands, Inc. 4509 S. 143rd Street, Suite 1 Omaha, NE 68137	Common Stock	514,075	6.3%

Grant Dawson c/o FitLife Brands, Inc. 4509 S. 143rd Street, Suite 1 Omaha, NE 68137	Common Stock	4,121	*%

Fadi Aramouni c/o FitLife Brands, Inc. 4509 S. 143rd Street, Suite 1 Omaha, NE 68137	Common Stock	2,500	*%

All Officers and Directors as a group (5 persons)	Common Stock	979,696	11.8%

Jason Adelman Cipher Capital Partners, LLC c/o Rothschild 1251 Avenue of the Americas, Suite 936 New York, NY 10020	Common Stock	1,152,680	14.2%

Jeffrey Greenblatt 14 East 60th Street, Suite 600 New York, NY 10022	Common Stock	950,697	11.7%

Michael Liss Cipher Capital Partners, LLC c/o Rothschild 1251 Avenue of the Americas, Suite 936 New York, NY 10020	Common Stock	438,578	5.4%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	* Less than 1%
(3)	Includes stock options to purchase 60,000 shares of common stock, exercisable at $0.90 per share.
(4)	Includes stock options to purchase 10,000 shares of common stock, exercisable at $0.90 per share.
(5)	Includes: (i) options to purchase 50,000 shares of common stock, exercisable at $0.90 per share; and (ii) options to purchase 50,000 shares of common stock, exercisable at $1.00 per share.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Until May 2013, Mr. Michael Abrams served as the Company’s Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors LLC (“BHA”). The Agreement was cancelled on May 8, 2013 in connection with the execution of an employment agreement by and between Mr. Abrams and the Company. Mr. Abrams is a partner in Burnham Hill Capital Group, of which BHA is a 100% wholly owned entity. Mr. Jason Adelman, a shareholder beneficially owning more than 5% of the Company's common stock, is also a principal of BHA.  During the year ended December 31, 2013, the Company paid BHA $54,000 under the Agreement in connection with services rendered by Mr. Abrams to the Company as its CFO and an additional $26,000 in connection with the cancellation of the Agreement. Additionally, Mr. Abrams received $1,500 per month directly from the Company from January 2013 through April 2013 in connection with the services he provided to the Company pursuant to the Agreement prior to its cancellation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December, 31, 2013 and 2012 approximated $40,000 in each of the fiscal years.  In addition, aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the review of the Company's quarterly financial statements for fiscal years ended December 31, 2013 and 2012 approximated $20,000 in each year.

Audit-Related Fees

Tarvaran, Askelson & Company did not provide assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012, and that are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees

Tarvaran, Askelson & Company provided professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2013 and 2012. The aggregate fees billed or expected to be billed for Tax Fees for each of the fiscal years ending December 31, 2013 and 2012 were less than $10,000.

All Other Fees

Tarvaran, Askelson & Company did not provide any additional services to the Company, other than the services described in the paragraphs “Audit Fees” and “Tax Fees” above, for the fiscal years ended December 31, 2013 and 2012.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2013 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.2	Amendments to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.3	Bylaws of the Corporation (incorporated by reference to Exhibit 3.3 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 13, 2010).
3.5	Certificate of Amendment to Articles of Incorporation to change name to FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with Form 8-K on October 1, 2013).
3.6	Certificate of Amendment to Articles of Incorporation to effect 1-for-10 reverse split (incorporated by reference to Exhibit 3.1 filed with Form 8-K on October 1, 2013).
4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 filed with Form 8-K on June 30, 2008).
4.2	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 23, 2009).
4.3	Certificate of Designations of Series C Convertible Preferred Stock. (incorporated by reference to Exhibit 4.3 filed with Form 10-K on April 15, 2011).
10.1	Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2008).
10.2	Settlement Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 6, 2009).
10.3	Secured Promissory Note (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 6, 2009).
10.4	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.5	Amendment No. 1 to Security Agreement (incorporated by reference to Exhibit 10.4 filed with Form 8-K on October 6, 2009).
10.6	Amendment No. 1 to Supply, License and Transition Agreement (incorporated by reference to Exhibit 10.5 filed with Form 8-K on October 6, 2009).
10.7	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.8	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2009 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K on August 26, 2009).
10.9	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2010 (incorporated by reference to Exhibit 99.1 filed with Form 8-K on August 23, 2010).
10.10
Amendment No. 1 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated September 15, 2010.  (incorporated by reference to Exhibit 10.12 filed with Form 10-K on April 15, 2011).

10.11	Amendment No. 2 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated November 18, 2010. (incorporated by reference to Exhibit 10.13 filed with Form 10-K on April 15, 2011).
10.12	Employment Agreement, dated December 31, 2009, between the Company and John Wilson. (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).
10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 filed with Form 10-K on April 15, 2011).
10.14	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 7, 2013).
10.15	Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (filed herewith).
14.1	Code of Ethics (incorporated by reference to 14.1 filed with Form 10-K on March 27, 2009).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with Form 10-K on March 27, 2009).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 28, 2014	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President

Date: March 28, 2014	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 28, 2014	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President, Director

Date: March 28, 2014	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

Date: March 28, 2014	By: /s/ Lewis Jaffe
Lewis Jaffe
Chairman of the Board

Date: March 28, 2014	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 28, 2014	By: /s/ Fadi Aramouni
Fadi Aramouni
Director

ITEM 8.  FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of FitLife Brands, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. (Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. FitLife Brands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FitLife Brands, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Niguel, California
March 24, 2014

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$3,305,179	$936,911
Accounts receivable, net	1,259,887	969,111
Inventory	2,752,636	3,684,991
Deferred Taxes	689,000	689,000
Prepaid expenses and other current assets	127,448	117,059
Total current assets	8,134,150	6,397,072

PROPERTY AND EQUIPMENT, net	5,988	18,577

Intangibles assets, net	1,037,117	1,256,866
Long-term investments	50,000	-
Deposits	3,048	3,048
TOTAL ASSETS	$9,230,303	$7,675,563

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,204,894	$1,209,380
Accrued expenses and other liabilities	280,402	191,787
Income tax payable	48,000	32,000
Line of credit	437,089	437,089
Current Portion of Term Loan Agreement	489,129
Redemption of preferred stock payable	15,459	-
Total current liabilities	2,474,974	1,870,256

LONG-TERM DEBT	1,946,733	-

TOTAL LIABILITIES	4,421,707	1,870,256

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock series B, $.01 par value, 1,000 shares authorized; 0 and 103.3 issued and outstanding of its 10% Perpetual Preferred with a Stated Value of $10,000 per share with a cumulative dividend of $0 and $757,063 as of December 31, 2013 and December 31, 2012, respectively	-	757,064
Preferred stock series C, $.01 par value, 500 shares authorized; 0 and 125 issued and outstanding of its convertible preferred stock with a Stated Value of $10,000 per share with a $0.25 conversion price and a cumulative dividend of $0 and $50,755 as of December 31, 2013 and December 31, 2012, respectively	-	50,756
Common stock, $.01 par value, 150,000,000 shares authorized; 8,110,853 and 74,753,482 issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	81,109	747,535
Subscribed common stock	66	-
Additional paid-in capital	26,049,722	26,864,676
Accumulated deficit	(21,322,299)	(22,614,724)
Total stockholders' equity	$4,808,598	$5,805,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,230,303	$7,675,563

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Revenue	$19,684,030	$18,093,202
Total	19,684,030	18,093,202

Cost of Goods Sold	12,548,637	11,568,240
Gross Profit	7,135,393	6,524,962

OPERATING EXPENSES:
General and administrative	3,100,320	2,190,343
Selling and marketing	2,415,183	2,209,207
Depreciation and amortization	232,338	244,059
Total operating expenses	5,747,841	4,643,609
OPERATING INCOME (LOSS)	1,387,552	1,881,353

OTHER (INCOME) AND EXPENSES
Interest expense	40,906	18,404
Other expense (income)	(36,279)	(12,584)
Total other (income) expense	4,627	5,820

INCOME TAXES (BENEFIT)	90,500	(648,743)

NET INCOME (LOSS)	$1,292,425	$2,524,276

NET INCOME (LOSS) PER SHARE:
Basic	$0.17	$0.03

Diluted	$0.14	$0.03

Basic	7,830,909	74,465,509

Diluted	8,951,051	93,779,867

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Net income	$1,292,425	$2,524,276
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	232,338	244,059
Common stock issued (cancelled) for services	354,039	52,064
Warrants and options issued (cancelled) for services	40,896	22,643
Gain on redemption of preferred stock and warrants	(86,278)	-
Increase / (Decrease) in Litigation reserve	-	(250,000)
Changes in operating assets and liabilities:
Accounts receivable	(290,776)	73,637
Inventory	932,355	(1,807,709)
Deferred tax asset	-	(689,000)
Prepaid expenses	(10,389)	(95,638)
Deposits	-	3,782
Accounts payable	(4,486)	442,209
Accrued liabilities	88,615	29,659
Income tax payable	16,000	32,000
Net cash provided by (used in) operating activities	2,564,740	581,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Long-term investment	(50,000)	-
Proceeds from sale of assets	-	-
Net cash provided by (used in) investing activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,600,000	-
Payments for redemption of preferred stock	(2,582,333)	-
Repayments of note payable	(164,139)	-
Net cash provided by (used in) financing activities	(146,472)	-

INCREASE (DECREASE) IN CASH	2,368,268	581,982
CASH, BEGINNING OF PERIOD	936,911	354,929
CASH, END OF PERIOD	$3,305,179	$936,911

Supplemental disclosure operating activities

Cash paid for interest	$40,906	$18,404

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Preferred Stock
	Common Stock		Preferred A		Preferred B		Preferred C		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2011	74,171,996	$741,719	-	$-	103.3	$588,709	125.0	$1	$27,014,893	$(25,138,999)	$3,206,324

Common stock issued for services	581,486	5,815							46,248		52,063

Preferred B shares accumulated dividends						168,354			(168,354)		-

Preferred C shares accumulated dividends								50,755	(50,755)		-

Options issued									22,644		22,644

Net income										2,524,276	2,524,276

DECEMBER 31, 2012	74,753,482	$747,534	-	$-	103.3	$757,063	125.0	$50,756	$26,864,676	$(22,614,724)	$5,805,307

Common stock issued for services	3,005,000	30,050							310,900		340,950

Preferred B shares accumulated dividends						137,639			(137,639)		-

Preferred C shares accumulated dividends								39,414	(39,414)		-

Options and warrants issued for services									40,896		40,896

Reverse stock split existing shares	(69,978,160)	(699,782)							699,782		-

Reverse stock split recap shares	(2,974,804)	(29,748)							29,743		(5)

Redemption of Preferred B shares					(103.3)	(894,703)			(1,032,999)		(1,927,702)

Redemption of Preferred C shares							(62.5)	(45,085)	(624,999)		(670,084)

Conversion of Preferred C shares	2,680,337	26,803					(62.5)	(45,085)	(142,538)		(160,820)

Exchange of Preferred C warrants	624,998	6,250							68,293		74,543

Subscribed common stock	6,621	66							13,023		13,089

Net income										1,292,425	1,292,425

DECEMBER 31, 2013	8,117,474	$81,175	-	$-	-	$-	-	$-	$26,049,722	$(21,322,299)	$4,808,598

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

NOTE 1.  DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc., formerly Bond Laboratories, Inc. (the “Company”), is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com) and CoreActive™ (www.coreactivenutrition.com). The Company manufactures and distributes a full line of nutritional supplements to support athletic performance, weight loss and general health predominantly through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally.

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

Term Loan

On September 4, 2013, the Company executed a Term Loan Agreement and ancillary documents resulting in a $2.6 million term loan from U.S. Bank to the Company (the “Bank”) (the “TermLoan”), which Term Loan accrues interest at a rate of 3.6% per annum and matures on August 15, 2018. The Company's repayment of the Term Loan is guaranteed by NDS, and is secured by a continuing security interest in substantially all of the Company's assets, including the Company's interest in NDS.

Proceeds from the Term Loan were used, in part, to finance the Company's partial redemption of the Series C Convertible Preferred Stock (“Series C Preferred"), and the Company's redemption of all outstanding shares of the 10% Cumulative Perpetual Series B Preferred Stock (“Series B Preferred”), as described below.

Redemption of the 10% Cumulative Perpetual Series B Preferred Stock

On August 30, 2013, the Company mailed a notice of redemption (the “Redemption Notice”) to all holders of its Series B Preferred, notifying each holder of the Company's intention to redeem all 103.3 issued and outstanding shares of Series B Preferred on September 30, 2013 (the “Series B Redemption”). Under the Certificate of Designation of the Relative Rights and Preferences of the 10% Cumulative Perpetual Series B Preferred Stock (the “Certificate of Designation”), each share of Series B Preferred is redeemable for $10,000.00 per share, plus all accrued dividends, less any applicable tax withholding as may be required by law. The Company reserved approximately $1.9 million from the proceeds of the Term Loan to finance the Series B Redemption, of which $1.9 million has been distributed to former holders of Series B Preferred as of the date of the filing of this report representing 102.3 of the 103.3 shares of Series B Preferred outstanding prior to the Series B Redemption. The Company continues to make all reasonable efforts necessary to distribute the remaining amount payable in connection with the Series B Redemption. Notwithstanding the above, all shares of the Series B Preferred are considered redeemed and dividends are not and will not accrue on the undispersed amount.

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

Upon the completion of the closing of the Term Loan, Series B Redemption and Series C Recapitalization Transactions, the Company’s capitalization consisted of approximately 8.1 million shares of common stock, $2.6 million of long-term debt held by U.S. Bank, a $3.0 million credit line also provided by U.S. Bank, of which approximately $436,000 was drawn as of December 31, 2013, and approximately 400,000 outstanding options and warrants topurchase common stock, a large portion of which remain significantly out of the money.

NOTE 2.  BASIS OF PRESENTATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries.  The accompanying consolidated financial statements include the active entity of FitLife Brands, Inc. and its wholly owned subsidiaries.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company wrote off $9,051 and $34,307 related to bad debt and doubtful accounts, respectively, during the years ended December 31, 2013 and 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2013, the value of the Company’s inventory was $2,752,636 and at December 31, 2012, the value of the Company’s inventory was $3,684,991.

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

The Company adopted the provisions of FASB Interpretation No. 48; Accounting For Uncertainty In Income Taxes - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4.  PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2013 and 2012 as follows:

	December 31,
	2013	2012
Prepaid Expenses	127,448	117,059
Total	$127,448	$117,059

NOTE 5.  INVENTORIES

The Company inventories as of December 31, 2013 and 2012 consists as follows:

	December 31,
	2013	2012
Finished goods	$2,140,185	$2,669,358
Components	612,451	1,015,633
Total	$2,752,636	$3,684,991

NOTE 6.  PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2013 and 2012 as follows:

	December 31,
	2013	2012
Equipment	$285,753	$285,753
Accumulated depreciation	$(279,765)	$(267,176))
Total	$5,988	$18,577

Depreciation Expense is $12,589 for December 31, 2013 compared to $24,310 for December 31, 2012.

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

On November 15, 2010, the Company entered into an Amended and Restated Secured Promissory Note by and among FitLife Brands, Inc., NDS Nutrition Products, Inc. and NDS Nutritional Products, Inc., as well as other ancillary documents in connection with such transaction in replacement of that certain Secured Promissory Note by and among the parties dated September 30, 2009. The Amended and Restated Secured Promissory Note, which became effective December 1, 2010, calls for an initial payment by the Company of $205,000 on December 1, 2010 and ongoing monthly payments of $17,350 throughout 2011 in full satisfaction of the note. The Secured Promissory Note, which was replaced by the Amended and Restated Secured Promissory Note, had a remaining principal balance of approximately $400,000 and matured in December of 2010.

The Company hired a third-party expert to prepare a valuation analysis to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the intangible assets from the acquisition of NDS Nutritional Products, Inc. in 2008. A summary of that analysis is included herein in Note 3 to these financial statements. Based on that analysis, the Company determined that there was no impairment for the year ended December 31, 2013 or 2012.

The amortization expense for all intangible assets is grouped with the depreciation expense for the related reporting period, and reported in the Statements of Operations and the Statements of Cash Flows as “Depreciation and amortization” expense. The Company calculates the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years in accordance with the agreements with the above intangible assets. The Company had total amortization expense of $219,749 for December 31, 2013 and $219,749 for December 31, 2012.

NOTE 8.  NOTE PAYABLES

Notes payable consist of the following as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Revolving Line of Credit of $3,000,000 from US Bank dated April 9, 2009 as amended July 15, 2010, May 25, 2011, and August 22, 2012, and April 29, 2013 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters screen LIBOR.The Line of Credit matures May 15, 2014 and is secured by 80% of the receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on a monthly basis on this Line of Credit.	$437,089	$437,089

Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	$2,435,862	$-

Total of notes payable and advances	$2,872,951	$437,089

Less Current Portion:	$(926,218)	$(437,089)

Long-Term Portion:	$1,946,733	$-

NOTE 9.  EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 8,110,853 common shares were issued and outstanding as of December 31, 2013. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, of which no shares were issued and outstanding as of December 31, 2013. The Company is authorized to issue 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, none of which were issued and outstanding as of December 31, 2013 following the Series B Redemption. The 10% Cumulative Perpetual Series B Preferred has a liquidation preference of $10,000 per share. The Company is authorized to issue 500 shares of its Series C Convertible Preferred Stock, none of which were issued and outstanding as of December 31, 2013 following the Series C Recapitalization Transactions. The Series C Preferred Stock is convertible at $0.25 per share and has a liquidation preference of $10,000 per share.

As of December 31, 2013, 6,621 shares of common stock were subscribed.

Options

As of December 31, 2013, 180,000 options to purchase common stock of the Company were issued and outstanding, of which 60,000 are exercisable at $1.00 per share and 120,000 are exercisable at $0.90 per share.

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

As of December 31, 2013, 209.808 warrants to purchase common stock of the Company were issued and outstanding, additional information on which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
17,586	$7.700	12/31/09	12/31/14	No
10,000	$7.000	12/31/09	12/31/14	No
37,500	$5.000	08/20/09	08/20/14	No
14,259	$3.600	05/14/10	05/14/15	Yes
17,500	$3.500	08/20/09	08/20/14	No
10,000	$3.500	12/31/09	12/31/14	No
2,083	$3.000	04/01/09	04/01/14	Yes
25,000	$3.000	11/01/13	11/01/16	No
20,640	$2.000	06/29/10	06/29/15	No
21,240	$2.000	07/21/10	07/21/15	No
9,000	$2.000	09/03/10	09/03/15	No
25,000	$2.000	11/01/13	11/01/16	No
209,808

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.3%
Weighted average expected life (in years)	1.5

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

The Company issued 311,621 shares of its common stock for services during the year ended December 31, 2013, for which it recorded an expense of $354,039, as compared to a net expense of $52,064 for the year ended December 31, 2012.  During the year ended December 31, 2013 the Company also issued 110,000 options and warrants to purchase shares of its common stock, for which it recorded an expense of $40,896, as compared to a net contra-expense of $22,644 for the year ended December 31, 2012.

2013

During the year ended December 31, 2013, the Company issued and cancelled 642,126 and 0 shares of its common stock, respectively, for an aggregate net issuance of 642,126 shares. Of those amounts, (i) 5,000 shares were issued to consultants for the fair value of services rendered, (ii) 39,121 shares were issued to members of the Board of Directors for the fair value of services rendered consistent with the Company’s Board compensation plan, (iii) 267,500 shares were issued to employees for the fair value of services rendered in connection with an employee stock award program, and (iv) 330,505 shares were issued in connection with the Series C Recapitalization Transactions.  In addition to the above, during the year ended December 31, 2013 the Company issued 60,000 options to purchase common stock in the Company under the terms of the Company’s qualified plan and 50,000 warrants to a consultant for the fair value of services rendered. The Company did not issue any shares of its common stock to investors for cash during the year ended December 31, 2013.

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

During the year ended December 31, 2013, the Company valued shares issued for services rendered based on the trading value of the stock at the time of issuance.

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

NOTE 10.  INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
Current:
Federal AMT	$26,250	$40,257
State	64,250	-
	90,500	40,257
Deferred:
Federal	$455,000	$646,000
State	38,000	152,000
	493,000	798,000
Change in valuation allowance	(493,000)	(1,487,000)
Provision (benefit) for income taxes, net	$90,500	$(648,743)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2013	2012
Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	6.29%	8.00%
Federal AMT	1.90%	0.02%
Valuation allowance	(35.65)%	(76.76)%
Effective tax rate	6.54%	(34.74

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	December 31,
	2013	2012
Net operating loss carryforwards	7,272,000	7,727,000
Valuation allowance	(6,583,000)	(7,038,000

Deferred income tax asset	$689,000	$689,000

The Company has a net operating loss carryforwards of approximately $21,250,000 for federal purposes available to offset future taxable income through 2032, which expire in various years through 2032, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2012, expectations of taxable income necessitated a reduction in the valuation allowance and a restoration of $689,000 of deferred tax assets related to net operating losses expected to be utilized in the next 12 months.  At December 31, 2013, the Company continues to maintain the deferred tax asset of $689,000.

NOTE 11.  FAIR VALUE MEASUREMENTS

The Company immediately adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2013, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
Cash	$-	$3,305,179	$-	$3,305,179
Intangible assets	-	-	1,037,117	1,037,117
	$-	$3,305,179	$1,037,117	$4,342,296

NOTE 12.  COMMITMENTS AND CONTINGENCIES

The Company does not have, to the best of its knowledge, any undisclosed commitments or contingent liabilities.

NOTE 13.  RELATED PARTY TRANSACTIONS

Until May 2013, Mr. Michael Abrams served as the Company’s Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services ("Agreement") by and between the Company and Burnham Hill Advisors, LLC (“BHA”). The Agreement was cancelled on May 8, 2013 in connection with the execution of an employment agreement by and between Mr. Abrams and the Company. Mr. Abrams is a partner in Burnham Hill Capital Group, of which BHA is a 100% wholly owned entity.  Mr. Jason Adelman, a shareholder beneficially owning in excess of 5% of the Company's common stock, is also a principal of BHA.  During the year ended December 31, 2013, the Company paid BHA $54,000 under the Agreement in connection with services rendered by Mr. Abrams to the Company as its CFO and an additional $26,000 in connection with the cancellation of the Agreement. Additionally, Mr. Abrams received $1,500 per month directly from the Company from January 2013 through April 2013 in connection with the services he provided to the Company pursuant to the Agreement prior to its cancellation.

The Company did not have any other related party transactions as of December 31, 2013.

NOTE 14.  NET INCOME PER SHARE

Basic income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average fully diluted number of shares of common stock outstanding during the period. For the years ended December 31, 2013 and 2012, the following potential shares of common stock were included in the number of shares of common stock outstanding for the calculation of diluted income per share.

	December 31,
	2013	2012
Warrants	569,142	8,863,917
Options	176,000	1,200,000
Preferred Stock (as converted)	375,000	5,000,000
Total	1,120,142	15,063,917

The following table represents the computation of basic and diluted losses per share at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Net income (losses) available for common shareholders	1,292,425	2,524,276

Basic weighted average common shares outstanding	7,830,909	74,465,509
Basic income (loss) per share	0.17	0.03
Diluted weighted average common shares outstanding	8,951,051	93,779,867
Diluted income (loss) per share	0.14	0.03

Net loss per share is based upon the weighted average shares of common stock outstanding.

NOTE 15.  SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on March 18, 2014 and determined that no subsequent events occurred.