Form 10-Q
period 2014-06-30
FITLIFE BRANDS, INC.
filed 2014-08-07
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Common stock, $0.01 par value	8,194,812

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2014

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS:	June 30,	December 31,
	2014	2013

CURRENT ASSETS
Cash	$3,924,474	$3,305,179
Accounts receivable, net	2,502,414	1,259,887
Inventory	3,175,205	2,752,636
Deferred tax asset	689,000	689,000
Prepaid expenses and other current assets	84,574	127,448
Total current assets	10,375,667	8,134,150

PROPERTY AND EQUIPMENT, net	2,965	5,988

Intangible assets, net	1,147,243	1,037,117
Long-term investments	-	50,000
Deposits	3,048	3,048
TOTAL ASSETS	$11,528,924	$9,230,303

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,975,854	$1,204,894
Accrued expenses and other liabilities	181,383	280,402
Income tax payable	87,000	48,000
Line of Credit	437,089	437,089
Current portion of term loan agreement	498,000	489,129
Redemption of preferred stock payable	15,459	15,459
Total current liabilities	3,194,786	2,474,974

LONG-TERM DEBT	1,695,465	1,946,733

TOTAL LIABILITIES	4,890,251	4,421,707

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 8,190,368 and 8,110,853 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	81,904	81,109
Subscribed common stock	44	66
Additional paid-in capital	26,260,462	26,049,722
Accumulated deficit	(19,703,738)	(21,322,299)
Total stockholders' equity	$6,638,673	$4,808,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,528,924	$9,230,303

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Revenue	$5,986,686	$5,055,035	$12,319,763	$11,116,176
Total	5,986,686	5,055,035	12,319,763	11,116,176

Cost of Goods Sold	3,738,337	3,189,188	7,714,736	6,980,421
Gross Profit	2,248,350	1,865,847	4,605,027	4,135,755

OPERATING EXPENSES:
General and administrative	786,799	668,234	1,592,026	1,665,977
Selling and marketing	588,512	624,762	1,156,878	1,234,851
Depreciation and amortization	56,448	57,971	112,897	116,762
Total operating expenses	1,431,759	1,350,967	2,861,801	3,017,590
OPERATING INCOME (LOSS)	816,591	514,880	1,743,226	1,118,165

OTHER (INCOME) AND EXPENSES
Interest expense	24,375	3,669	49,393	8,040
Other income	-	-	(87,500)	-
Loss on the sale of assets	-	-	-	-
Total other (income) expense	24,375	3,669	(38,107)	8,040

INCOME TAXES (BENEFIT)	67,000	41,000	162,771	52,500

NET INCOME (LOSS)	$725,215	$470,211	$1,618,561	$1,057,625

NET INCOME (LOSS) PER SHARE:
Basic	$0.09	$0.06	$0.20	$0.14

Diluted	$0.08	$0.05	$0.19	$0.12

Basic	8,190,368	7,775,348	8,164,193	7,713,682

Diluted	8,613,227	9,054,740	8,570,527	9,032,907

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	(Unaudited)
	2014	2013

Net income	$1,618,561	$1,057,625
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,897	116,762
Common stock and options issued for services	129,014	349,670
Gain on write-up of investment	(137,500)	-
Changes in operating assets and liabilities:
Accounts receivables	(1,242,527)	(833,908)
Inventory	(422,569)	706,447
Prepaid expenses	42,874	1,752
Deposits	-	-
Accounts payable	770,960	107,968
Accrued liabilities	(99,019)	11,018
Income tax payable	39,000	10,000
Net cash provided by / (used in) operating activities	811,692	1,527,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Long-term investment	50,000	(100,000)
Proceeds from sale of assets	-	-
Net cash provided by / (used in) investing activities	50,000	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(242,397)	-
Net cash provided by / (used in) financing activities	(242,397)	-

INCREASE (DECREASE) IN CASH	619,295	1,427,334
CASH, BEGINNING OF PERIOD	3,305,179	936,911
CASH, END OF PERIOD	$3,924,474	$2,364,244

Supplemental disclosure operating activities

Cash paid for interest	$49,393	$8,040

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $3,047 related to bad debt and doubtful accounts during the quarter ended June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At June 30, 2014 and December 31, 2013, the value of the Company’s inventory was $3,175,205 and $2,752,636, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2014, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Finished goods	$2,293,594	$2,140,185
Components	881,611	612,451
Total	$3,175,205	$2,752,636

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Equipment	$285,753	$285,753
Accumulated depreciation	(282,787)	(279,765)
Total	$2,965	$5,988

Depreciation and amortization expense for the six months ended June 30, 2014 was $112,897 as compared to $116,762 for the six month period ended June 30, 2013.

NOTE 6 - INTELLECTUAL PROPERTY

During the six months ended June 30, 2014 the Company wrote off the remaining balance of its investment in YogaEarth Group LLC ("YogaEarth") and recorded a $50,000 expense in connection with the write off. Contemporaneously with the write off, FitLife, YogaEarth and other third parties (collectively, the "Parties") entered into a settlement agreement (the "Settlement") related to prior investment activity and intellectual property development initiatives undertaken by the Parties. Under the terms of the Settlement, YogaEarth agreed to sell its 50% ownership position in the kaniwa protein extraction intellectual property (the "IP") to the other Parties for the termination of certain equity rights and claims held by such parties in and against YogaEarth. Under the terms of the Settlement, FitLife issued the third parties common stock with a fair market value of $84,500 in exchange for the 37.5% of the IP owned by the third parties, resulting in the Company owning 100% of the IP.  The Company booked the $220,000 implied value of the IP to intangible assets, net and recorded a gain on the transaction of $137,500. During the six months ended June 30, 2014, the Company also filed a patent application with the USPTO for the IP.

NOTE 7 – NOTE PAYABLES

Notes payable consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014 and June 25, 2014 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2015 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	2,193,465	2,435,862
Total of notes payable and advances	2,630,554	2,872,951
Less current portion	(935,089)	(926,218)

Long-term portion	$1,695,465	$1,946,733

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

NOTE 9 - RELATED PARTY TRANSACTIONS

None.

NOTE 10 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended June 30, 2014 included 8,190,368 shares of common stock, 207,748 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 215,111 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended June 30, 2014 and 2013.

	June 30, 2014	June 30, 2013
Income / (Losses) available for common shareholders	$725,215	$470,211

Basic weighted average common shares outstanding	8,190,368	7,775,348
Basic income / (loss) per share	$0.09	$0.06

Diluted weighted average common shares outstanding	8,613,227	9,054,740
Diluted income / (loss) per share	$0.08	$0.05

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 8,190,368 common shares were issued and outstanding as of June 30, 2014. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of June 30, 2014.

As of June 30, 2014, 4,444 shares of common stock were subscribed.

Options

As of June 30, 2014, 220,000 options to purchase common stock of the Company were issued and outstanding, 40,000 of which had an exercise price equal to $2.20 per share, 60,000 of which had an exercise price equal to $1.00 per share, and 120,000 of which had an exercise price equal to $0.90 per share. During the three month period ended June 30, 2014, the Company issued 40,000 options at an exercise price of $2.20 per share to certain employees, for which it recorded an expense of $32,679.

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

As of June 30, 2014, 207,725 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
17,586	$7.700	12/31/09	12/31/14	No
10,000	$7.000	12/31/09	12/31/14	No
37,500	$5.000	08/20/09	08/20/14	No
14,259	$3.600	05/14/10	05/14/15	Yes
17,500	$3.500	08/20/09	08/20/14	No
10,000	$3.500	12/31/09	12/31/14	No
25,000	$3.000	11/01/13	11/01/16	No
20,640	$2.000	06/29/10	06/29/15	No
21,240	$2.000	07/21/10	07/21/15	No
9,000	$2.000	09/03/10	09/03/15	No
25,000	$2.000	11/01/13	11/01/16	No
207,725

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.1%
Weighted average expected life (in years)	1.0

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended June 30, 2014, the Company issued 4,444 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $10,000 for the fair value of services rendered.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended June 30, 2014 and the year ended December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
Current:
Federal AMT	$35,771	$26,250
State	127,000	64,250
	162,771	90,500
Deferred:
Federal	$522,000	$455.000
State	-	38,000
	522,000	493,000
Change in valuation allowance	(522,000)	(493,000)
Provision (benefit) for income taxes, net	$162,771	$90,500

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	June 30,	December 31,
	2014	2013

Net operating loss carryforwards	6,874,000	7,272,000
Valuation allowance	(6,185,000)	(6,583,000)

Deferred income tax asset	$689,000	$689,000

The Company has a net operating loss carryforwards of approximately $19,639,000 for federal purposes available to offset future taxable income through 2032, which expire in various years through 2032, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

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

NOTE 13 – SUBSEQUENT EVENTS

Effective July 1, 2014, the Company and John Wilson, the Company’s Chief Executive Officer, entered into the second amendment to Mr. Wilson’s employment agreement, which amendment extends the term of Mr. Wilson’s employment agreement to June 30, 2016, and provides for an annual salary of $265,000 and a $50,000 cash bonus, payable in the event the Company achieves certain milestones. As consideration for entering into the amendment, Mr. Wilson received 100,000 restricted shares of the Company’s common stock subject to three year vesting and issuable under the terms of the Company’s 2010 Equity Incentive Plan.

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

Results of Operations

Net Sales.  Revenue for the three months ended June 30, 2014 increased 18.4% to $5,986,686 as compared to $5,055,035 for the three months ended June 30, 2013. Revenue for the six months ended June 30, 2014 increased 10.8% to $12,319,763 as compared to $11,116,176 for the six months ended June 30, 2013. The increase in total revenue for the three month period and six month period ended June 30, 2014 was driven by continued strong demand for our products domestically and internationally and, to a lesser extent, by increased sales to certain customers in advance of the planned transition to GNC’s centralized distribution platform, which went into effect May 1, 2014. While not anticipated to impact our results from operations beyond the short-term, the transition to GNC’s centralized distribution platform will likely have an affect on revenue and cost of goods sold in subsequent periods.  In this regard, a substantial portion of our distribution expense, which was previously recorded in cost of goods sold, will be eliminated, and instead recorded as an offset to gross revenue through distributor-level pricing adjustments.  As a result, period over period revenue and cost comparisons will be affected, although our gross profit will likely not be impacted beyond the short-term.

We currently market more than 50 products to over 1,100 GNC franchise locations both domestic and international. The Company continually seeks to increase both the number of stores and number of approved products that comprise its domestic and international distribution footprint and, while no assurances can be given, we anticipate that such efforts will continue to drive future revenue growth. While currently not a material component of revenue, management anticipates that continued international expansion will be a major driver of future growth. While management remains optimistic about the current state and long-term growth potential of the business, it is still evaluating the potential impact that the new distribution platform may have on both the business in general and financial results for the third quarter.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2014 increased to $3,738,337 as compared to $3,189,188 for the three months ended June 30, 2013, and increased to $7,714,736 during the six months ended June 30, 2014 as compared to $6,980,421 for the six months ended June 30, 2013.  The increase during the three and six month periods was primarily attributable to increased sales volume during the respective periods.  As noted above, the transition to GNC’s centralized distribution platform is expected to reduce cost of goods sold in future periods as a substantial portion of our distribution expense will no longer be recorded as a cost of goods sold.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2014 increased to $786,799 as compared to $668,234 for the three months ended June 30, 2013. The increase in general and administrative expense for the period was primarily attributable to higher personnel costs and the payment of certain amounts related to the settlement of previously disclosed legal matters. General and administrative expense for the six months ended June 30, 2013 decreased to $1,592,026 as compared to $1,665,977 for the six months ended June 30, 2013.  The decrease in the six month period in general and administrative expense is principally attributable to lower non-cash equity issuance expense in the comparative first quarters partially offset by slightly higher personnel costs in the comparative second quarter.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2014 decreased to $588,512, as compared to $624,762 for the three months ended June 30, 2013, and decreased to $1,156,878 during the six months ended June 30, 2014 as compared to $1,234,851 for the six months ended June 30, 2013. The decrease in selling and marketing expense for the three-month and six-month period ended June 30, 2014 is principally attributable to lower costs related to sample packs. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2014 decreased to $56,448 as compared to $57,791 for the three months ended June 30, 2013.  Depreciation and amortization for the six months ended June 30, 2013 decreased to $112,897 as compared to $116,762 for the six months ended June 30, 2013.

Net Income/(Loss).  We generated a profit of $725,215 for the three months ended June 30, 2014 as compared to a profit of $470,211 for the three months ended June 30, 2013. The increase was principally attributable to increased gross profit driven by higher net sales. We generated a profit of $1,618,561 for the six months ended June 30, 2014 as compared to a profit of $1,057,625 for the six months ended June 30, 2013.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the quarter ended June 30, 2014. The anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash provided by operating activities for the six months ended June 30, 2014 was $811,692, as compared to cash provided by operating activities of $1,527,334 for the six months ended June 30, 2013. The decrease is attributable to fluctuations in working capital accounts consistent with standard business practices and non-cash expenses related to the issuance of common stock and options. Notwithstanding the foregoing, net working capital increased to $7,180,881 as of the quarter ended June 30, 2014 from $5,659,176 as of June 30, 2013.

Cash Provided by/(Used in) Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2014 was $50,000 as compared to $100,000 used in investing activities for the six months ended June 30, 2013.

Cash Provided by/(Used in) Financing Activities.   Our cash used in financing activities for the six months ended June 30, 2014 was $242,397, as compared to $0 cash used in financing activities during the six months ended June 30, 2013. The difference related to the principal reduction payment for the term loan pursuant to a five year level amortization schedule. While no assurances can be given and excepting the September 2013 activity related to the recapitalization of the balance sheet, we remain cash flow positive and have not needed to seek or secure additional working capital to operate and grow the business since the fourth quarter of 2010.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2014. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2014. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2014.

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

Registrant Date: August 7, 2014	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: August 7, 2014	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)