Form 10-K
period 2014-12-31
FITLIFE BRANDS, INC.
filed 2015-03-31
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

(Check one):
Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $12,128,344.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 15, 2015, there were 8,202,362 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2015 annual meeting of stockholders.

FITLIFE BRANDS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 and 2013

Forward Looking Statements — Cautionary Language

This Annual Report on Form 10-K contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included herein, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Overview

    FitLife Brands (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com) and CoreActive™ (www.coreactivenutrition.com). The Company manufactures and distributes a full line of nutritional supplements to support athletic performance, weight loss and general health predominantly through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS”).

The Company is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTCBB market.

Recent Developments

Share Repurchase Program

On June 30, 2014, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month (the “Repurchase Program”). Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations. In March 2015, the Board of Director’s approved an extension of the Repurchase Program, which enabled the Company to purchase a substantial number of shares in a single transaction on March 6, 2015. The extension did not affect the terms or conditions of the existing Repurchase Program. As of March 12, 2015, the Company had repurchased an aggregate total of 120,354 shares of our common stock, at an average purchase price of $2.15 per share.

Industry Overview

We compete principally in the nutrition industry. The Nutrition Business Journal categorizes the industry in the following segments:

•	Dietary Supplements (vitamins, minerals, herbs & botanicals, sports nutrition, meal replacements and specialty supplements);

•	Natural & Organic Foods (products such as cereals, milk, non-dairy beverages and frozen meals);

•	Functional Foods (products with added ingredients or fortification specifically for health or performance purposes); and

•	Natural & Organic Personal Care and Household Products.

Management believes that the following factors drive growth in the nutrition industry:

•	The general public’s awareness and understanding of the connection between diet and health;

•	The aging population in the Company’s markets who tend to use more nutritional supplements as they age;

•	Increasing healthcare costs and the consequential trend toward preventative medicine and non-traditional medicines; and

•	Product introductions in response to new scientific studies.

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports performance, weight loss and general nutrition products that are currently marketed and sold nationally. The Company currently markets more than 60 different products to approximately 900 GNC franchise locations located in the United States, as well as to approximately 300 additional franchise locations in more than 10 countries, all of which are distributed through either the Company’s direct distribution system or GNC’s distribution system. A complete product list is available on our websites at fitlifebrands.com, ndsnutrition.com, pmdsports.com, sirenlabs.com and coreactivenutrition.com. Key brands include:

•	NDS – Innovative weight loss, general health and sports nutrition supplements, examples include Censor, Cardio Cuts and LipoRUSH DS;

•	PMD – Precision sports nutrition formulations for professional muscular development, examples include Amplify XL, Pump Fuel and Flex Stack;

•	Siren Labs – Weight loss and sports nutrition performance enhancing supplements for fitness enthusiasts, examples include Slimify, Shock’d and Ultra Karbs;

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

New Product Identification

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 27 new products during the year ended December 31, 2014, which included eight (8) completely new products, 16 product reformulations and three (3) flavor extensions, and anticipate launching a new product line in the first half of fiscal 2015 under the Metis Nutrition brand marked for exclusive distribution through corporate owned GNC stores located in the US and Canada. Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

The Company principally distributes its sports nutrition, weight loss and general health products through approximately 900 GNC franchise locations located throughout the United States. The Company also currently distributes to over 300 GNC international franchise locations in more than 10 countries. On May 1, 2014, the Company transitioned the majority of its distribution to GNC’s centralized distribution platform for all products excluding protein, which transitioned in mid-September. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of product to individual franchise locations. For the year ended December 31, 2014, direct sales to 733 GNC franchise locations owned by 307 discrete customers represented approximately 50.0% of the total sales of the Company. Sales to GNC for indirect distribution to franchise and international locations accounted for 48.0% of total revenue. Excluding sales to GNC’s centralized platform for indirect distribution, no single customer represented more than 10% of total revenue. The remaining 2.0% of sales was attributable to other distribution channels, including online sales through the Company-owned website at www.ndsnutrition.com and sales of its Core Active Nutrition Products.

We are currently focusing our sales and marketing efforts to expand sales to additional GNC franchise locations both domestically and internationally, as well as developing a broader retail presence for our Core Active Nutrition Products.  In addition to the foregoing, we also anticipate launching a new brand, Metis Nutrition (“Metis”), into a select number of corporate owned stores and expect that the first product from the new brand will be available on store shelves in the second quarter. While risks and uncertainties remain, the anticipated launch of Metis is an exciting milestone for the Company and could represent a compelling growth platform for 2015 and beyond. Management believes that substantial growth opportunities exist to increase revenue with GNC including continued expansion in the international franchise system and domestically through the corporate store opportunity. The domestic franchise market remains a strong business and the core of our operations. Management is excited to continue to work collaboratively with the franchisees to build on our established track records of growth and innovation.

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

Regulatory Matters

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various agencies of the states and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

•	product claims and advertising;

•	product labels;

•	product ingredients; and

•	how we manufacture, package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet current Good Manufacturing Practices (“GMPs”) to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated GMPs.

The FDA also regulates the labeling and marketing of dietary supplements and nutritional products, including the following:

•	the identification of dietary supplements or nutritional products and their nutrition and ingredient labeling;

•	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

•	labeling requirements for dietary supplements or nutritional products for which “high potency” and “antioxidant” claims are made;

•	notification procedures for statements on dietary supplements or nutritional products; and

•	premarket notification procedures for new dietary ingredients in nutritional supplements.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

DSHEA also permits statements of nutritional support to be included in labeling for nutritional supplements without FDA premarket approval. These statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease.” These statements may describe a benefit related to a nutrient deficiency disease, the role of a nutrient or nutritional ingredient intended to affect the structure or function in humans, the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, the general well-being from consumption of a nutrient or dietary ingredient, but may not expressly or implicitly represent that a nutritional supplement will diagnose, cure, mitigate, treat or prevent a disease. An entity that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (“DSNDCPA”) was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and for us to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the requirements of the DSNDCPA.

We are also subject to a variety of other regulations in the U.S., including those relating to bioterrorism, taxes, labor and employment, import and export, the environment and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure you that we will always be in compliance despite our best efforts to do so.

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the U.S. As with the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot assure you that we will always be in compliance despite our best efforts to do so. Our failure to maintain regulatory compliance within and outside the U.S. could impact our ability to sell our products and thus, materially impact our financial position and results of operations.

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

During the fiscal year ended December 31, 2014 the Company wrote off the remaining balance of its investment in YogaEarth Group LLC (“YogaEarth”) and recorded a $50,000 expense in connection with the write off. Contemporaneously with the write off, the Company, YogaEarth and other third parties (collectively, the “Parties”) entered into a settlement agreement (the “Settlement”) related to prior investment activity and intellectual property development initiatives undertaken by the Parties. Under the terms of the Settlement, YogaEarth agreed to sell its 50% ownership position in the kaniwa protein extraction intellectual property (the “Kaniwa IP”) to the other Parties for the termination of certain equity rights and claims held by such parties in and against YogaEarth. Under the terms of the Settlement, the Company issued shares of its common stock with a fair market value of $84,500 to the third parties in exchange for their 37.5% of the Kaniwa IP, resulting in the Company owning 100% of the Kaniwa IP. Following the execution of the Settlement, the Company filed a patent application with the USPTO for the Kaniwa IP. On December 22, 2014, the USPTO notified the Company that its claims under the Kaniwa IP were not allowed. The Company intends to file a response with the USPTO on or before March 23, 2015.

Employees

We had 16 full-time employees and 1 part-time employee as of December 31, 2014. We consider our employee relations to be good. In addition to the above, the Company retains consultants for certain services on an as needed basis.

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

Although the Company has achieved profitable operations during the year ended December 31, 2014, it may not be able to sustain profitability.  The Company’s failure to sustain profitability or effectively manage growth could result in net losses, and therefore negatively affect the Company’s financial condition.

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

We are currently dependent on sales to GNC franchisees for the vast majority of our total sales.

Direct sales to GNC franchises during the year ended December 31, 2014 represented 50.0% of total sales, while sales to GNC’s centralized distribution platform accounted for approximately 48.0% of total sales including indirect distribution of product to domestic and international franchisees.  GNC’s franchisees are not required to purchase product from the Company.  In the event GNC franchisees cease purchasing products from the Company, or otherwise reduce their purchases, the Company’s total revenues would be negatively impacted, and such impact could be material.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to additional GNC franchisees, as well as increasing sales of our Core Active Nutrition Products and, in the longer term, GNC corporate stores.  We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to additional GNC franchisees, both domestically and internationally, as well as increasing the number of independent retailers selling Core Active Nutrition Products.  We may not be successful increasing sales to additional GNC franchisees, or contracting with additional independent retailers to market and sell Core Active Nutrition Products.  In addition, although we increased international distribution efforts of our products in the year ended December 31, 2014, we do not have an established history of international expansion, and therefore have no assurance that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurance as to whether we will be able to comply with such regulatory or legal requirements.

Additionally, our planned launch into GNC corporate stores is a new venture for the Company. There are no assurances the Company with be successful in the corporate stores. If unsuccessful, the attempt to expand into corporate stores could generate operating losses and those losses could be material.

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

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to maintain profitability.

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

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the adjusted closing price of our common stock has ranged from a high $3.24 to a low of $1.95 during the period commencing January 1, 2014 and ending December 31, 2014. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Omaha, Nebraska and maintains a lease at a cost of $4,215 per month, which lease is currently set to expire in February 2017. The Omaha facility is a total of 4,720 square feet inclusive of approximately 1,000 square feet of on-site warehouse space. In addition to the Omaha facility, the Company leases some office equipment for aggregate total cost of $193 per month.

Summary monthly lease information for 2014 and 2013 is provided as follows:

Lease Cost
2013	$4,215
2014	$4,066

ITEM 3.  LEGAL PROCEEDINGS

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

On December 31, 2014, various Plaintiffs, individually and on behalf of a purported nationwide and sub-class of purchasers, filed a lawsuit in the U.S. District Court for the Northern District of California, captioned Ryan et al. v. Gencor Nutrients, Inc. et al., Case No.: 4:14-CV-05682.  The lawsuit includes claims made against the manufacturer and various producers and sellers of products containing a nutritional supplement known as Testofen, which is manufactured and sold by Gencor Nutrients, Inc. (“Gencor”).  Specifically, the Ryan Plaintiffs allege that various Defendants have manufactured, marketed and/or sold Testofen, or nutritional supplements containing Testofen, and in doing so represented to the public that Testofen had been clinically proven to increase free testosterone levels.  According to the Plaintiffs, those claims are false and/or not statistically proven.  Plaintiffs seek relief under violations of the Racketeering Influenced Corrupt Organizations Act, breach of express and implied warranties, and violations of unfair trade practices in violation of California, Pennsylvania, and Arizona law.  NDS utilizes Testofen in a limited number of nutritional supplements it manufactures and sells pursuant to a license agreement with Gencor.

Recently, this matter was transferred to the Central District of California due to a similarly filed lawsuit that had previously been filed and dismissed with prejudice. Counsel for the Ryan Plaintiffs also filed a Motion with the United States Judicial Panel on Multidistrict Litigation to Transfer the Ryan and Camey matters to the Northern District of California.  NDS plans to vigorously defend all allegations made by Plaintiffs.

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

At December 31, 2014, there were 8,198,516 shares of common stock outstanding and there were approximately 210 shareholders of record of the Company’s common stock in additional to an undetermined number of holders for whose shares are held in “street name”.

The following table sets forth for the periods indicated the high and low closing prices for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2014
First Quarter (January - March 2014)	$3.24	$1.98
Second Quarter (April - June 2014)	$2.63	$1.95
Third Quarter (July - September 2014)	$2.88	$2.22
Fourth Quarter (October - December 2014)	$2.85	$2.50

Fiscal Year 2013
First Quarter (January - March 2013)	$1.20	$0.80
Second Quarter (April - June 2013)	$1.30	$0.90
Third Quarter (July - September 2013)	$2.80	$1.40
Fourth Quarter (October - December 2013)	$2.45	$1.63

On March 18, 2015, the closing price of our common stock was $2.18.

Share Repurchase Program

On June 30, 2014, the Company’s Board of Directors approved the Repurchase Program, pursuant to which the Company is authorized to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations. In March 2015, the Board of Director’s approved an extension of the Repurchase Program, which enabled the Company to purchase a substantial number of shares in a single transaction on March 6, 2015. The extension did not affect the terms or conditions of the existing Repurchase Program. As of March 12, 2015, the Company had repurchased an aggregate total of 120,354 shares of our common stock, at an average purchase price of $2.15 per share.

The Company did not make any purchases under the Repurchase Program during the quarter ended December 31, 2014.

Dividends

We have not and may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2014. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our transfer agent and registrar for the common stock is Colonial Stock & Transfer located in Salt Lake City, Utah.

ITEM 6.  SELECTED FINANCIAL DATA

Not a required disclosure for Smaller Reporting Companies.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables which, during the year ended December 31, 2014, increased due principally to the transition to GNC’s centralized distribution platform. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $2,269 related to bad debt and doubtful accounts during the year ended December 31, 2014, and wrote off $9,051 related to bad debt and doubtful accounts during the year ended December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2014, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2014 and 2013, the value of the Company’s inventory was $2,284,922 and $2,752,636, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2014, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Net Sales. Revenue for the year ended December 31, 2014 increased to $19,960,376 as compared to $19,684,030 for the year ended December 31, 2013. This 1.4% increase was driven by continued strong sales growth in our established distribution channels, and, to a lesser extent, by increased sales to certain customers during the quarters ended March 31 and June 30, 2015 in advance of the planned transition to GNC’s centralized distribution platform, which went into effect May 1, 2014.  As anticipated, a material portion of our distribution expense, which was previously recorded in cost of goods sold, was eliminated in the quarters ended September 30 and December 31, 2014, and instead impacted gross revenue through distributor-level pricing adjustments.  As a result, period over period revenue and cost comparisons for the fiscal year ended December 31, 2014 compared to the year ended December 31, 2013 was affected, as will the first quarter ending March 31, 2015 compared to the comparable period in 2014.

We currently market more than 60 products to over 1,200 domestic and international GNC franchise locations in more than ten countries. The Company continually seeks to increase both the number of stores and number of approved products that comprise its domestic and international distribution footprint and, while no assurances can be given, anticipates that such efforts will continue to drive future revenue growth.  While currently not a material component of revenue, management anticipates that continued international expansion will be a major driver of future growth. Management further estimates that the anticipated near-term launch of its newest brand, Metis Nutrition, designed exclusively for the GNC corporate store opportunity could prove transformational to the business and be a driver of long term growth for the Company.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2014 increased to $ 12,867,466 as compared to $12,548,637 for the year ended December 31, 2013. This 2.5% increase is primarily attributable to increased unit and dollar sales volume during the 2014 period as well as from the shift in distribution expense caused by the transition to GNC’s centralized distribution platform, as discussed above.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2014 decreased by $463,993 to $2,636,326 as compared to $3,100,320 for the year ended December 31, 2013. This decrease is principally attributable to a return to normal levels in 2014 after slightly higher than average costs in 2013 primarily related to increased legal expense and other expenses that can fluctuate from time to time in the normal course of business.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2014 decreased to $2,378,413 as compared to $2,425,183 for the year ended December 31, 2013. This decrease is principally attributable to lower costs related to sample packs and trade shows, which was partially offset by increased product rebates and an increase in employee related costs.

Despite the decrease to selling and marketing expense in the 2014 period, as compared to the 2013 period, as net sales increase, we expect selling and marketing expense to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate over the long-term. Notwithstanding the foregoing, management anticipates higher than average selling and marketing expense in early 2015 in support of the planned launch of its newest brand, Metis Nutrition.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2014 and 2013 decreased to $226,046 from $232,338, respectively.

Net Income/ (Loss). Net income was $1,673,602 for the year ended December 31, 2014, as compared to net income of $1,292,425 for the year ended December 31, 2013. This increase is principally attributable to lower operating expenses during the year ended December 31, 2014, which were more in line with historical levels.

Financial Position, Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the year ended December 31, 2014. The anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $1,506,426 in the fiscal year ended December 31, 2014, compared to cash provided by operating activities of $2,564,740 for the year ended December 31, 2013. The decrease is attributable to fluctuations in working capital accounts consistent with standard business practices. Notwithstanding the foregoing, net working capital increased to $7,109,990 as of the year ended December 31, 2014 from $5,659,176 as of December 31, 2013.

Net Cash Flows from Investing Activities

Cash provided by investing activities for the fiscal year ended December 31, 2014 was $46,584 as compared to $50,000 used in investing activities during the year ended December 31, 2013.  The increase in cash provided by investing activities is principally attributable to investment and subsequent write-off in YogaEarth LLC.

Net Cash Flows from Financing Activities

Cash used in financing activities for the year ended December 31, 2014 was $504,490 primarily attributable to principal reduction payments on our existing five-year term loan with U.S. Bank (described below), as compared to $146,472 cash used in financing activities during the year ended December 31, 2013. The period-over-period difference relates to the receipt of $2.6 million from the issuance of a five-year term loan from U.S. Bank in fiscal 2013, the proceeds of which were used to retire existing preferred stock with a dramatically higher cost of capital. While no assurances can be given and, other than the fiscal 2013 activity related to the recapitalization of the balance sheet, we have not needed to seek or secure additional working capital to operate and grow the business since the fourth quarter of 2010.

Working Capital

The Company currently believes that it has adequate cash resources to fund its working capital requirements for the remainder of 2015. However, should the Company be unable to generate sufficient revenue in the future to continue to achieve positive cash flow from operations, additional working capital will be required.  In the event the Company no longer receives positive cash flow from operations, and management is unable to secure additional working capital, the Company’s business would be materially and adversely harmed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although as the geographical scope of our business broadens, we may do so in the future.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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

10.11	Amendment No. 2 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated November 18, 2010. (incorporated by reference to Exhibit 10.13 filed with Form 10-K on April 15, 2011).
10.12	Employment Agreement, dated December 31, 2009, between the Company and John Wilson. (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).
10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 filed with Form 10-K on April 15, 2011).
10.14	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 7, 2013).
10.15	Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.15 filed with the Annual Report on Form 10-K on March 28, 2014).
10.16	Amendment No. 2 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 15, 2014).
14.1	Code of Ethics (incorporated by reference to 14.1 filed with Form 10-K on March 27, 2009).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with Form 10-K on March 27, 2009).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 31, 2015	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President

Date: March 31, 2015	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 31, 2015	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President, Director

Date: March 31, 2015	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

Date: March 31, 2015	By: /s/ Lewis Jaffe
Lewis Jaffe
Chairman of the Board

Date: March 31, 2015	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 31, 2015	By: /s/ Fadi Aramouni
Fadi Aramouni
Director

 ITEM 8.  FINANCIAL STATEMENTS

 FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of FitLife Brands, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. (Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. FitLife Brands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FitLife Brands, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Dana Point, California
March 25, 2015

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash	$4,353,699	$3,305,179
Accounts receivable, net	1,685,623	1,259,887
Inventory	2,284,922	2,752,636
Deferred Taxes	689,000	689,000
Prepaid expenses and other current assets	47,202	127,448
Total current assets	9,060,446	8,134,150

PROPERTY AND EQUIPMENT, net	3,107	5,988

Intangibles assets, net	1,037,369	1,037,117
Long-term investments	-	50,000
Deposits	3,048	3,048
TOTAL ASSETS	$10,103,970	$9,230,303

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$813,600	$1,204,894
Accrued expenses and other liabilities	152,736	280,402
Income tax payable	40,000	48,000
Line of credit	437,089	437,089
Current Portion of Term Loan Agreement	507,031	489,129
Redemption of preferred stock payable	-	15,459
Total current liabilities	1,950,456	2,474,974

LONG-TERM DEBT	1,439,799	1,946,733

TOTAL LIABILITIES	3,390,255	4,421,707

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 8,198,516 and 8,110,853 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	81,985	81,109
Subscribed common stock	38	66
Additional paid-in capital	26,280,388	26,049,722
Accumulated deficit	(19,648,697)	(21,322,299)
Total stockholders' equity	$6,713,714	$4,808,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,103,970	$9,230,303

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenue	$19,960,376	$19,684,030
Total	19,960,376	19,684,030

Cost of Goods Sold	12,867,466	12,548,637
Gross Profit	7,092,910	7,135,393

OPERATING EXPENSES:
General and administrative	2,636,326	3,100,320
Selling and marketing	2,378,413	2,415,183
Depreciation and amortization	226,046	232,338
Total operating expenses	5,240,785	5,747,841
OPERATING INCOME (LOSS)	1,852,125	1,387,552

OTHER (INCOME) AND EXPENSES
Interest expense	94,667	40,906
Other expense (income)	(87,500)	(36,279)
Total other (income) expense	7,167	4,627

INCOME TAXES (BENEFIT)	171,355	90,500

NET INCOME (LOSS)	$1,673,602	$1,292,425

NET INCOME (LOSS) PER SHARE:
Basic	$0.20	$0.17

Diluted	$0.20	$0.14

Basic	8,180,428	7,830,909

Diluted	8,577,597	8,951,051

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Net income	$1,673,602	$1,292,425
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	226,046	232,338
Common stock issued (cancelled) for services	116,334	354,039
Warrants and options issued (cancelled) for services	32,679	40,896
Gain on write-up of investment	(137,500)	-
Gain on redemption of preferred stock and warrants	-	(86,278)
Changes in operating assets and liabilities:
Accounts receivable	(425,735)	(290,776)
Inventory	467,713	932,355

Prepaid expenses	80,246	(10,389)

Accounts payable	(391,295)	(4,486)
Accrued liabilities	(127,666)	88,615
Income tax payable	(8,000)	16,000
Net cash provided by (used in) operating activities	1,506,426	2,564,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,417)	-
Long-term investment	50,000	(50,000)

Net cash provided by (used in) investing activities	46,584	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	2,600,000
Payments for redemption of preferred stock	(15,459)	(2,582,333)
Repayments of note payable	(489,032)	(164,139)
Net cash provided by (used in) financing activities	(504,490)	(146,472)

INCREASE (DECREASE) IN CASH	1,048,520	2,368,268
CASH, BEGINNING OF PERIOD	3,305,179	936,911
CASH, END OF PERIOD	$4,353,699	$3,305,179

Supplemental disclosure operating activities

Cash paid for interest	$94,667	$40,906

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Preferred Stock						Additional Paid-in
	Common Stock		Preferred A			Preferred B		Preferred C		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2012	74,753,482	$747,534	-	$-	103.3	$757,063	125.0	$50,756	$26,864,676	$(22,614,724)	$5,805,307

Common stock issued for services	3,005,000	30,050							310,900		340,950

Preferred B shares accumulated dividends						137,639			(137,639)		-

Preferred C shares accumulated dividends								39,414	(39,414)		-

Options and warrants issued for services									40,896		40,896

Reverse stock split existing shares	(69,978,160)	(699,782)							699,782		-

Reverse stock split recap shares	(2,974,804)	(29,748)							29,743		(5)

Redemption of Preferred B shares					(103.3)	(894,703)			(1,032,999)		(1,927,702)

Redemption of Preferred C shares							(62.5)	(45,085)	(624,999)		(670,084)

Conversion of Preferred C shares	2,680,337	26,803					(62.5)	(45,085)	(142,538)		(160,820)

Exchange of Preferred C warrants	624,998	6,250							68,293		74,543

Subscribed common stock	6,621	66							13,023		13,089

Net income										1,292,425	1,292,425

DECEMBER 31, 2013	8,117,474	$81,175	-	$-	-	$-	-	$-	$26,049,722	$(21,322,299)	$4,808,598

Common stock issued for services	45,482	455							105,881		106,336

Common stock issued for settlement	35,560	356							82,144		82,500

Subscribed common stock	3,846	38							9,961		10,000

Options issued for services									32,679		32,679

Net income										1,673,602	1,673,602

DECEMBER 31, 2014	8,202,362	$82,024	-	$-	-	$-	-	$-	$26,280,388	$(19,648,697)	$6,713,714

	The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

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

Recent Developments

Share Repurchase Program

    On June 30, 2014, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month (the “Repurchase Program”). Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations. In March 2015, the Board of Director’s approved an extension of the Repurchase Program, which enabled the Company to purchase a substantial number of shares in a single transaction on March 6, 2015. The extension did not affect the terms or conditions of the existing Repurchase Program. As of March 12, 2015, the Company had repurchased an aggregate total of 120,354 shares of our common stock, at an average purchase price of $2.15 per share.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables which, in the quarter ended September 30, 2014, increased due principally to the transition to GNC’s centralized distribution platform. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $2,269 related to bad debt and doubtful accounts during the year ended December 31, 2014, and wrote off $9,051 related to bad debt and doubtful accounts during the year ended December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2014, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2014 and December 31, 2013, the value of the Company’s inventory was $2,284,922 and $2,752,636, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48; Accounting For Uncertainty In Income Taxes - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2014, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4.  PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2014 and 2013 as follows:

	December 31,
	2014	2013
Prepaid Expenses	47,202	127,448
Total	$47,202	$127,448

NOTE 5.  INVENTORIES

The Company inventories as of December 31, 2014 and 2013 consists as follows:

	December 31,
	2014	2013
Finished goods	$1,904,950	$2,140,185
Components	379,972	612,451
Total	$2,284,922	$2,752,636

NOTE 6.  PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2014 and 2013 as follows:

	December 31,
	2014	2013
Equipment	$289,169	$285,753
Accumulated depreciation	$(286,063)	$(279,765)
Total	$3,107	$5,988

Depreciation expense was $6,298 for December 31, 2014 compared to $12,589 for December 31, 2013.

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

The Company hired a third-party expert to prepare a valuation analysis to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the intangible assets from the acquisition of NDS Nutritional Products, Inc. in 2008. Based on that analysis, the Company determined that there was no impairment for the year ended December 31, 2014 or 2013.

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

The Company had total amortization expense of $219,749 for December 31, 2014 and December 31, 2013.

NOTE 8.  INTELLECTUAL PROPERTY

During the fiscal year ended December 31, 2014 the Company wrote off the remaining balance of its investment in YogaEarth Group LLC (“YogaEarth”) and recorded a $50,000 expense in connection with the write off. Contemporaneously with the write off, the Company, YogaEarth and other third parties (collectively, the “Parties”) entered into a settlement agreement (the “Settlement”) related to prior investment activity and intellectual property development initiatives undertaken by the Parties. Under the terms of the Settlement, YogaEarth agreed to sell its 50% ownership position in the kaniwa protein extraction intellectual property (the “Kaniwa IP”) to the other Parties for the termination of certain equity rights and claims held by such parties in and against YogaEarth. Under the terms of the Settlement, the Company issued shares of its common stock with a fair market value of $84,500 to third parties in exchange for their 37.5% of the Kaniwa IP, resulting in the Company owning 100% of the Kaniwa IP. The Company booked the $220,000 implied value of the Kaniwa IP to intangible assets, net and recorded a gain on the transaction of $137,500. Following the execution of the Settlement, the Company filed a patent application with the USPTO for the Kaniwa IP. On December 22, 2014, the USPTO notified the Company that its claims under the Kaniwa IP were not allowed. The Company intends to file a response with the USPTO on or around March 23, 2015.

NOTE 9.  NOTE PAYABLES

Notes payable consist of the following as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014 and June 25, 2014 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2015 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089

Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	$1,946,830	$2,435,862

Total of notes payable and advances	$2,383,919	$2,872,951

Less Current Portion:	$(944,120)	$(926,218)

Long-Term Portion:	$1,439,799	$1,946,733

NOTE 10.  EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 8,198,516 common shares were issued and outstanding as of December 31, 2014. The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. At present, the Company is authorized to issue, subject to the 10,000,000 share limit, 10,000,000 shares of its Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of December 31, 2014.

As of December 31, 2014, 3,846 shares of common stock were subscribed.

Options

As of December 31, 2014, 220,000 options to purchase common stock of the Company were issued and outstanding, 120,000 of which had an exercise price equal to $0.90 per share, 60,000 of which had an exercise price equal to $1.00 per share, and 40,000 of which had an exercise price equal to $2.20 per share. During the fiscal year ended December 31, 2014, the Company issued 40,000 options to key employees with an exercise price equal to $2.20 for which it recorded an expense of $32,679.

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

As of December 31, 2014, 115,139 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
14,259	$3.600	05/14/10	05/14/15	Yes
25,000	$3.000	11/01/13	11/01/16	No
20,640	$2.000	06/29/10	06/29/15	No
21,240	$2.000	07/21/10	07/21/15	No
9,000	$2.000	09/03/10	09/03/15	No
25,000	$2.000	11/01/13	11/01/16	No
115,139

	Expected Dividend Yield		0.0%
	Volatility		40.0%
	Weighted average risk free interest rate		0.2%
	Weighted average expected life (in years)		1.1

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

The Company issued 45,482 shares of its common stock plus an additional 3,846 shares of subscribed common stock for services during the year ended December 31, 2014, for which it recorded an expense of $116,334 as compared to an expense of $354,039 for the year ended December 31, 2013. The Company also issued 35,560 shares of its common stock in connection with a settlement during the year ended December 31, 2014, for which it recorded an expense of $82,500. During the year ended December 31, 2014 the Company also issued 40,000 options to key employees to purchase shares of its common stock, for which it recorded an expense of $32,679 as compared to an expense of $40,896 for the year ended December 31, 2013.

2014

During the year ended December 31, 2014, the Company issued 81,042 shares of its common stock, consisting of (i) 33,334 shares were issued to employees for the fair value of services rendered, (ii) 12,148 shares were issued to members of the Board of Directors for the fair value of services rendered consistent with the Company’s Board compensation plan, and (iii) 35,560 shares were issued to certain parties in connection with the Company’s settlement with YogaEarth that resulted in the Company owning 100% of the Kaniwa IP.  As of December 31, 2014, there were an additional 3,846 shares of subscribed common stock issuable to members of the Board of Directors for the fair value of services rendered consistent with the Company’s Board compensation plan. In addition to the above, during the year ended December 31, 2014 the Company issued 40,000 options to purchase common stock in the Company under the terms of the Company’s qualified plan. The Company did not cancel any shares of its common stock or issue any shares of its common stock to investors for cash during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company valued shares issued for services rendered based on the trading value of the stock at the time of grant.

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

NOTE 11.  INCOME TAXES

         The provision (benefit) for income taxes from continued operations for the years ended December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Current:
Federal AMT	$24,354	$26,250
State	147,000	64,250
	171,354	90,500
Deferred:
Federal	$626,280	$455,000
State	-	38,000
	626,280	493,000
Change in valuation allowance	(626,280)	(493,000)
Provision (benefit) for income taxes, net	$171,354	$90,500

         The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2014	2013
Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	7.09%	6.29%
Federal AMT	1.30%	1.90%
Temporary differences	0.22%	-	-
Permanent differences	0.60%	-
Valuation allowance	(34.00)%	(35.65%
Effective tax rate	9.21%	6.54

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	December 31,
	2014	2013
Net operating loss carryforwards	6,602,000	7,272,000
Valuation allowance	(5,913,000)	(6,583,000

Deferred income tax asset	$689,000	$689,000

The Company has a net operating loss carryforwards of approximately $19,400,000 for federal purposes available to offset future taxable income through 2032, which expire in various years through 2032, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

         ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2012, expectations of taxable income necessitated a reduction in the valuation allowance and a restoration of $689,000 of deferred tax assets related to net operating losses expected to be utilized in the next 12 months.  At December 31, 2014, the Company continues to maintain the deferred tax asset of $689,000.

NOTE 12.  FAIR VALUE MEASUREMENTS

The Company immediately adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2014, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014.

	Level 1		Level 2	Level 3	Total
Assets
Cash		$-	4,353,699	-	4,353,699
Intangible assets		-	-	1,037,369	1,037,369
	$		4,353,699	1,037,369	5,391,068

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company does not have, to the best of its knowledge, any undisclosed commitments or contingent liabilities.

NOTE 14.  RELATED PARTY TRANSACTIONS

The Company did not have any related party transactions as of December 31, 2014.

NOTE 15.  NET INCOME / (LOSS) PER SHARE

Basic income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average fully diluted number of shares of common stock outstanding during the period. For the years ended December 31, 2014 and 2013, the following potential shares of common stock were included in the number of shares of common stock outstanding for the calculation of diluted income per share.

	December 31,
	2014	2013
Warrants	188,391	569,142
Options	208,778	176,000
Preferred Stock (as converted)	0	375,000
Total	397,169	1,120,142

The following table represents the computation of basic and diluted losses per share at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Net income (losses) available for common shareholders	1,673,602	1,292,425

Basic weighted average common shares outstanding	8,180,428	7,830,909
Basic income (loss) per share	0.20	0.17
Diluted weighted average common shares outstanding	8,577,597	8,951,051
Diluted income (loss) per share	.20	0.14

Net loss per share is based upon the weighted average shares of common stock outstanding.

 NOTE 16.  SUBSEQUENT EVENTS

As disclosed under Note 1 above, in March 2015, the Board of Directors approved an extension of the Repurchase Program, which enabled the Company to purchase a substantial number of shares in a single transaction on March 6, 2015. The extension did not affect the terms or conditions of the existing Repurchase Program. As of March 12, 2015, the Company had repurchased an aggregate total of 120,354 shares of our common stock at an average purchase price of $2.15 per share.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on March  31, 2015 and determined that no other subsequent events occurred.