Form 10-Q
period 2015-03-31
FITLIFE BRANDS, INC.
filed 2015-05-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2015
Common stock, $0.01 par value	8,082,971

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2015

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	March 31,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$4,377,646	$4,353,699
Accounts receivable, net	2,385,357	1,685,623
Inventory	1,654,116	2,284,922
Deferred tax asset	689,000	689,000
Prepaid expenses and other current assets	55,921	47,202
Total current assets	9,162,040	9,060,446

PROPERTY AND EQUIPMENT, net	4,981	3,107

Intangible assets, net	982,432	1,037,369
Long-term investments	-	-
Deposits	3,048	3,048
TOTAL ASSETS	$10,152,502	$10,103,970

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$857,445	$813,600
Accrued expenses and other liabilities	172,504	152,736
Income tax payable	46,000	40,000
Line of Credit	437,089	437,089
Current portion of term loan agreement	511,608	507,031
Redemption of preferred stock payable	-	-
Total current liabilities	2,024,646	1,950,456

LONG-TERM DEBT	1,309,975	1,439,799

TOTAL LIABILITIES	3,334,621	3,390,255

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 8,082,008 and 8,198,516 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	80,821	81,985
Subscribed common stock	380	38
Additional paid-in capital	26,427,641	26,280,388
Accumulated deficit	(19,690,960)	(19,648,697)
Total stockholders' equity	$6,817,881	$6,713,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,152,502	$10,103,970

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	(Unaudited)
	2015	2014

Revenue	$3,842,422	$6,333,076
Total	3,842,422	6,333,076

Cost of Goods Sold	2,266,711	3,976,400
Gross Profit	1,575,711	2,356,677

OPERATING EXPENSES:
General and administrative	932,246	805,228
Selling and marketing	603,804	568,366
Depreciation and amortization	55,277	56,448
Total operating expenses	1,591,326	1,430,042
OPERATING INCOME	(15,614)	926,636

OTHER (INCOME) AND EXPENSES
Interest expense	20,648	25,018
Other income	-	(87,500)
Gain on extinguishment of debt	-	-
Loss on the sale of assets	-	-
Total other (income) expense	20,648	(62,482)

INCOME TAXES (BENEFIT)	6,000	95,771

NET INCOME	$(42,263)	$893,346

NET INCOME PER SHARE:
Basic	$(0.01)	$0.11

Diluted	$(0.01)	$0.10

Basic	8,184,126	8,138,018

Diluted	8,184,126	8,527,826

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	(Unaudited)
	2015	2014

Net income	$(42,263)	$893,346
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,277	56,448
Common stock and options issued for services	402,411	86,335
Gain on write-up of investment	-	(137,500)
Changes in operating assets and liabilities:
Accounts receivable	(699,734)	(1,415,659)
Inventory	630,806	826,634
Prepaid expenses	(8,719)	(988)
Deposits	-	-
Accounts payable	43,845	(189,003)
Accrued liabilities	19,768	(91,371)
Income tax payable	6,000	44,000
Net cash provided by / (used in) operating activities	407,391	72,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,214)	-
Long-term investment	-	50,000
Repurchases of common stock	(255,981)	-
Net cash provided by / (used in) investing activities	(258,196)	50,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(125,247)	(120,862)
Net cash provided by / (used in) financing activities	(125,247)	(120,862)

INCREASE (DECREASE) IN CASH	23,948	1,380
CASH, BEGINNING OF PERIOD	4,353,699	3,305,179
CASH, END OF PERIOD	$4,377,646	$3,306,559

Supplemental disclosure operating activities

Cash paid for interest	$20,648	$25,018

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

As of May 8, 2015, the Company had repurchased an aggregate total of 120,354 shares of our common stock under the Repurchase Program at an average purchase price of $2.13 per share.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables which, in the quarter ended March 31, 2015, increased due principally to the transition to GNC’s centralized distribution platform. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $71 related to bad debt and doubtful accounts during the quarter ended March 31, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At March 31, 2015 and December 31, 2014, the value of the Company’s inventory was $1,654,116 and $2,284,922, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2015, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Finished goods	$552,286	$1,904,950
Components	1,101,830	379,972
Total	$1,654,116	$2,284,922

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Equipment	$291,384	$289,169
Accumulated depreciation	(286,403)	(286,063)
Total	$4,981	$3,107

Depreciation and amortization expense for the three months ended March 31, 2015 was $55,277 as compared to $56,448 for the three month period ended March 31, 2014.

NOTE 6 - INTELLECTUAL PROPERTY

During the fiscal year ended December 31, 2014 the Company wrote off the remaining balance of its investment in YogaEarth Group LLC (“YogaEarth”) and recorded a $50,000 expense in connection with the write off. Contemporaneously with the write off, the Company, YogaEarth and other third parties (collectively, the “Parties”) entered into a settlement agreement (the “Settlement”) related to prior investment activity and intellectual property development initiatives undertaken by the Parties. Under the terms of the Settlement, YogaEarth agreed to sell its 50% ownership position in the kaniwa protein extraction intellectual property (the “Kaniwa IP”) to the other Parties for the termination of certain equity rights and claims held by such parties in and against YogaEarth. Under the terms of the Settlement, the Company issued shares of its common stock with a fair market value of $84,500 to the third parties in exchange for their 37.5% of the Kaniwa IP, resulting in the Company owning 100% of the Kaniwa IP. The Company booked the $220,000 implied value of the Kainwa IP to intangible assets, net and recorded a gain on the transaction of $137,500. Following the execution of the Settlement, the Company filed a patent application with the USPTO for the Kaniwa IP. On December 22, 2014, the USPTO notified the Company that its claims under the Kaniwa IP were not allowed. The Company filed a response with the USPTO on March 23, 2015.

NOTE 7 – NOTE PAYABLES

Notes payable consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014 and June 25, 2014 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2015 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	1,821,583	1,946,830
Total of notes payable and advances	2,258,672	2,383,919
Less current portion	(948,697)	(944,120)

Long-term portion	$1,309,975	$1,439,799

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

NOTE 9 - RELATED PARTY TRANSACTIONS

None.

NOTE 10 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. Because of the net loss, the weighted average number of diluted shares of common stock outstanding for the three months ended March 31, 2015 included 8,184,126 shares of common stock, 0 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 0 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. Had we posted positive net income for the three months ended March 31, 2015, the weighted average number of diluted shares of common stock outstanding at the end of the period would have included 8,184,126 shares of common stock, 115,139 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 376,222 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended March 31, 2015 and 2014.

	March 31, 2015	March 31, 2014
Income / (Losses) available for common shareholders	$(42,263)	$893,346

Basic weighted average common shares outstanding	8,184,126	8,138,018
Basic income / (loss) per share	$(0.01)	$0.11

Diluted weighted average common shares outstanding	8,184,126	8,527,826
Diluted income / (loss) per share	$(0.01)	$0.10

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 8,082,008 common shares were issued and outstanding as of March 31, 2015. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of March 31, 2015.

As of March 31, 2015, 4,630 shares of common stock were subscribed.

Options

As of March 31, 2015, 590,000 options to purchase common stock of the Company were issued and outstanding, 120,000 of which had an exercise price equal to $0.90 per share, 60,000 of which had an exercise price equal to $1.00 per share, 40,000 of which had an exercise price equal to $2.20 per share, and 370,000 of which had a strike price of $2.30 per share. During the three month period ended March 31, 2015, issued 370,000 options at a strike price of $2.30 to management, key employees and members of the board of directors, for which it recorded an expense of $315,741.

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

As of March 31, 2015, 115,139 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
14,259	$3.600	05/14/10	05/14/15	Yes
25,000	$3.000	11/01/13	11/01/16	No
20,640	$2.000	06/29/10	06/29/15	No
21,240	$2.000	07/21/10	07/21/15	No
9,000	$2.000	09/03/10	09/03/15	No
25,000	$2.000	11/01/13	11/01/16	No
115,139

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.2%
Weighted average expected life (in years)	0.8

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended March 31, 2015, the Company issued i) 4,630 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $10,000 for the fair value of services rendered, and ii) 33,333 shares of common stock for services rendered by the Chief Executive Officer subject to time-based vesting that vested during the quarter, for which the Company recorded an expense of $76,670. In addition to the foregoing, the Company also repurchased 120,354 shares of common stock during the quarter ended March 31, 2015 for aggregate purchase price, excluding transaction costs, of $255,981.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended March 31, 2015 and the year ended December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
Current:
Federal AMT	$1,000	$24,354
State	5,000	147,000
	6,000	171,354
Deferred:
Federal	$21,080	$626,280
State	-	-
	21,080	626,280
Change in valuation allowance	(21,080)	(626,280)
Provision (benefit) for income taxes, net	$6,000	$171,354

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	March 31,	December 31,
	2015	2014

Net operating loss carryforwards	$6,581,000	$6,602,000
Valuation allowance	(5,892,000)	(5,913,000)

Deferred income tax asset	$689,000	$689,000

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

     ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2014, changes in previously anticipated expectations and continued operating losses necessitated a valuation allowance against the tax benefits recognized in this quarter and prior quarters since they are no longer “more-likely-than-not” realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize U.S. federal and state deferred tax assets provided it can generate sufficient future taxable income in the U.S.

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

    Net Sales.  Revenue for the three months ended March 31, 2015 decreased 39.3% to $3,842,422 as compared to $6,333,076 for the three months ended March 31, 2014. The decrease in total revenue for the three month period ended March 31, 2015 was driven by (i) pricing discounts related to the transition to GNC’s centralized distribution platform, (ii) an unprecedented order backlog of $1.3 million as of the beginning of the second quarter caused by certain short-term supply disruptions with independent third-party manufacturers, and (iii) approximately $1.5 million of non-recurring revenue during the comparable quarter ended March 31, 2014 related to the inventory build-out by some customers in advance of the Company’s transition to GNC’s centralized distribution platform. The backlog and supply disruptions are believed by management to be non-recurring in nature. The transition to GNC’s centralized distribution platform established a new discounted pricing schedule placed into effect by GNC during the quarter ended June 30, 2014. As discussed in prior reports, management anticipates that the pricing discounts are and will continue to be offset through lower cost of goods sold and operating expenses in subsequent periods realized in connection with the transition to the new distribution platform.

We currently market more than 60 products to over 1,100 GNC franchise locations both domestic and international. The Company continually seeks to increase both the number of stores and number of approved products that comprise its domestic and international distribution footprint and, while no assurances can be given, we anticipate that such efforts, together with the introduction of new products, will continue to drive future revenue growth. While currently not a material component of revenue, management anticipates that continued international expansion will be a major driver of future growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2015 decreased to $2,266,711 as compared to $3,976,400 for the three months ended March 31, 2014.  The decrease during the three month period was primarily attributable to lower sales volumes as disclosed above and partially offset by a reduction in overall direct costs in connection with the transition to GNC’s centralized distribution platform.

General and Administrative Expense.   General and administrative expense for the three months ended March 31, 2015 increased to $932,246 as compared to $805,228 for the three months ended March 31, 2014. The increase in general and administrative expense for the period was primarily attributable to substantially higher non-cash issuance costs related to the partial vesting during the quarter of a previously issued stock grant as well as an option grant for key employees. Excluding non-cash issuance costs, general and administrative expense for the quarter ended March 31, 2015 decreased to $529,835 from $718,893 for the prior comparable quarter. The majority of the difference was related to lower credit card fees during the quarter ended March 31, 2015 as compared to the comparable quarter during 2014.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2015 increased to $603,804, as compared to $568,366 for the three months ended March 31, 2014. The change in selling and marketing expense for the three-month period ended March 31, 2015 is principally attributable to increased product rebate volume associated with the transition to GNC’s centralized distribution platform versus the comparable quarter during 2014. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2015 decreased to $55,277 as compared to $56,448 for the three months ended March 31, 2014.

Net Income/(Loss).  We generated a net loss of $42,263 for the three months ended March 31, 2015 as compared to a profit of $893,346 for the three months ended March 31, 2014. The decrease was principally attributable to decreased sales volume and higher non-cash issuance expenses.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the quarter ended March 31, 2015. The anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash provided by operating activities for the three months ended March 31, 2015 was $407,391, as compared to cash provided by operating activities of $72,242 for the three months ended March 31, 2014. The increase is attributable to fluctuations in working capital accounts consistent with standard business practices. Notwithstanding the foregoing, net working capital increased to $7,137,394 as of the quarter ended March 31, 2015 from $6,482,528 as of March 31, 2014.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the three months ended March 31, 2015 was $(258,196) as compared to $50,000 provided by investing activities for the three months ended March 31, 2014.  The primary difference was the $255,981 recorded in connection with the Company’s Repurchase Program.

Cash Provided by/(Used in) Financing Activities.   Our cash used in financing activities for the three months ended March 31, 2015 was $(125,247), as compared to $(120,862) cash used in financing activities during the three months ended March 31, 2014, both of which exclusively related the repayment of principal under the Company’s existing term loan with U.S. Bank.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2015. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2015. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2014.

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

ITEM 1A. RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended March 31, 2015, the Company repurchased the following equity securities:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2015 to January 31, 2015	9,758	$2.40	9,758	$550,000
February 1, 2015 to February 28, 2015	10,458	2.36	10,458	$500,000
March 1, 2015 to March 31, 2015	100,138	2.08	11,838	$450,000
Total

(1)	Average Price Paid Per Share excludes cash paid for commissions.
(2)
Represents the approximate dollar value of shares the Company may repurchase during the year ended December 31, 2015. The Repurchase Program authorizes the Company to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations.

As of May 8, 2015, the Company had repurchased an aggregate total of 120,354 shares of our common stock under the Repurchase Program, at an average purchase price of $2.13 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2015.

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

Registrant Date: May 14, 2015	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: May 14, 2015	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)