Form 10-Q
period 2015-06-30
FITLIFE BRANDS, INC.
filed 2015-08-13
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Common stock, $0.01 par value	8,049,339

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2015

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS:	June 30,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$4,335,640	$4,353,699
Accounts receivable, net	2,973,249	1,685,623
Inventory	1,842,068	2,284,922
Deferred tax asset	689,000	689,000
Prepaid expenses and other current assets	141,981	47,202
Total current assets	9,981,937	9,060,446

PROPERTY AND EQUIPMENT, net	4,530	3,107

Intangible assets, net	957,967	1,037,369
Deposits	3,048	3,048
TOTAL ASSETS	$10,947,483	$10,103,970

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,582,614	$813,600
Accrued expenses and other liabilities	309,550	152,736
Income tax payable	(6,000)	40,000
Line of Credit	437,089	437,089
Current portion of term loan agreement	516,227	507,031
Total current liabilities	2,839,480	1,950,456

LONG-TERM DEBT	1,179,292	1,439,799

TOTAL LIABILITIES	4,018,772	3,390,255

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized;
8,043,525 and 8,198,516 issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	80,435	81,985
Subscribed common stock	58	38
Additional paid-in capital	26,295,640	26,280,388
Accumulated deficit	(19,447,423)	(19,648,697)
Total stockholders' equity	$6,928,711	$6,713,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,947,483	$10,103,970

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

Revenue	$5,027,003	$5,986,686	$8,869,425	$12,319,763
Total	5,027,003	5,986,686	8,869,425	12,319,763

Cost of Goods Sold	3,090,595	3,738,337	5,357,305	7,714,736
Gross Profit	1,936,408	2,248,350	3,512,120	4,605,027

OPERATING EXPENSES:
	682,891	786,799	1,615,137	1,592,026
	910,953	588,512	1,514,757	1,156,878
	55,388	56,448	110,665	112,897
Total operating expenses	1,649,233	1,431,759	3,240,559	2,861,801
OPERATING INCOME	287,175	816,591	271,561	1,743,226

OTHER (INCOME) AND EXPENSES
Interest expense	19,880	24,375	40,528	49,393
Other income	-	-	-	(87,500)
Total other (income) expense	19,880	24,375	40,528	(38,107)

INCOME TAXES (BENEFIT)	23,758	67,000	29,758	162,771

NET INCOME	$243,537	$725,215	$201,274	$1,618,561

NET INCOME PER SHARE:
Basic	$0.03	$0.09	$0.02	$0.20

Diluted	$0.03	$0.08	$0.02	$0.19

Basic	8,092,281	8,190,368	8,138,204	8,164,193

Diluted	8,790,132	8,613,227	8,732,810	8,570,527

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	(Unaudited)
	2015	2014

Net income	$201,274	$1,618,561
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	110,665	112,897
Capitalization of select merger costs	(30,472)
Common stock and options issued for services	338,411	129,014
Gain on write-up of investment	-	(137,500)
Changes in operating assets and liabilities:
Accounts receivable	(1,287,626)	(1,242,527)
Inventory	442,854	(422,569)
Prepaid expenses	(94,778)	42,874
Deposits	-	-
Accounts payable	769,015	770,960
Accrued liabilities	156,814	(99,019)
Income tax payable	(46,000)	39,000
Net cash provided by / (used in) operating activities	560,156	811,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,214)	-
Long-term investment	-	50,000
Repurchases of common stock	(324,688)	-
Net cash provided by / (used in) investing activities	(326,902)	50,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(251,312)	(242,397)
Net cash provided by / (used in) financing activities	(251,312)	(242,397)

INCREASE (DECREASE) IN CASH	(18,058)	619,295
CASH, BEGINNING OF PERIOD	4,353,699	3,305,179
CASH, END OF PERIOD	$4,335,640	$3,924,474

Supplemental disclosure operating activities

Cash paid for interest	$40,528	$49,393

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), Metis Nutrition™ (www.metisnutrition.com). The Company manufactures and distributes a full line of nutritional supplements to support athletic performance, weight loss and general health predominantly through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally.

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

Recent Developments

iSatori Merger. On May 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, ISFL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and iSatori, Inc., a Delaware corporation (“iSatori”), pursuant to which, at the Effective Time, as such term is defined in the Merger Agreement, iSatori will merge with and into Merger Sub, with iSatori surviving as a wholly-owned subsidiary of the Company (the “Merger”). The closing of the Merger is subject to the satisfaction of certain conditions, including, among others, approval of Merger by a majority of iSatori’s shareholders and no more than 5% of the shares of iSatori Common Stock being Dissenting Shares (as defined below).  A meeting of iSatori shareholders to approve the Merger is expected to be scheduled for September 29, 2015.

In connection with the Merger, the Company will issue to shareholders of iSatori 0.3 shares of the Company’s common stock, par value $0.01 per share (“FitLife Common Stock”), for each share of iSatori common stock, par value $0.01 per share (“iSatori Common Stock”), issued and outstanding on the Effective Date, other than those shares of iSatori Common Stock held by holders who have neither voted in favor of or consented to the Merger and have properly exercised their appraisal rights (the “Dissenting Shares”), or approximately 4.0 million shares of FitLife Common Stock. The ratio of FitLife Common Stock issuable in exchange for iSatori Common Stock (the “Exchange Ratio”) is subject to adjustment for iSatori’s Net Debt Amount and Non-Cash Working Capital (each as defined in the Merger Agreement).  Subject to certain terms and conditions as set forth in the Merger Agreement, each outstanding stock option to purchase iSatori Common Stock, warrant to purchase iSatori Common Stock, restricted stock unit measured in relation to, or settleable in, iSatori Common Stock and each award of restricted stock relating to iSatori Common Stock, whether vested or unvested, will be assumed by the Company and converted automatically into an option, warrant, restricted stock unit or restricted stock award, as the case may be, denominated in shares of FitLife Common Stock based on the Exchange Ratio.

In connection with the completion of the Merger, the Company has agreed to increase the size of its Board of Directors (the “Board”) from five to seven members, appoint Stephen Adele, the current Chief Executive Officer of iSatori, to serve on the Board, and appoint two independent directors, designated by iSatori, to the Board.

The Company and iSatori have made customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants to conduct their respective businesses during the interim period between the execution of the Merger Agreement and consummation of the Merger and prohibiting the Company and iSatori from soliciting alternative acquisition proposals and providing information to or engaging in discussions with third-parties, except in those circumstances as provided in the Merger Agreement.

The Merger Agreement contains certain termination rights for both the Company and iSatori including, but not limited to, in the event that (i) the Merger has not been consummated on or prior to September 30, 2015 (subject to certain extensions); (ii) the other party materially breaches its representations or covenants and such breach is not, or is not capable of being, cured within 30 days of notice; (iii) failure by iSatori shareholders to approve the Merger; or (iv) the other party’s board of directors makes a Change of Recommendation (as defined in the Merger Agreement), or fails to reaffirm its recommendation following receipt of an Acquisition Proposal (as defined in the Merger Agreement). In addition, either the Company or iSatori may terminate the Merger Agreement in order to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement) at any time prior to approval of the Merger by iSatori shareholders.  In the event the Merger Agreement is terminated, under specified circumstances (including in connection with an Adverse Recommendation Change or a Superior Proposal), either the Company or iSatori will be obligated to pay to the other party a termination fee of $200,000.

In addition to the foregoing, the Company secured an option to purchase almost 600,000 shares of FitLife common stock issuable to the two largest shareholders in iSatori in connection with the Merger. Under the terms of the option, the Company may repurchase all or any portion thereof the applicable shares in its sole discretion any time prior to December 31, 2015. The Company also secured a right of first refusal to purchase more than additional 800,000 shares of FitLife issuable to a certain iSatori shareholder in the connection with the Merger.

              Share Repurchase Program.  On June 30, 2014, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month (the “Repurchase Program”). Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations. In March 2015, the Board of Director’s approved an extension of the Repurchase Program, which enabled the Company to purchase a substantial number of shares in a single transaction on March 6, 2015. The extension did not affect the terms or conditions of the existing Repurchase Program.

As of August 13, 2015, the Company had repurchased an aggregate total of 159,800 shares of our common stock under the Repurchase Program at an average purchase price of $2.03 per share.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables which, in the quarter ended June 30, 2015, increased due principally to the transition to GNC’s centralized distribution platform. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $3,282 related to bad debt and doubtful accounts during the quarter ended June 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At June 30, 2015 and December 31, 2014, the value of the Company’s inventory was $1,842,068 and $2,284,922, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2015, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Finished goods	$1,250,066	$1,904,950
Components	592,002	379,972
Total	$1,842,068	$2,284,922

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Equipment	$291,384	$289,169
Accumulated depreciation	(286,853)	(286,063)
Total	$4,530	$3,107

Depreciation and amortization expense for the six months ended June 30, 2015 was $110,665 as compared to $112,897 for the six month period ended June 30, 2014.

NOTE 6 - INTELLECTUAL PROPERTY

During the fiscal year ended December 31, 2014 the Company wrote off the remaining balance of its investment in YogaEarth Group LLC (“YogaEarth”) and recorded a $50,000 expense in connection with the write off. Contemporaneously with the write off, the Company, YogaEarth and other third parties (collectively, the “Parties”) entered into a settlement agreement (the “Settlement”) related to prior investment activity and intellectual property development initiatives undertaken by the Parties. Under the terms of the Settlement, YogaEarth agreed to sell its 50% ownership position in the kaniwa protein extraction intellectual property (the “Kaniwa IP”) to the other Parties for the termination of certain equity rights and claims held by such parties in and against YogaEarth. Under the terms of the Settlement, the Company issued shares of its common stock with a fair market value of $84,500 to the third parties in exchange for their 37.5% of the Kaniwa IP, resulting in the Company owning 100% of the Kaniwa IP. The Company booked the $220,000 implied value of the Kainwa IP to intangible assets, net and recorded a gain on the transaction of $137,500. Following the execution of the Settlement, the Company filed a patent application with the USPTO for the Kaniwa IP. On December 22, 2014, the USPTO notified the Company that its claims under the Kaniwa IP were not allowed. The Company filed a response with the USPTO on March 23, 2015. In July 2015, the Company received a Notice of Allowance from the USPTO regarding its claims for the Kaniwa IP. The Company anticipates the patent will issue sometime during the third or fourth quarter of 2015 and will otherwise pursue continuation claims related to the Kaniwa IP.

NOTE 7 – NOTE PAYABLES

Notes payable consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014 and May 15, 2015 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2016 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	1,695,519	1,946,830
Total of notes payable and advances	2,132,608	2,383,919
Less current portion	(953,316)	(944,120)

Long-term portion	$1,179,292	$1,439,799

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

NOTE 9 - RELATED PARTY TRANSACTIONS

None.

NOTE 10 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended June 30, 2015 included 8,092,281 shares of common stock, 107,851 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 590,000 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended June 30, 2015 and 2014.

	June 30, 2015	June 30, 2014
Income / (Losses) available for common shareholders	$243,537	$725,215

Basic weighted average common shares outstanding	8,092,281	8,190,368
Basic income / (loss) per share	$0.03	$0.09

Diluted weighted average common shares outstanding	8,790,132	8,613,227
Diluted income / (loss) per share	$0.03	$0.08

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 8,082,971 common shares were issued and outstanding as of June 30, 2015. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of June 30, 2015.

As of June 30, 2015, 5,814 shares of common stock were subscribed.

Options

As of June 30, 2015, 590.000 options to purchase common stock of the Company were issued and outstanding, 370,000 of which had an exercise price equal to $2.30 per share, 40,000 of which had an exercise price equal to $2.20 per share, 60,000 of which had an exercise price equal to $1.00 per share, and 120,000 of which had a strike price of $0.90 per share. During the three month period ended June 30, 2015, the Company issued 0 to management, key employees and members of the board of directors, for which it recorded an expense of $0.

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

As of June 30, 2015, 83,680 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
25,000	$3.000	11/01/13	11/01/16	No
26,180	$2.000	07/21/10	07/21/15	No
7,500	$2.000	09/03/10	09/03/15	No
25,000	$2.000	11/01/13	11/01/16	No
83,680

	Expected Dividend Yield		0.0%
	Volatility		40.0%
	Weighted average risk free interest rate		0.2%
	Weighted average expected life (in years)		0.8

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended June 30, 2015, the Company issued i) 5,814 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $10,000 for the fair value of services rendered, and ii) 0 shares of common stock for services rendered by the Chief Executive Officer subject to time-based vesting that vested during the quarter, for which the Company recorded an expense of $0. In addition to the foregoing, the Company also repurchased 39,446 shares of common stock during the quarter ended June 30, 2015 for aggregate purchase price, excluding transaction costs, of $68,706.76.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended June 30, 2015 and the year ended December 31, 2014 consist of the following:

	June 30,	December 31,
	2015	2014
Current:
Federal AMT	$5,000	$24,354
State	24,758	147,000
	29,758	171,354
Deferred:
Federal	$89,760	$626,280
State	-	-
	89,760	626,280
Change in valuation allowance	(89,760)	(626,280)
Provision (benefit) for income taxes, net	$29,758	$171,354

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	June 30,	December 31,
	2015	2014

Net operating loss carryforwards	$6,492,000	$6,602,000
Valuation allowance	(5,803,000)	(5,913,000)

Deferred income tax asset	$689,000	$689,000

The Company has a net operating loss carryforwards of approximately $19,100,000 for federal purposes available to offset future taxable income through 2032, which expire in various years through 2032, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

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

Overview

    FitLife Brands (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com) and Metis Nutrition™ (www.metisnutrition.com). The Company manufactures and distributes a full line of nutritional supplements to support athletic performance, weight loss and general health predominantly through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally.

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

Results of Operations

 Net Sales.  Revenue for the three months ended June 30, 2015 was $5,027,003 compared to $5,986,686 for the three months ended June 30, 2014, a decrease of $959,683, or 16%. Revenue for the six months ended June 30, 2015 decreased 28% to $8,869,425 as compared to $12,319,763 for the six months ended June 30, 2014. The decrease in total revenue for the three and six month period ended June 30, 2015 was driven by (i) ) approximately $3.0 million of non-recurring revenue during the comparable six month period ended June 30, 2014 related to the inventory build-out by some customers in advance of the Company’s transition to GNC’s centralized distribution platform; (ii) a continued order backlog of $1.2 million as of the beginning of the third quarter caused by certain short-term supply disruptions with independent third-party manufacturers, and (iii) pricing discounts related to the previously disclosed transition to GNC’s centralized distribution platform.

      Management believes that the backlog and supply disruptions incurred in the six month period ended June 30, 2015 have largely been addressed, are nonrecurring, and should resolve themselves during the third quarter of 2015. The transition to GNC’s centralized distribution platform which established a new discounted pricing schedule placed into effect by GNC during the quarter ended June 30, 2014, which continued to affect sales during the three and six month periods ended June 30, 2015 compared to the comparable periods in 2014, is likewise anticipated to have a lesser impact on quarter over quarter and period over period comparisons in subsequent periods.  As discussed in prior reports, the pricing discounts impacting revenue in the quarterly periods subsequent to the quarter ended March 31, 2014 were largely offset through lower cost of goods sold and operating expenses in such periods realized in connection with the transition to the new distribution platform.

We currently market more than 60 products to over 1,400 GNC franchise locations both domestic and international, including the recent introduction of JXT5 under the Metis NutritionTM line for corporate stores. Including these products, the Company introduced 20 new products at the GNC franchise convention which was held in Las Vegas, NV from June 29 to July 1, 2015  The Company continually seeks to increase both the number of stores and number of approved products that comprise its domestic and international distribution footprint and, while no assurances can be given, we anticipate that such efforts, together with the introduction of additional new products and the recent launch of the Metis Nutrition line for corporate stores, will continue to drive future revenue growth. While currently not a material component of revenue, management anticipates that continued international expansion will be a major driver of future growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2015 decreased to $3,090,595 as compared to $3,738,337 for the three months ended June 30, 2014, and $5,357,305 during the six months ended June 30, 2015 as compared to $7,714,736 for the six months ended June 30, 2014.   The decrease during the three and six month periods was primarily attributable to lower sales volumes as disclosed above and partially offset by a reduction in overall direct costs in connection with the transition to GNC’s centralized distribution platform.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2015 decreased to $682,891 as compared to $786,799 for the three months ended June 30, 2014. The decrease in general and administrative expense for the period was primarily driven by lower credit card processing fees in connection with the transition to GNC’s centralized distribution platform, but offset by expenses incurred in connection with the proposed acquisition of iSatori, which totaled approximately $223,000. General and administrative expense for the six months ended June 30, 2015 increased to $1,615,137 as compared to $1,592,026 for the six months ended June 30, 2014.  The increase in the six month period in general and administrative expense is principally attributable to expenses incurred in connection with the proposed acquisition of iSatori, as discussed above.

Selling and Marketing Expense.  Selling and marketing expense for the three and six months ended June 30, 2015 increased to $910,953 and $1,514,757, as compared to $588,512 and $1,156,878 for the three and six months ended June 30, 2014, respectively. The increase in selling and marketing expense for the three- and six-month period ended June 30, 2015 is principally attributable to increased product rebate volume associated with the transition to GNC’s centralized distribution platform versus the comparable periods during 2014, as well as expenses incurred in connection with the launch of the Metis NutritionTM line of products, and attending GNC’s franchisee convention, both during the quarter ended June 30, 2015. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate in subsequent.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2015 decreased to $55,388 as compared to $56,448 for the three months ended June 30, 2014.  Depreciation and amortization for the six months ended June 30, 2015 decreased to $110,665 as compared to $112,897 for the six months ended June 30, 2014.

Net Income/(Loss).  We generated net income of $243,537 for the three months ended June 30, 2015 as compared to a profit of $725,215 for the three months ended June 30, 2014. The decrease was principally attributable to decreased sales volume and expenses incurred in connection with the proposed acquisition of iSatori. We generated a profit of $201,274 for the six months ended June 30, 2015 as compared to a profit of $1,618,561 for the six months ended June 30, 2014.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the quarter ended June 30, 2015. The anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash provided by operating activities for the six months ended June 30, 2015 was $560,156, as compared to cash provided by operating activities of $811,692 for the six months ended June 30, 2014. The decrease is attributable to fluctuations in working capital accounts consistent with standard business practices and lower sales volume. Notwithstanding the foregoing, net working capital decreased slightly to $7,142,458 as of the quarter ended June 30, 2015 from $7,180,881 as of June 30, 2014.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the six months ended June 30, 2015 was $(326,902) as compared to $50,000 provided by investing activities for the six months ended June 30, 2014.  The primary difference was the $324,688 recorded in connection with the Company’s Repurchase Program.

Cash Provided by/(Used in) Financing Activities.   Our cash used in financing activities for the six months ended June 30, 2015 was $(251,312), as compared to $(242,397) cash used in financing activities during the six months ended June 30, 2014, both of which exclusively related the repayment of principal under the Company’s existing term loan with U.S. Bank.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2015. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2015. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2014.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 26, 2014, Environmental Research Center, Inc., a California non-profit corporation (“ERC”) issued a 60-day notice (“Notice”) of intent to file suit against ourselves and NDS for alleged labeling violations of California Health & Safety Code §§ 25249.5 et seq., commonly referred to as “Proposition 65”.  Under Proposition 65, any private enforcer such as ERC may file a lawsuit if it first issues a valid 60-day notice, and if the California Attorney General or other specified California public enforcers do not file suit within 60 days after service of the Notice. No lawsuit was filed against the Company or NDS by ERC, the California Attorney General or other California public enforcers within the 60-day notice period, and we are currently working to resolve this matter without litigation. However, we cannot at this time reasonably estimate a range of exposure, if any, of the Company's potential liability resulting from the notice and the alleged violations of Proposition 65.

On December 31, 2014, various Plaintiffs, individually and on behalf of a purported nationwide and sub-class of purchasers, filed a lawsuit in the U.S. District Court for the Northern District of California, captioned Ryan et al. v. Gencor Nutrients, Inc. et al., Case No.: 4:14-CV-05682.  The lawsuit includes claims made against the manufacturer and various producers and sellers of products containing a nutritional ingredient known as Testofen®, which is manufactured and sold by Gencor Nutrients, Inc. (“Gencor”).  Specifically, the Ryan Plaintiffs allege that various defendants have manufactured, marketed and/or sold Testofen, or nutritional supplements containing Testofen, and in doing so represented to the public that Testofen had been clinically proven to increase free testosterone levels.  According to the plaintiffs, those claims are false and/or not statistically proven.  Plaintiffs seek relief under violations of the Racketeering Influenced Corrupt Organizations Act, breach of express and implied warranties, and violations of unfair trade practices in violation of California, Pennsylvania, and Arizona law.  NDS utilizes Testofen in a limited number of nutritional supplements it manufactures and sells pursuant to a license agreement with Gencor.  On February 19, 2015 this matter was transferred to the Central District of California to the Honorable Manuel Real.  Judge Real had previously issued an Order dismissing a previously filed but similar lawsuit that had been filed by the same lawyer who represents the plaintiffs’ in the Ryan matter.  That related lawsuit is on appeal to the Ninth Circuit Court of Appeals.  This matter has been stayed pending the resolution of that appeal.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended June 30, 2015, the Company repurchased the following equity securities:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2015 to April 30, 2015		$		120,354	$$400,000
May 1, 2015 to May 31, 2015				120,354	$$350,000
June 1, 2015 to June 30, 2015	39,446		$1.68	159,800	$$300,000
Total

(1)	Average Price Paid Per Share excludes cash paid for commissions.
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

As of August 13, 2015, the Company had repurchased an aggregate total of 159,800 shares of our common stock under the Repurchase Program, at an average purchase price of $2.03 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2015.

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

Registrant Date: August 13, 2015	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: August 13, 2015	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)