Form 10-Q
period 2015-09-30
FITLIFE BRANDS, INC.
filed 2015-11-12
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2015
Common stock, $0.01 par value	10,358,222

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS:	September 30,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$3,054,663	$4,353,699
Accounts receivable, net	4,839,334	1,685,623
Inventory	1,670,264	2,284,922
Deferred tax asset	689,000	689,000
Note receivable	750,000	-
Prepaid expenses and other current assets	231,452	47,202
Total current assets	11,234,713	9,060,446

PROPERTY AND EQUIPMENT, net	5,887	3,107

Intangible assets, net	930,065	1,037,369
Deposits	3,048	3,048
TOTAL ASSETS	$12,173,713	$10,103,970

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,534,158	$813,600
Accrued expenses and other liabilities	325,417	152,736
Income tax payable	3,000	40,000
Line of Credit	437,089	437,089
Current portion of term loan agreement	520,887	507,031
Total current liabilities	3,820,551	1,950,456

LONG-TERM DEBT	1,047,383	1,439,799

TOTAL LIABILITIES	4,867,934	3,390,255

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 8,002,952 and 8,198,516 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	80,030	81,985
Subscribed common stock	398	38
Additional paid-in capital	26,289,516	26,280,388
Accumulated deficit	(19,064,164)	(19,648,697)
Total stockholders' equity	$7,305,779	$6,713,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,173,713	$10,103,970
The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Revenue	$6,270,524	$5,492,334	$15,139,949	$17,812,097
Total	6,270,524	5,492,334	15,139,949	17,812,097

Cost of Goods Sold	3,658,541	3,646,397	9,015,846	11,361,133
Gross Profit	2,611,983	1,845,937	6,124,103	6,450,964

OPERATING EXPENSES:
General and administrative	854,729	517,417	2,469,866	2,109,443
Selling and marketing	1,258,537	631,643	2,773,293	1,788,521
Depreciation and amortization	55,472	56,508	166,137	169,405
Total operating expenses	2,168,738	1,205,568	5,409,297	4,067,369
OPERATING INCOME	443,245	640,369	714,806	2,383,595

OTHER (INCOME) AND EXPENSES
Interest expense	18,745	23,290	59,273	72,684
Other income	-	-	-	(87,500)
Total other (income) expense	18,745	23,290	59,273	(14,816)

INCOME TAXES (BENEFIT)	41,242	53,000	71,000	215,771

NET INCOME	$383,258	$564,079	$584,533	$2,182,640

NET INCOME PER SHARE:
Basic	$0.05	$0.07	$0.07	$0.27

Diluted	$0.04	$0.07	$0.07	$0.25

Basic	8,069,900	8,194,812	8,115,436	8,174,399

Diluted	8,721,259	8,598,093	8,728,959	8,579,715
The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	(Unaudited)
	2015	2014

Net income	$584,533	$2,182,640
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	166,137	169,405
Capitalization of select merger costs	(57,507)	-
Common stock and options issued for services	405,741	139,015
Gain on write-up of investment	-	(137,500)
Changes in operating assets and liabilities:
Accounts receivable	(3,153,711)	(1,796,161)
Inventory	614,659	242,078
Prepaid expenses	(184,250)	29,897
Note receivable	(750,000)	-
Accounts payable	1,720,559	(102,355)
Accrued liabilities	172,681	(137,251)
Income tax payable	(37,000)	56,000
Redemption of preferred stock payable	-	(15,459)
Net cash provided by / (used in) operating activities	(518,159)	630,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,106)	(2,162)
Long-term investment	-	50,000
Repurchases of common stock	(398,209)	-
Net cash provided by / (used in) investing activities	(402,315)	47,838

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of note payable	(378,561)	(365,059)
Net cash provided by / (used in) financing activities	(378,561)	(365,059)

INCREASE (DECREASE) IN CASH	(1,299,035)	313,089
CASH, BEGINNING OF PERIOD	4,353,699	3,305,179
CASH, END OF PERIOD	$3,054,663	$3,618,268

Supplemental disclosure operating activities

Cash paid for interest	$59,273	$72,684

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), and Metis Nutrition™ (www.metisnutrition.com). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added additional brands to its product portfolio, including iSatori (www.isatori.com), CT Fletcher, BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The Company’s full line of nutritional supplements support athletic performance, weight loss and general health, and are distributed through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States and Canada.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

Recent Developments

iSatori Merger. On September 30, 2015, the Company consummated the Merger contemplated by the Agreement and Plan of Merger, dated May 18, 2015 (the “Merger Agreement”), among the Company, ISFL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and iSatori, pursuant to which iSatori merged with and into Merger Sub, with iSatori surviving as a wholly-owned subsidiary of the Company.  The Merger was approved by iSatori shareholders at a special meeting held on September 29, 2015 and became effective on October 1, 2015.

In connection with the closing of the Merger, each holder of iSatori common stock has the right to receive 0.1732 shares of the Company's common stock for every share of iSatori common stock held on the Closing Date (the “Exchange Ratio”). The Company expects to issue approximately 2.3 million shares of common stock to iSatori shareholders. In the event any iSatori shareholder would otherwise be entitled to a fractional share of the Company's common stock, the Company will pay the value of those fractional interests in cash. Each outstanding stock option, warrant, and restricted stock unit measured in relation to, or settleable in, shares of iSatori common stock, as well as each award of restricted stock relating to shares of iSatori common stock, whether vested or unvested, was assumed by the Company and converted automatically into an option, warrant, restricted stock unit or restricted stock award, as the case may be, denominated in shares of FitLife common stock based on the Exchange Ratio.

Pursuant to the terms and conditions of the Merger Agreement, the Company increased the size of its Board of Directors (the “Board”) from five to seven members, appointed Stephen Adele, the former Chief Executive Officer of iSatori, to serve on the Board, and appointed two independent directors, Messrs. Seth Yakatan and Todd Ordal, each of whom were designated by iSatori, to the Board. Concurrently with these appointments, Dr. Fadi Aramouni resigned from the Board.

In addition to the foregoing, the Company secured an option to purchase almost 600,000 shares of the Company’s common stock issuable to the two largest shareholders in iSatori in connection with the Merger. Under the terms of the option, the Company may repurchase all or any portion thereof the applicable shares in its sole discretion any time prior to December 31, 2015. The Company also secured a right of first refusal to purchase more than additional 460,988 shares of the Company’s common stock issuable to a certain iSatori shareholder in the connection with the Merger.

On September 11, 2015, the Company loaned iSatori $750,000 pursuant to a Demand Promissory Note ("Note"), due and payable on demand after October 15, 2015 in the event the Merger was not consummated on or before such date.  The proceeds from the Note were to be used by iSatori for the payment, in the ordinary course of business, of payroll and accounts payable of iSatori pending consummation of the Merger.  The Note is expected to be deemed satisfied in full in connection with the effective date of the Merger and included as an element of the total purchase price, which also included the assumption of outstanding debt and the issuance of shares of Company common stock.

At closing, in connection with adjustment provisions outlined in the Merger Agreement, iSatori agreed to establish certain reserves and write-offs totaling approximately $1.8 million, which write-offs, together with the issuance of the Note and other variances of certain working capital accounts, resulted in a reduction of the Exchange Ratio under the terms of the Merger Agreement to 0.1732 shares of common stock of the Company for each share of iSatori common stock issued and outstanding.

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

As of November 10, 2015, the Company had repurchased an aggregate total of 206,187 shares of our common stock under the Repurchase Program at an average purchase price of $1.93 per share.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Revenue Recognition

Revenue is derived from product sales. The Company recognizes revenue from product sales in accordance with Accounting Standards Codification (“ASC”) Topic 605 “RevenueRecognition in Financial Statements” which assesses revenue upon: (i) the time customers are invoiced at shipping point provided title and risk of loss has passed to the customer, (ii) evidence of an arrangement exists, (iii) fees are contractually fixed or determinable, (iv) collection is reasonably assured through historical collection results and regular credit evaluations, and (v) there are no uncertainties regarding customer acceptance.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables which, in the quarter ended September 30, 2015, increased due principally to the transition to GNC’s centralized distribution platform. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $30,470 related to bad debt and doubtful accounts during the quarter ended September 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At September 30, 2015 and December 31, 2014, the value of the Company’s inventory was $1,670,264 and $2,284,922, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2015, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Finished goods	$885,766	$1,904,950
Components	784,498	379,972
Total	$1,670,264	$2,284,922

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Equipment	$293,275	$289,169
Accumulated depreciation	(287,388)	(286,063)
Total	$5,887	$3,107

Depreciation and amortization expense for the nine months ended September 30, 2015 was $166,137 as compared to $169,405 for the nine-month period ended September 30, 2014.

NOTE 6 - INTELLECTUAL PROPERTY

During the fiscal year ended December 31, 2014 the Company wrote off the remaining balance of its investment in YogaEarth Group LLC (“YogaEarth”) and recorded a $50,000 expense in connection with the write off. Contemporaneously with the write off, the Company, YogaEarth and other third parties (collectively, the “Parties”) entered into a settlement agreement (the “Settlement”) related to prior investment activity and intellectual property development initiatives undertaken by the Parties. Under the terms of the Settlement, YogaEarth agreed to sell its 50% ownership position in the kaniwa protein extraction intellectual property (the “Kaniwa IP”) to the other Parties for the termination of certain equity rights and claims held by such parties in and against YogaEarth. Under the terms of the Settlement, the Company issued shares of its common stock with a fair market value of $84,500 to the third parties in exchange for their 37.5% of the Kaniwa IP, resulting in the Company owning 100% of the Kaniwa IP. The Company booked the $220,000 implied value of the Kainwa IP to intangible assets, net and recorded a gain on the transaction of $137,500. Following the execution of the Settlement, the Company filed a patent application with the USPTO for the Kaniwa IP. On December 22, 2014, the USPTO notified the Company that its claims under the Kaniwa IP were not allowed. The Company filed a response with the USPTO on March 23, 2015. In July 2015, the Company received a Notice of Allowance from the USPTO regarding its claims for the Kaniwa IP. The Company anticipates the patent will issue sometime during the fourth quarter of 2015 or early 2016 and will otherwise pursue continuation claims related to the Kaniwa IP.

NOTE 7 – NOTE PAYABLES

Notes payable consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014 and May 15, 2015 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2016 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$437,089	$437,089
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	1,568,270	1,946,830
Total of notes payable and advances	2,005,359	2,383,919
Less current portion	(957,976)	(944,120)

Long-term portion	$1,047,383	$1,439,799

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

NOTE 9 - RELATED PARTY TRANSACTIONS

None.

NOTE 10 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended September 30, 2015 included 8,069,900 shares of common stock, 61,359 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 590,000 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended September 30, 2015 and 2014.

	September 30, 2015	September 30, 2014
Income / (Losses) available for common shareholders	$383,258	$564,079

Basic weighted average common shares outstanding	8,069,900	8,194,812
Basic income / (loss) per share	$0.05	$0.07

Diluted weighted average common shares outstanding	8,721,259	8,598,093
Diluted income / (loss) per share	$0.04	$0.07

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 8,002,952 common shares were issued and outstanding as of September 30, 2015. The Company is authorized to issue 10,000,000 shares of preferred stock in the aggregate, which may include up to 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of September 30, 2015.

As of September 30, 2015, 39,828 shares of common stock were approved for issuance by the Board of Directors, but remain unissued.
Options

As of September 30, 2015, 590,000 options to purchase common stock of the Company were issued and outstanding, 370,000 of which had an exercise price equal to $2.30 per share, 40,000 of which had an exercise price equal to $2.20 per share, 60,000 of which had an exercise price equal to $1.00 per share, and 120,000 of which had a strike price of $0.90 per share. During the three month period ended September 30, 2015, the Company did not issue options to management, key employees and members of the board of directors, and therefore recorded $0 expense.

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

As of September 30, 2015, 50,000 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
25,000	$3.000	11/01/13	11/01/16	No
25,000	$2.000	11/01/13	11/01/16	No
50,000

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.4%
Weighted average expected life (in years)	1.1

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended September 30, 2015, the Company issued (i) 6,494 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $10,001 for the fair value of services rendered, and (ii) 33,334 shares of common stock for services rendered by the Chief Executive Officer subject to time-based vesting that vested during the quarter, for which the Company recorded an expense of $57,330. In addition to the foregoing, the Company also repurchased 46,387 shares of common stock during the quarter ended September 30, 2015 for aggregate purchase price, excluding transaction costs, of $73,521.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended September 30, 2015 and the year ended December 31, 2014 consist of the following:

	September 30,	December 31,
	2015	2014
Current:
Federal AMT	$13,000	$24,354
State	58,000	147,000
	71,000	171,354
Deferred:
Federal	$246,160	$626,280
State	-	-
	246,160	626,280
Change in valuation allowance	(246,160)	(626,280)
Provision (benefit) for income taxes, net	$71,000	$171,354

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:
	September 30,	December 31,
	2015	2014

Net operating loss carryforwards	$6,385,000	$6,602,000
Valuation allowance	(5,696,000)	(5,913,000)

Deferred income tax asset	$689,000	$689,000

The Company has a net operating loss carryforwards of approximately $18,779,000 for federal purposes available to offset future taxable income through 2032, which expire in various years through 2032, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

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

NOTE 13 – SUBSEQUENT EVENTS

In connection with the consummation of the Merger on September 30, 2015, which became effective on October 1, 2015, the Company issued a total of approximately 2.3 million shares of common stock in exchange for all shares of iSatori.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that no additional subsequent events occurred.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), and Metis Nutrition™ (www.metisnutrition.com). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added addition brands to its product portfolio, including iSatori (www.isatori.com), CT Fletcher, BioGenetic Laboratories and Energize. (together, “iSatori Products”).  The Company’s full line of nutritional supplements support athletic performance, weight loss and general health, and are distributed through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States and Canada.    The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

Results of Operations

            Net Sales.  Revenue for the three months ended September 30, 2015 was $6,270,524 compared to $5,492,334 for the three months ended September 30, 2014, an increase of $778,190, or 14.2%. The increase in total revenue for the three month period ended September 30, 2015 was principally the result of continued strong unit movement at retail, increased sales from our established franchise-exclusive brands supported by the introduction of approximately 20 new products at the GNC franchise convention at the end of June, and strong initial demand for our newest brand, Metis Nutrition, which continued to roll-out into corporate stores throughout the third quarter.  Revenue for the nine months ended September 30, 2015 decreased 15.0% to $15,139,949 as compared to $17,812,097 for the nine months ended September 30, 2014. The decrease in total revenue for the nine month period ended September 30, 2015 was principally caused by the previously discussed transition to the centralized GNC distribution platform in May and September of 2014, which had the effect of driving revenue into the first half of 2014 in anticipation of the transition.

    Management believes that the backlog and supply disruptions incurred in the nine month period ended September 30, 2015 have largely been addressed, and are nonrecurring. The transition to GNC’s centralized distribution platform which established a new discounted pricing schedule placed into effect by GNC during the quarter ended June 30, 2014, which continued to affect sales during the nine month period ended September 30, 2015 compared to the comparable period in 2014, is also not anticipated to impact quarter over quarter and period over period comparisons subsequent to the year ended December 31, 2015.  As discussed in prior reports, the pricing discounts impacting revenue in the quarterly periods subsequent to the quarter ended March 31, 2014 were largely offset through lower cost of goods sold and operating expenses in such periods realized in connection with the transition to the new distribution platform.

We currently market more than 60 products to over 900 GNC franchise locations both domestic and international, including the recent introduction of JXT5 under the Metis NutritionTM line for corporate stores. The Company introduced 20 new products at the GNC franchise convention, which was held in Las Vegas, NV from June 29 to July 1, 2015.   The Company continually seeks to increase both the number of stores and number of approved products that comprise its domestic and international distribution footprint and, while no assurances can be given, we anticipate that such efforts, together with the introduction of additional new products, the recent launch of the Metis Nutrition line for corporate stores, and the addition of the iSatori products effective October 1, 2015 to the Company’s product portfolio, will continue to drive future revenue growth. While currently not a material component of revenue, management anticipates that continued international expansion will also be a major driver of future growth.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2015 increased to $3,658,541 as compared to $3,646,397 for the three months ended September 30, 2014, and $9,015,846 during the nine months ended September 30, 2015 as compared to $11,361,133 for the nine months ended September 30, 2014.   The decrease during the three month period was principally attributable to improved pricing for certain raw material and components driven by volume discounts and management’s continued focus on cost reduction and efficiencies. The decrease during the nine month period ended September 30, 2015 was primarily attributable to lower aggregate sales volume versus the nine month period ended September 30, 2014.

General and Administrative Expense.   General and administrative expense for the three months ended September 30, 2015 increased to $854,729 as compared to $517,417 for the three months ended September 30, 2014, an increase of $337,312, which included $250,594 of non-recurring general and administrative costs incurred in connection with the Merger during the quarter. General and administrative expense for the nine months ended September 30, 2015 increased to $2,469,866 as compared to $2,109,443 for the nine months ended September 30, 2014, an increase of $360,423, which included $502,432 of non-recurring general and administrative costs incurred in connection with the Merger during the nine month period ended September 30, 2015.  Excluding non-recurring Merger-related costs, general and administrative expense for the nine months ended September 30, 2015 would have decreased $142,009 to $1,967,434. Although no assurances can be given, as we integrate the operations of iSatori, we anticipate a reduction in total general and administrative expense as a percentage of total revenue.

Selling and Marketing Expense.  Selling and marketing expense for the three and nine months ended September 30, 2015 increased to $1,258,537 and $2,773,293, as compared to $631,643 and $1,788,521 for the three and nine months ended September 30, 2014, respectively. The increase in selling and marketing expense for the three- and nine-month period ended September 30, 2015 is principally the result of $319,337 of product rebates taken in connection with the 2015 GNC franchise convention and $127,620 related to the launch of JXT5, both of which were incurred during the three months ended September 30, 2015. The sales and marketing expense also reflects the addition of three new employees hired to support ongoing sales growth.  As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate in subsequent periods.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2015 decreased to $55,472 as compared to $56,508 for the three months ended September 30, 2014.  Depreciation and amortization for the nine months ended September 30, 2015 decreased to $166,137 as compared to $169,405 for the nine months ended September 30, 2014.

Net Income/(Loss).  We generated net income of $383,258 for the three months ended September 30, 2015 as compared to a profit of $564,079 for the three months ended September 30, 2014.  We generated a profit of $584,533 for the nine months ended September 30, 2015 as compared to a profit of $2,182,640 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the quarter ended September 30, 2015. The anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash used in operating activities for the nine months ended September 30, 2015 was ($518,159), as compared to cash provided by operating activities of $630,310 for the nine months ended September 30, 2014. The decrease is principally attributable to additional expenses incurred in connection with the acquisition of iSatori and normal variations in certain working capital accounts, principally accounts receivable.  Net working capital decreased to $7,414,162 as of the quarter ended September 30, 2015 from $7,682,151 as of September 30, 2014.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2015 was $(402,315) as compared to $47,838 provided by investing activities for the nine months ended September 30, 2014.  The primary difference was the $398,209 recorded in connection with the Company’s Repurchase Program.

Cash Provided by/(Used in) Financing Activities.   Our cash used in financing activities for the nine months ended September 30, 2015 was $(378,561), as compared to $(365,059) cash used in financing activities during the nine months ended September 30, 2014, both of which exclusively related the repayment of principal under the Company’s existing term loan with U.S. Bank.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2015. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2015. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2014.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014:

The Company faces risks associated with the acquisition of iSatori.

Our recent acquisition of iSatori may not achieve expected returns and other benefits as a result of various factors, including integration and other challenges, such as personnel and product introductions. In addition, we may not achieve anticipated cost savings resulting from the acquisition, which could result in lower gross margins, therefore materially affecting our results from operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2015, the Company repurchased the following equity securities:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 – July 31, 2015	-	$		159,800	$250,000
August 1 – August 31, 2015	-			159,800	$200,000
September 1 – September 30, 2015	46,387		$1.58	206,187	$150,000
Total

(1)	Average Price Paid Per Share excludes cash paid for commissions.
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

As of November 10, 2015, the Company had repurchased an aggregate total of 206,187 shares of our common stock under the Repurchase Program, at an average purchase price of $1.93 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2015.

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

Registrant Date: November 12, 2015	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: November 12, 2015	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)