Form 10-K
period 2015-12-31
FITLIFE BRANDS, INC.
filed 2016-04-14
CIK 1374328

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-52369

FitLife Brands, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $9,363,200.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 12, 2016, there were 10,368,112 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2016 annual meeting of stockholders.

FITLIFE BRANDS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 and 2014

-i-

Forward Looking Statements — Cautionary Language

This Annual Report on Form 10-K contains various “forward looking statements“ within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included herein, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates“, “believes“, “plans“, “expects“, “future“ and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

This Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors, which could impact FitLife Brands, Inc.'s business and financial performance. Moreover, FitLife Brands, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on FitLife Brands, Inc.'s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, FitLife Brands, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.  BUSINESS

As used in this Annual Report, “we“, “us“, “our“, “FitLife“, “FitLife Brands“ “Company“ or “our company“ refers to FitLife Brands, Inc. and all of its subsidiaries.

Overview

FitLife Brands, Inc. (the “Company“) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products(TM) (“NDS“) (www.ndsnutrition.com), PMD(TM) (www.pmdsports.com), SirenLabs(TM) (www.sirenlabs.com), CoreActive(TM) (www.coreactivenutrition.com), and Metis Nutrition(TM) (www.metisnutrition.com) (together, “NDS Products“). With the consummation of the merger with iSatori, Inc. (“iSatori“) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger“), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), CT Fletcher, BioGenetic Laboratories, and Energize (together, “iSatori Products“).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC“) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS“).  The Company’s NDS Products are sold through NDS and the iSatori Products are sold through iSatori, Inc., a Delaware corporation and a wholly owned subsidiary of the Company.

FitLife Brands is headquartered in Omaha, Nebraska and maintains an office in Golden, Colorado, which it acquired in connection with the Merger. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTCBB market.

Recent Developments

iSatori Merger. On September 30, 2015, the Company consummated the Merger contemplated by the Agreement and Plan of Merger, dated May 18, 2015 (the “Merger Agreement“), among the Company, ISFL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub“), and iSatori, pursuant to which iSatori merged with and into Merger Sub, with iSatori surviving as a wholly-owned subsidiary of the Company.  The Merger was approved by iSatori shareholders at a special meeting held on September 29, 2015 and became effective on October 1, 2015 (the “Closing Date“).

In connection with the closing of the Merger, each share of iSatori common stock outstanding on the Closing Date became exchangeable for 0.1732 shares of the Company's common stock (the “Exchange Ratio“). In the event any iSatori shareholder would otherwise be entitled to a fractional share of the Company's common stock, the Company agreed to pay the value of those fractional interests in cash.The Company has issued a total of 2,315,644 shares of common stock and paid a total of $239 for remaining fractional interests to former iSatori shareholders in connection with the Merger.

Pursuant to the terms and conditions of the Merger Agreement, the Company increased the size of its Board of Directors (the “Board“) from five to seven members, appointed Stephen Adele, Chief Executive Officer of iSatori, to serve on the Board, and appointed two independent directors, Messrs. Seth Yakatan and Todd Ordal, each of whom were designated by iSatori, to the Board. Concurrently with these appointments, Dr. Fadi Aramouni resigned from the Board.

In addition to the foregoing, the Company secured an option to purchase, on or before December 31, 2015, almost 600,000 shares of the Company’s common stock, otherwise issuable to the two largest shareholders of iSatori, and secured a right of first refusal to purchase approximately 460,000 shares of the Company’s common stock issuable to a certain iSatori shareholder in the connection with the Merger. After careful consideration of many factors, including available cash resources, the Company’s Board of Directors elected not to exercise the purchase option prior to its expiration. The right of first refusal, however, remains outstanding.

                On September 11, 2015, the Company loaned iSatori $750,000 pursuant to a Demand Promissory Note ("Note"), due and payable on demand after October 15, 2015 in the event the Merger was not consummated on or before such date.  The proceeds from the Note were to be used by iSatori for the payment, in the ordinary course of business, of payroll and accounts payable of iSatori pending consummation of the Merger.  The Note was deemed satisfied in full in connection with the Closing Date of the Merger and was included as an element of the total purchase price, which also included the assumption of outstanding debt of approximately $1.1 million and the issuance of approximately 2.3 million shares of Company common stock. In connection with the Merger, the Company also converted all issued and outstanding options and warrants of iSatori into options and warrants of FitLife in an amount equal to the number of iSatori options and warrants issued and outstanding multiplied by the Exchange Ratio, at an exercise equal to the original exercise price divided by the Exchange Ratio.  The treasury stock net equivalent of all issued and outstanding options and warrants were factored into the calculation of the final Exchange Ratio, the vast majority of which were and remain significantly out of the money.

                 At closing, in connection with adjustment provisions outlined in the Merger Agreement, iSatori established certain reserves and write-offs totaling approximately $1.8 million, which write-offs, together with the issuance of the Note and other variances of certain working capital accounts, resulted in a reduction of the Exchange Ratio under the terms of the Merger Agreement from 0.3000 to 0.1732 shares of common stock of the Company for each share of iSatori common stock issued and outstanding.

                Share Repurchase Program.  On June 30, 2014, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month (the “Repurchase Program“). Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations.

                 As of April 12, 2016, the Company had repurchased an aggregate total of 206,187 shares of our common stock under the Repurchase Program at an average purchase price of $1.93 per share.

Industry Overview

                We compete principally in the nutrition industry. The Nutrition Business Journal categorizes the industry in the following segments:

●	Dietary Supplements (vitamins, minerals, herbs & botanicals, sports nutrition, meal replacements and specialty supplements);

●	Natural & Organic Foods (products such as cereals, milk, non-dairy beverages and frozen meals);

●	Functional Foods (products with added ingredients or fortification specifically for health or performance purposes); and

●	Natural & Organic Personal Care and Household Products.

    Management believes that the following factors drive growth in the nutrition industry:

●	The general public’s awareness and understanding of the connection between diet and health;

●	The aging population in the Company’s markets who tend to use more nutritional supplements as they age;

●	Increasing healthcare costs and the consequential trend toward preventative medicine and non-traditional medicines; and

●	Product introductions in response to new scientific studies.

Our Products

               The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold nationally as well as internationally. The Company currently markets more than 60 different NDS Products to more than 900 GNC franchise locations located in the United States, as well as to approximately 900 additional franchise locations in more than 15 countries, both of which are distributed primarily through GNC’s distribution system. In addition, as a result of the launch of Metis Nutrition, we distribute products through more than 3,100 corporate GNC stores in the United States, and with the completion of the Merger, we sell iSatori Products through more than 25,000 retail locations, which include specialty, mass, and online.  A complete product list is available on our websites at fitlifebrands.com, ndsnutrition.com, pmdsports.com, sirenlabs.com, coreactivenutrition.com, metisnutrition.com, and isatori.com.

NDS Products.

The Company’s NDS Products sold through GNC franchise locations include:

●	NDS – Innovative weight loss, general health and sports nutrition supplements, examples include Censor, Cardio Cuts and LipoRUSH DS;

●	PMD – Precision sports nutrition formulations for professional muscular development, examples include Amplify XL, Pump Fuel and Flex Stack;

●	Siren Labs – Weight loss and sports nutrition performance enhancing supplements for fitness enthusiasts, examples include Isolate, Shock’d and NeuroLean; and

●
Metis Nutrition – multifaceted men’s health and weight loss formulations, including JXT5 and Pyro Stim, currently distributed through more than 3,100 corporate stores and 500 franchise stores nationally.

  NDS Products also include innovative diet, health and sports nutrition supplements and related products marketed through its Core Active Nutrition product line (“Core Active Nutrition Products“). Core Active Nutrition Products provide essential support for accelerated fitness and nutrition goals sold directly to athletic facilities, gyms, and independent retailers nationwide.

iSatori Products.

iSatori Products include scientifically engineered nutritional products that are sold through online marketing, Fortune 500 retailers, and thousands of retail stores around the world.   iSatori Products include:

●
Sports Nutritionals:  Products including Bio-Active Peptides product (Bio-Gro(TM)), advanced branched-chain amino acids powder with Bio-Active Peptides (Amino-Gro(TM)), advanced creatine powder supercharged with Agmatine and Betaine (Creatine (5XL(TM)), natural testosterone booster in both pill and powder form (Isa-Test(TM) and Isa-Test DA3(TM)), and a pre-workout muscle-building powdered drink mix (Pre-Gro(TM));

●
Energy & Sports Drink Products:  iSatori’s energy supplements, Energize and Energize Bullets(TM), are tablets and drinks whose primary purpose is to safely “boost energy,“ provided by a combination of time-released caffeine, vitamins, and herbal formulations;

●	Meal Replacements: protein-based products related to health nutrition and performance, includes iSatori’s new 100% Bio-Active Whey, a premium protein blend with Bio-Active Peptides; and

●
Weight Loss Products: iSatori’s weight loss products are principally sold under the BioGenetics Laboratories brand, and include Forskohlin Lean & Tone(TM) Garcinia Trim, Meratrim(R) Platinum+, DygloTrim with patented Dyglomera(R), hCG Activator(TM), and iSatori’s newest thermogenic, LIPO-DREX(TM) with C3G nutrient partitioning technology.

Manufacturing, Sources and Availability of Raw Materials

All of the Company’s products are manufactured by pre-selected FDA-regulated contract manufacturers. The Company utilizes third-party manufacturers to provide its finished products, within the United States and Canada. Each contract manufacturer is required by the Company to abide by current Good Manufacturing Practices (“cGMPs“) to ensure quality and consistency, and to manufacture its products according to the Company’s strict specifications, and nearly all our contract manufacturers are certified through a governing body such as the NPA (“Natural Products Association“) or NSF International.  In most cases, contract manufacturers purchase the raw materials based on the Company’s specifications; however, from time to time, the Company will license particular raw material ingredients and supply its own source to the manufacturer.  Once produced, in addition to in-house testing performed by the contract manufacturer, the Company may also perform independent analysis and testing. The contract manufacturer ships the finished product to one of our fulfillment centers in either Omaha, Nebraska or Denver, Colorado, or to our distributors.  The Company has implemented vendor qualification programs for all of its suppliers and manufacturers, including analytical testing of purchased products. As part of the vendor program, the Company also periodically inspects vendors’ facilities to monitor quality control and assurance procedures.

 Product Reformulations and New Product Identification

From time to time we reformulate existing products to address market developments and trends, and to respond to customer requests.  We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources, including internally, trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 52 new products during the year ended December 31, 2015, which included 16 completely new products, 32 product reformulations and four flavor extensions, including reformulations and new products introduced by iSatori. We anticipate launching 30+ new products, product reformulations and/or flavor extensions in 2016 across all brands.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products.

NDS Products are sold through more than 900 GNC franchise locations located throughout the United States. The Company also currently distributes NDS Products to approximately 900 GNC international franchise locations in more than 15 countries. On May 1, 2014, the Company transitioned the majority of its distribution of NDS Products to GNC’s centralized distribution platform for all NDS Products, excluding protein, which transitioned in mid-September 2014. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of NDS Products to individual franchise locations. For the year ended December 31, 2015, direct sales of NDS Products to GNC franchise locations represented less than 1% of the total sales of the Company with substantially all of the remaining NDS Products revenue attributable to sales through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally, as well as developing a broader retail presence for our Core Active Nutrition Products.  In addition, we launched the first product under the Metis Nutrition brand into more than 3,000 corporate owned GNC stores during 2015 and expect to introduce at least one additional product under the Metis Nutrition brand during 2016. While risks and uncertainties remain, the launch of Metis is an exciting milestone for the Company and could represent a compelling growth platform for 2016 and beyond. Management believes that substantial growth opportunities exist to increase revenue attributable to NDS Products with GNC including GNC’s stated goal of “refranchising“ (i.e., converting corporate owned stores into franchise locations) 200 stores during 2016 and up to 1,000 total stores over the next three or four years, continued expansion in the international franchise system, and additional domestic growth in GNC’s corporate stores with Metis Nutrition. The domestic franchise market remains a strong business and the core of our operations. Management is excited to continue to work collaboratively with the franchisees to build on our established track records of growth and innovation.

iSatori Products.

iSatori Products are distributed directly to consumers through its websites and a proprietary online direct marketing system, as well as through wholesalers, specialty, online-only, grocery, convenience, drug and mass-market distribution channels via Fortune 500 partners. Through established distribution channel networks, iSatori has created channel access to over 120,000 domestic and international retail locations. iSatori products are currently sold in over 25,000 retail locations. iSatori creates marketing, promotion, and packaging devices in its efforts to drive demand for its products through its established retail distribution.

In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s experienced sales employees and management to oversee the grocery, drug and mass market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. Major distributor, grocery, drug, convenience, club and mass-market customers are and/or have included: Albertsons, Amazon, Bally’s Total Fitness, BodyBuilding.com, Costco, CVS, Drugstore.com, Europa Sports, GNC, Kroger, Rite Aid, Super Value, 24 Hour Fitness, 7-Eleven, Vitamin Shoppe, Vitamin World, Walgreens and Wal-Mart.

iSatori’s core strategy is to build brands within its channels of distribution that are appropriate for each product brand and to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality and innovation. iSatori has utilized social media campaigns, coupons, print, radio, online and television advertising, plus cooperative and other incentive programs to build consumer awareness and generate trial and repeat purchases to drive sales revenue. Marketing and sales groups regularly review the media mix for its effectiveness in creating consumer demand and the highest return on investment dollars.

In addition, iSatori’s conventional distribution marketing and its proprietary internet marketing strategy are designed to increase awareness of proprietary brands and drive targeted traffic to iSatori’s websites to make purchases. Through iSatori’s online marketing system, its network affiliates use a multi-channel approach which includes search engine marketing, email campaigns, banner advertisements and additional affiliate programs to acquire new customers and retain a repeatable customer base.

Product Returns

We currently have a 30 day product return policy for NDS Products, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online through one of our websites.  Product sold to GNC may be returned from store shelves or the distribution center in the event product is damaged, short dated or expired.  We have a 60 day product return policy for iSatori Products. Historically, with a few noted exceptions, product returns have been immaterial. That said, despite the best efforts of management, product returns can and do occur from time to time and can be material.

Competition

The Company competes with many companies engaged in the nutritional supplement industry. The Company also competes with companies who sell products similar to the Company’s products online. Many of the Company’s competitors have significantly greater financial and human resources than our own.  The Company seeks to differentiate its products and marketing from its competitors based on product quality, benefits, and functional ingredients.  Patent and trademark applications that cover new formulas and embody new technologies will be pursued whenever possible.  While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

Regulatory Matters

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the FDA, the Federal Trade Commission (“FTC“), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various agencies of the states and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

●	product claims and advertising;

●	product labels;

●	product ingredients; and

●	how we manufacture, package, distribute, import, export, sell and store our products.

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In August 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet cGMPs to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and believe we are currently operating within the FDA mandated cGMPs.

The FDA also regulates the labeling and marketing of dietary supplements and nutritional products, including the following:

●	the identification of dietary supplements or nutritional products and their nutrition and ingredient labeling;

●	requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;

●	labeling requirements for dietary supplements or nutritional products for which “high potency“ and “antioxidant“ claims are made;

●	notification procedures for statements on dietary supplements or nutritional products; and

●	premarket notification procedures for new dietary ingredients in nutritional supplements.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA“) revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

DSHEA also permits statements of nutritional support to be included in labeling for nutritional supplements without FDA premarket approval. These statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease.“ These statements may describe a benefit related to a nutrient deficiency disease, the role of a nutrient or nutritional ingredient intended to affect the structure or function in humans, the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, the general well-being from consumption of a nutrient or dietary ingredient, but may not expressly or implicitly represent that a nutritional supplement will diagnose, cure, mitigate, treat or prevent a disease. An entity that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature,“ e.g., a reprint of a peer-reviewed scientific publication linking a particular nutritional ingredient with health benefits, may be used in connection with the sale of a nutritional supplement to consumers without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not promote a particular manufacturer or brand of nutritional supplement; the literature must present a balanced view of the available scientific information on the nutritional supplement; if displayed in an establishment, the literature must be physically separate from the nutritional supplement; and the literature may not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating it with our products, and any dissemination could subject our products to regulatory action as an illegal drug. Moreover, any written or verbal representation by us that would associate a nutrient in a product that we sell with an effect on a disease will be deemed evidence of intent to sell the product as an unapproved new drug, a violation of the FDCA.

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (“DSNDCPA“) was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and for us to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the requirements of the DSNDCPA.

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

Patents, Trademarks and Proprietary Rights

The Company regards intellectual property, including its trademarks, service marks, website URLs (domains) and other proprietary rights, as valuable assets and part of their revered brand equity. The Company believes that protecting such intellectual property is crucial to its business strategy. The Company pursues registrations of the registrable trademarks, service marks and patents, associated with its key products in the United States, Canada, Europe and other places it distributes its products.

The Company formulates its products using proprietary ingredient formulations, flavorings and delivery systems. To further protect its product formulations and flavors, the Company enters into agreements with manufacturers which provide exclusivity to certain products formulations and delivery technologies. When appropriate, the Company will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations.  We have abandoned or not pursued efforts to register certain other patents and marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration or patent applications to qualify for patent protection, and due to our abandonment of certain such products.  All trademark registrations are protected for a period of ten years and then are renewable thereafter if still in use.

Employees

We had 32 full-time employees (18 for NDS / FitLife and 14 for iSatori) and two part-time employees (one each for NDS / FitLife and iSatori) as of December 31, 2015. We consider our employee relations to be good. In addition to the above, the Company retains consultants for certain services on an as needed basis.

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

The Company was not profitable during the year ended December 31, 2015, and we may not be able to return to sustained profitability.  The Company’s failure to sustain profitability or effectively manage growth could result in continued net losses, and therefore negatively affect the Company’s financial condition.

               To achieve continual and consistent profitable operations, the Company must maintain growth in revenue from its products, including sales of NDS Products to GNC franchisees, and sales of iSatori Products.  In the event of any decrease in sales, if the Company is not able to maintain growth, or if the Company is unable to effectively manage its growth, the Company may not be able to sustain profitability, and may incur net losses in the future, and those net losses could be material.  In the event the Company achieves net losses, its financial condition could be negatively affected, and such affect could be material.

We were not in compliance with certain bank covenants at December 31, 2015 and, although a waiver was obtained with respect to such non-compliance, in the event we are subsequently in violation of such covenants, and we are unable to obtain a waiver, we will be in default.

        As of December 31, 2015, NDS, the Company’s wholly owned subsidiary, was not in compliance with certain financial covenants in its existing five-year term loan and revolving line of credit with U.S. Bank (the “Bank”), principally due to certain non-cash and non-recurring Company expenses incurred in connection with the issuance of stock options to certain key employees during the year, and the Merger. As disclosed in Note 16 – Subsequent Events in the notes to the financial statements included herein, the Company received a waiver for all covenant defaults on both the existing five-year term loan and revolving line of credit with the Bank for the year ended December 31, 2015. No consideration was paid or payable in connection with such waiver.  Receipt of the waiver for the current period notwithstanding, no assurances can be given with respect to either the Company’s ability to secure and maintain compliance with the covenants in future periods, or, in the event the Company is not compliant, that the Bank with provide a waiver of compliance for such covenants in future periods. In the event the Company is not in compliance with the covenants in future periods and the Bank fails to provide a waiver, declares the term loan or revolving line of credit to be in default, and terminates the term loan or the revolving line of credit, any amounts due the Bank at such time would become immediately due and payable.  In such event, our financial condition will be negatively affected, and such affect could be material.

We are currently dependent on sales to GNC franchisees for a substantial portion of our total sales.

Direct sales to GNC franchises during the year ended December 31, 2015 represented less than 1% of total sales, while sales to GNC’s centralized distribution platform accounted for approximately 91% of total sales including indirect distribution of product to domestic and international franchisees.  GNC’s franchisees are not required to purchase product from the Company.  In the event GNC franchisees cease purchasing products from the Company, or otherwise reduce their purchases, the Company’s total revenues would be negatively impacted, and such impact could be material. Moreover, the transition to GNC’s centralized distribution system has had the effect of concentrating the majority of our accounts receivable with a single payor.  Prior to the transition, the Company collected receivables directly from over 300 franchisees on an annual basis representing approximately 900 store locations.  While the acquisition of iSatori is expected to reduce the percentage of total accounts receivable attributable to GNC in the long term, the Company anticipates that GNC will continue to represent a majority of all accounts receivable for the foreseeable future.  In the event that GNC stops paying or there are other issues, the inability of the Company to collect on its outstanding accounts receivable could have a material adverse impact on its financial position and ability to support continued operations.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to additional GNC franchisees, as well as increasing sales of our Core Active Nutrition Products, iSatori Products and, in the longer term, GNC corporate stores.  We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to additional GNC franchisees, both domestically and internationally, as well as increasing the number of retailers selling Core Active Nutrition Products and iSatori Products.  We may not be successful increasing sales to additional GNC franchisees, or contracting with additional distributors or retailers to market and sell Core Active Nutrition Products or iSatori Products.  In addition, although we increased international distribution efforts of our products in the year ended December 31, 2015, we do not have an established history of international expansion, and therefore have no assurance that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurance as to whether we will be able to comply with such regulatory or legal requirements.

Additionally, our launch into GNC corporate stores is a new venture for the Company. There are no assurances the Company with be successful in the corporate stores. If unsuccessful, the attempt to expand into corporate stores could generate operating losses and those losses could be material.

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

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to return to or maintain profitability.

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

In general, our products sold consist of nutritional supplements, which are classified in the United States as “dietary supplements“ which do not currently require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed by the Company, there is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form.  The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.

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

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the adjusted closing price of our common stock has ranged from a high $2.58 to a low of $1.34 during the period commencing January 1, 2015 and ending December 31, 2015. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

Because our common stock may be classified as “penny stock,“ trading may be limited, and the share price could decline.  Because our common stock may fall under the definition of “penny stock,“ trading in the common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock.  These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

We may issue preferred stock with rights senior to the common stock.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock in the aggregate. 10,000,000 shares of Series A preferred stock, par value $0.01 per share, 1,000 shares of Series B preferred stock, par value $0.01 per share, and 500 shares of Series C preferred stock par value $0.01 per share, are currently authorized (the “Preferred Stock“) and, therefore, could be issued without shareholder approval subject to the 10,000,000 share limitation. Currently, there are no shares of Preferred Stock issued and outstanding, and we have no existing plans to issue any shares of Preferred Stock. However, the rights and preferences of any such class or series of Preferred Stock, were we to issue it, would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

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

Although FitLife intends to have its common stock listed on either the NYSE MKT or the Nasdaq Capital Markets as soon as possible, there can be no assurance that the common stock will be so listed or, if listed, that FitLife will be able to comply with the continued listing standards.

The Company continues to use its reasonable best efforts to cause its common stock to be approved for listing on either the NYSE MKT or Nasdaq Capital Markets.  However, there can be no assurance that the Company will be able to meet the initial listing standards of the NYSE MKT or the Nasdaq Capital Markets or any other exchange or, if its stock is listed, that the Company will be able to maintain such listing.  If the Company is not able to list its common stock on an exchange, or have it quoted on NASDAQ or the NYSE, or after listing, its common stock is subsequently delisted for failure to meet the continued listing standards of the applicable exchange, the Company’s common stock could be quoted on the OTCBB or on the “pink sheets.“  As a result, the Company could face significant adverse consequences including:

●	a limited availability of market quotations for its securities;

●
a determination that its common stock is a “penny stock“ which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Omaha, Nebraska and maintains a lease at a cost of $4,266 per month, which lease is currently set to expire in February 2017. The Omaha facility is a total of 4,720 square feet inclusive of approximately 1,000 square feet of on-site warehouse space.  iSatori currently leases 10,444 square feet of space at 15000 W. 6th Avenue, Suite 202, Golden, Colorado 80401, where its principal officers are located, at a cost of $6,905 per month. The Golden, Colorado lease, which includes 7,200 square feet of office space and 3,244 square feet of attached warehouse space, is currently set to expire in January 31, 2017. Prior to January 2, 2016, iSatori also leased 17,426 square feet of space at 6200 North Washington Street, Unit 10, Denver, Colorado 80216, for its distribution center, at a cost of $10,819 per month. The lease is currently sublet through December 31, 2018, and otherwise set to expire on December 31, 2018.

The Company also leases some office equipment for aggregate total cost of $193 per month at the Omaha, Nebraska facility and $625 per month at the Golden, Colorado facility for an aggregate monthly expense of $818.

Summary monthly lease information for 2015 and 2014 is provided as follows:

Lease Cost
2014	$4,066
2015 (prior to merger)	$4,266
2015 (after merger but before Denver warehouse sublease)	$21,990
2015 (after merger and after Denver warehouse sublease)	$11,171

ITEM 3.  LEGAL PROCEEDINGS

On March 24, 2014, Wise Sports Nutrition, LLC filed a lawsuit in United States District Court for the District of Colorado against iSatori, Inc. and its division, Biogenetic Laboratories, Inc., asserting claims of trademark infringement and unfair competition, among others, based upon the mark “Garcinia Trim,“ which iSatori used and Wise Sports Nutrition used as well.  Biogenetic Laboratories, Inc. was dismissed from the lawsuit, and iSatori filed its answer, affirmative defenses, and brought counterclaims against Wise Sports Nutrition and its owner, Paul Wise. The parties reached a settlement in September 2015, in which Wise Sports Nutrition assigned the mark to iSatori and iSatori provided a non-exclusive license to Wise Sports Nutrition to use the mark.  The lawsuit was dismissed, with prejudice, in light of the settlement on September 21, 2015.

On September 26, 2014, Environmental Research Center, Inc., a California non-profit corporation (“ERC“) issued a 60-day notice (“Notice“) of intent to file suit against ourselves and NDS Nutrition Products, Inc. (“NDS“) for alleged labeling violations of California Health & Safety Code Sec.Sec. 25249.5 et seq., commonly referred to as “Proposition 65“.  Under Proposition 65, any private enforcer such as ERC may file a lawsuit if it first issues a valid 60-day notice, and if the California Attorney General or other specified California public enforcers do not file suit within 60 days after service of the Notice. After months of negotiations, ERC sent the Company its demand for $300,000 in fines and fees in September of 2015.  ERC filed suit on October 22, 2015, but did not serve the Company with requisite notice until December 2015. The parties reached a settlement for $90,000 and executed a Consent Judgement on December 31, 2015.  The hearing to approve the Consent Judgement was heard before the Superior Court of California, County of Alameda, on April 12, 2016.  The settlement was approved and the Company expects to be required to make payment in full by April 19, 2016

On May 17, 2013 and on January 31, 2014, iSatori received demand letters from the ERC requesting substantiation of compliance with the State of California’s Proposition 65 regulations for ten of its products.  In October, while iSatori was awaiting the results of the compliance testing, ERC contacted iSatori again requesting settlement to their initial demand letter. And in February 2014, before compliance testing or any other demand letter validation was completed, ERC contacted iSatori again requesting settlement to their second demand letter. After many discussions with ERC, a lawsuit was filed by ERC for the non-compliance issues with the State of California’ Proposition 65 regulations.  After many conversations and mediation attempts, the parties executed a Consent Judgment on March 18, 2015 in the amount of $60,000, which was approved by the iSatori Board of Directors.  The Superior Court of California, Alameda County approved the Consent Judgment on June 3, 2015.

On December 31, 2014, various plaintiffs, individually and on behalf of a purported nationwide and sub-class of purchasers, filed a lawsuit in the U.S. District Court for the Northern District of California, captioned Ryan et al. v. Gencor Nutrients, Inc. et al., Case No.: 4:14-CV-05682.  The lawsuit includes claims made against the manufacturer and various producers and sellers of products containing a nutritional supplement known as Testofen, which is manufactured and sold by Gencor Nutrients, Inc. (“Gencor“).  Specifically, the Ryan plaintiffs allege that various defendants have manufactured, marketed and/or sold Testofen, or nutritional supplements containing Testofen, and in doing so represented to the public that Testofen had been clinically proven to increase free testosterone levels.  According to the plaintiffs, those claims are false and/or not statistically proven.  Plaintiffs seek relief under violations of the Racketeering Influenced Corrupt Organizations Act, breach of express and implied warranties, and violations of unfair trade practices in violation of California, Pennsylvania, and Arizona law.  NDS utilizes Testofen in a limited number of nutritional supplements it manufactures and sells pursuant to a license agreement with Gencor.

On February 19, 2015 this matter was transferred to the Central District of California to the Honorable Manuel Real.  Judge Real had previously issued an order dismissing a previously filed but similar lawsuit that had been filed by the same lawyer who represents the plaintiffs in the Ryan matter.  That related lawsuit is on appeal to the Ninth Circuit Court of Appeals.  This matter has been stayed pending the resolution of that appeal.

We are currently not involved in any litigation except noted above that we believe could have a material adverse effect on our financial condition or results of operations. Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market, and quoted on the OTCBB market under the symbol FTLF.

At December 31, 2015, there were 10,443,933 shares of common stock outstanding and there were approximately 243 shareholders of record of the Company’s common stock in additional to an undetermined number of holders for whose shares are held in “street name“.

The following table sets forth for the periods indicated the high and low closing prices for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2015
First Quarter (January - March 2015)	$2.58	1.95
Second Quarter (April - June 2015)	$2.15	1.56
Third Quarter (July - September 2015)	$1.75	1.47
Fourth Quarter (October - December 2015)	$1.90	1.34

Fiscal Year 2014
First Quarter (January - March 2014)	$3.24	$1.98
Second Quarter (April - June 2014)	$2.63	$1.95
Third Quarter (July - September 2014)	$2.88	$2.22
Fourth Quarter (October - December 2014)	$2.85	$2.50

On April 12, 2016, the closing price of our common stock was $1.03.

Share Repurchase Program

On June 30, 2014, the Company’s Board of Directors approved the Repurchase Program, pursuant to which the Company is authorized to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations. In March 2015, the Board of Director’s approved an extension of the Repurchase Program, which enabled the Company to purchase a substantial number of shares in a single transaction on March 6, 2015. The extension did not affect the terms or conditions of the existing Repurchase Program. As of March 25, 2016, the Company had repurchased an aggregate total of 206,187 shares of our common stock, at an average purchase price of $1.93 per share.

The Company did not make any purchases under the Repurchase Program during the quarter ended December 31, 2015.

Dividends

We have not and may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2015. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our transfer agent and registrar for the common stock is Colonial Stock & Transfer located in Salt Lake City, Utah.

ITEM 6.  SELECTED FINANCIAL DATA

Not a required disclosure for Smaller Reporting Companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,“ “anticipates,“ “may,“ “will,“ “should,“ “expect,“ “intend,“ “estimate,“ “continue,“ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Critical Accounting Policies

Principle of Consolidation

The consolidated financial statements include the accounts of FitLife Brands, Inc. and NDS Nutrition Products, Inc. for the full-year ended December 31, 2015, as well as the accounts of iSatori, Inc. for the quarterly period ended December 31, 2015.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP“) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is derived from product sales. The Company recognizes revenue from product sales in accordance with Accounting Standards Codification (“ASC“) Topic 605 “Revenue Recognition in Financial Statements“ which assesses revenue upon: (i) the time customers are invoiced at shipping point provided title and risk of loss has passed to the customer, (ii) evidence of an arrangement exists, (iii) fees are contractually fixed or determinable, (iv) collection is reasonably assured through historical collection results and regular credit evaluations, and (v) there are no uncertainties regarding customer acceptance.

The Company offers discounts on sales to GNC franchises on many of its products.  Discounts are updated monthly and made available to all franchisees.  Revenue is recorded net of all discounts taken at the time of sale for all direct sales.  Indirect sales involve sales through GNC’s centralized distribution platform.  Fulfillment to franchisees from GNC’s distribution centers often spans several months and accounting periods after the initial indirect sale.  Given that the discount programs change monthly, it is impossible to predict with any certainty what discounts will be taken on which products and at what time.  As a result, the Company has historically booked gross revenue through the indirect channel upon shipment to GNC.  Discounts taken by franchisees upon fulfillment from GNC’s distribution center are billed back to the Company as a credit to a future invoice.  The Company accounted for these deductions  (“Vendor Funded Discounts“) as a selling and marketing expense in the period that the deduction was taken by GNC.  Management believes this approach was the best way to match the expense to the timing of actual product fulfillment at the store level when the discounts are actually taken.  In an effort to ensure consistent accounting policies across all operating divisions after the acquisition of iSatori, the Company elected to modify its accounting policy for Vendor Funded Discounts.  Going forward, for all indirect distribution, the Company will estimate anticipated discounts at the time product is shipped to GNC’s distribution center(s) and recognize that estimate as a deduction from gross revenue at  the time of shipment to GNC.  Actual discounts will be compared to the estimate each accounting period and adjusted as necessary. Total revenue and selling and marketing expense will be reduced by the amount of the estimate, and the new policy will have no effect on operating or net income.  Results of operations for the years ended December 31, 2015 and 2014, and the nine month periods ended September 30, 2015 and 2014 were reported using the gross revenue approach.  The below pro forma presentation reconciles the reported financials based on gross revenue to the new accounting policy for Vendor Funded Discounts.

	Nine Months Ended		Year Ended
	September 30,		December 31,
Revenue	2015	2014	2015	2014
As reported, gross	$15,139,949	$17,812,097	$19,406,875	$19,960,376
Vendor Funded Discount	(1,063,312)	(263,833)	(1,475,411)	(380,571)
As revised, net	14,076,637	17,548,264	17,931,464	19,579,806

Gross profit
As reported, gross profit	6,124,103	6,450,964	7,753,818	7,092,909
As reported, gross margin	40.4%	36.2%	40.0%	35.5%
As revised, gross profit	5,060,791	6,187,131	6,278,407	6,712,338
As revised, gross margin	36.0%	35.3%	35.0%	34.3%

Selling & marketing expense
As reported	2,773,293	1,788,521	4,401,474	2,378,413
Vendor Funded Discount	(1,063,312)	(263,833)	(1,475,411)	(380,571)
As revised	1,709,981	1,524,688	2,926,063	1,997,842

Operating income	$714,806	$2,383,595	$(1,089,734)	1,852,124

The above pro forma presentation shows what revenue, gross profit, gross margin and selling and marketing expense would have been if the above stated revised accounting policy for Vendor Funded Discounts had been implemented as of January 1, 2014. Operating income and net income are not impacted by the change. Moreover, the results for the year ended December 31, 2015 will be reported under the new accounting policy.  As such, all "as reported" amounts for that period reflect what would have been reported had the new accounting policy not been implemented prior to the Company filing its yearly results for the year ended December 31, 2015.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables which, during the year ended December 31, 2015, increased due principally to the transition to GNC’s centralized distribution platform. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We maintain an insurance policy for iSatori Products for international shipments, which protects the Company in the event the international distributor does not or cannot remit payment. The Company recorded an expense of $32,148 related to bad debt and doubtful accounts during the year ended December 31, 2015, inclusive of a contra-expense of $3,645 for a received payment on a previously written off receivable .

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2015, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO“) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2015 and 2014, the value of the Company’s inventory was $4,790,301 (which included $846,596 from iSatori) and $2,284,922, respectively.

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

The Company adopted Statement of Financial Accounting Standard (“FASB“) ASC Topic 350 Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, “Long-Lived Assets,“ such as property, plants, equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long-lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes,“ to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes“–an interpretation of ASC Topic 740 (“FIN 48“). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2015, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in a bank located in Nebraska. The Federal Depository Insurance Corporation (“FDIC“) insures accounts up to $250,000.

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

Recent Accounting Pronouncements

                 None.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Net Sales. Revenue for the year ended December 31, 2015 decreased 10.1% to $17,931,464 as compared to $19,960,376 for the year ended December 31, 2014. Core NDS revenue decreased by $3,467,675, from $19,960,376 for the year ended December 31, 2014 to $16,492,701 for the year ended December 31, 2015, or 17.4%, which was principally the result of the transition to the indirect distribution model whereby the Company now sells to GNC’s distribution system at wholesale pricing which is approximately 15% lower than the prior direct model pricing.  This revenue decrease was partially offset by revenue from the fourth quarter of 2015 attributable to iSatori Products, which added $1,438,764 to total revenue during the year ended December 31, 2015.

The Company continually reformulates and introduces new products, as well as seeks to increase both the number of stores and number of approved products that can be sold within the GNC franchise system that comprise its domestic and international distribution footprint and, while no assurances can be given, anticipates that such efforts together with anticipated sales growth attributable to iSatori Products will continue to drive future revenue growth.  While currently not a material component of revenue, management anticipates that continued international expansion within the GNC franchise system, as well as the introduction of new NDS Products and iSatori Products. will also contribute to future growth.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2015 decreased 9.4% to $11,653,057 as compared to $12,867,466 for the year ended December 31, 2014. This decrease is primarily attributable to lower dollar sales volume during the 2015 period, as discussed above.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2015 increased by $1,505,611 to $4,141,937 as compared to $2,636,326 for the year ended December 31, 2014. This increase is principally attributable to certain non-recurring costs incurred in connection with the Merger during the year ended December 31, 2015, and to the incurrence of additional headcount and related expenses during the quarter ended December 31, 2015 that were assumed as a result of the acquisition of iSatori.  Although no assurances can be given, as we continue to integrate the operations of iSatori, we anticipate a reduction in total general and administrative expense as a percentage of total revenue.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2015 increased to $2,926,063 as compared to $2,378,413 for the year ended December 31, 2014. This increase is principally attributable to the addition new employees hired to support ongoing NDS Product sales growth, as well as the addition of iSatori sales and marketing staff, product rebates taken in connection with the 2015 GNC franchise convention, and expense related to the launch of Metis Nutrition for GNC corporate stores during the year ended December 31, 2015. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate in subsequent periods.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2015 and 2014 increased to $300,141 from $226,046, respectively.

Net Income/ (Loss). Net loss was $(1,165,940) for the year ended December 31, 2015, as compared to net income of $1,673,602 for the year ended December 31, 2014. This decrease is principally attributable to approximately $750,000 in costs related to the Merger, a loss of approximately $700,000 for the fourth quarter attributable to iSatori, lower dollar sales volume as compared to the prior year, approximately $135,000 initial investment in the launch of Metis, $75,000 related to the addition of several new in-market sales persons to drive growth, and approximately $220,000 incremental legal and other costs that management believes are non-recurring in nature.

Financial Position, Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the year ended December 31, 2015. The anticipated cash derived from operations, availability under the current line of credit with U.S. Bank and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $(2,455,421) in the fiscal year ended December 31, 2015, compared to cash provided by operating activities of $1,506,426 for the year ended December 31, 2014. The decrease is attributable to fluctuations in working capital accounts consistent with standard business practices and the $750,000 cash component of the purchase price in connection with the merger with iSatori. Net working capital decreased to $3,003,051 as of the year ended December 31, 2015 from $6,424,037as of December 31, 2014.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the fiscal year ended December 31, 2015 was $(411,042) as compared to $46,584 provided by investing activities during the year ended December 31, 2014.  The change to cash used in investing activities is principally attributable to the $(398,209) utilized to repurchase stock pursuant to the Company’s share repurchase plan during the year ended December 31, 2015.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the year ended December 31, 2015 was $(660,201) entirely attributable to principal reduction payments on our existing five-year term loan with U.S. Bank, as compared to $(504,490) cash used in financing activities during the year ended December 31, 2014. The period-over-period difference is almost entirely attributable to the higher portion of our loan amortization payment going toward the reduction of outstanding principal under the term loan instead of interest. While no assurances can be given and, other than the fiscal 2013 activity related to the recapitalization of the balance sheet, we have not needed to seek or secure additional working capital to operate and grow the business since the fourth quarter of 2010.

Working Capital

The Company currently believes that it has adequate cash resources to fund its working capital requirements for the remainder of 2016. However, should the Company be unable to generate sufficient revenue in the future to continue to achieve positive cash flow from operations, additional working capital will be required.  In the event the Company fails to achieve positive cash flow from operations, and management is unable to secure additional working capital, the Company’s business would be materially and adversely harmed.

        As of December 31, 2015, NDS, the Company’s wholly owned subsidiary, was not in compliance with certain financial covenants in its existing five-year term loan and revolving line of credit with U.S. Bank (the “Bank”), principally due to certain non-cash and non-recurring Company expenses incurred in connection with the issuance of stock options to certain key employees during the year, and the Merger.  As disclosed in Note 16 – Subsequent Events in the notes to the financial statements included herein, the Company received a waiver for all covenant defaults on both the existing five-year term loan and revolving line of credit with the Bank for the year ended December 31, 2015. No consideration was paid or payable in connection with such waiver.  Receipt of the waiver for the current period notwithstanding, no assurances can be given with respect to either the Company’s ability to secure and maintain compliance with the covenants in future periods, or, in the event the Company is not compliant, that the Bank with provide a waiver of compliance for such covenants in future periods. In the event the Company is not in compliance with the covenants in future periods and the Bank fails to provide a waiver, declares the term loan or revolving line of credit to be in default, and terminates the term loan or the revolving line of credit, any amounts due the Bank at such time would become immediately due and payable.  In such event, our financial condition will be negatively affected, and such affect could be material.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO“) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will be set forth in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits

2.1	Agreement and Plan of Merger, by and among the Company, iSatori, Inc., and ISFL Merger Sub, Inc., dated May 18, 2015 (incorporated by reference to Exhibit 2.1 filed with Form 8-K on May 18, 2015).
2.2
Voting and Standstill Agreement dated May 18, 2015 (incorporated by reference to Exhibit 4.1 of Schedule 13D (Commission File No. 005-47773) filed by the Company, Stephen Adelé Enterprises, Inc., Stephen Adelé, RENN Universal Growth Investment Trust, PLC, RENN Global Entrepreneurs Fund, Inc. and Russell Cleveland).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.2	Amendments to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.3	Bylaws of the Corporation (incorporated by reference to Exhibit 3.3 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 13, 2010).
3.5	Certificate of Amendment to Articles of Incorporation to change name to FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with Form 8-K on October 1, 2013).
3.6	Certificate of Amendment to Articles of Incorporation to effect 1-for-10 reverse split (incorporated by reference to Exhibit 3.1 filed with Form 8-K on October 1, 2013).
3.7	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 filed with Form 8-K on June 30, 2008).
3.8	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 23, 2009).
3.9	Certificate of Designations of Series C Convertible Preferred Stock. (incorporated by reference to Exhibit 4.3 filed with Form 10-K on April 15, 2011).
10.1	Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2008).
10.2	Settlement Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 6, 2009).
10.3	Secured Promissory Note (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 6, 2009).
10.4	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.5	Amendment No. 1 to Security Agreement (incorporated by reference to Exhibit 10.4 filed with Form 8-K on October 6, 2009).
10.6	Amendment No. 1 to Supply, License and Transition Agreement (incorporated by reference to Exhibit 10.5 filed with Form 8-K on October 6, 2009).
10.7	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.8	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2009 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K on August 26, 2009).
10.9	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2010 (incorporated by reference to Exhibit 99.1 filed with Form 8-K on August 23, 2010).
10.10
Amendment No. 1 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated September 15, 2010.  (incorporated by reference to Exhibit 10.12 filed with Form 10-K on April 15, 2011).

10.11	Amendment No. 2 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated November 18, 2010. (incorporated by reference to Exhibit 10.13 filed with Form 10-K on April 15, 2011).
10.12	Employment Agreement, dated December 31, 2009, between the Company and John Wilson. (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).
10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 filed with Form 10-K on April 15, 2011).
10.14	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 7, 2013).
10.15	Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.15 filed with the Annual Report on Form 10-K on March 28, 2014).
10.16	Amendment No. 2 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 15, 2014).
10.17	Demand Promissory Note (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 11, 2015).
10.18
Security Agreement by and among the Company, Stephen Adele Enterprises, and Stephen Adele, dated September 11, 2015 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 11, 2015).

10.19	Employment Agreement between the Company, and Stephen Adelé (incorporated by reference to Exhibit 2.3 filed with Form S-4 on July 7, 2015).
14.1	Code of Ethics (incorporated by reference to 14.1 filed with Form 10-K on March 27, 2009).
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 14, 2016	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President

Date: April 14, 2016	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 14, 2016	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President, Director

Date: April 14, 2016	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

Date: April 14, 2016	By: /s/ Lewis Jaffe
Lewis Jaffe
Chairman of the Board

Date: April 14, 2016	By: /s/ Grant Dawson
Grant Dawson
Director

Date: April 14, 2016	By: /s/ Stephen Adele
Stephen Adele
Director

Date: April 14, 2016	By: /s/ Seth Yakatan
Seth Yakatan
Director

Date: April 14, 2016	By: /s/ Todd Ordal
Todd Ordal
Director

ITEM 8.  FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of FitLife Brands, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. FitLife Brands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FitLife Brands, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tarvaran Askelson & Company
Dana Point, California
April 14, 2016

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$1,532,550	$4,353,699
Accounts receivable, net	2,684,567	1,685,623
Security deposits	26,077	3,048
Inventory	4,790,301	2,284,922
Note receivable, current portion	16,517	-
Prepaid income tax	152,000	-
Prepaid expenses and other current assets	334,483	47,202
Total current assets	9,536,494	8,374,493

PROPERTY AND EQUIPMENT, net	226,804	3,107

Note receivable, net of current portion	52,695	-
Deferred Taxes	812,879	689,000
Intangibles assets, net	6,929,505	1,037,369
TOTAL ASSETS	$17,558,378	$10,103,970

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,363,906	$813,600
Accrued expenses and other liabilities	1,003,832	152,736
Litigation reserve	95,775	-
Income tax payable	-	40,000
Line of credit	1,490,305	437,089
Term loan agreement, current portion	525,589	507,031
Notes payable	54,036	-
Total current liabilities	6,533,443	1,950,456

LONG-TERM DEBT, net of current portion	914,138	1,439,799

TOTAL LIABILITIES	7,447,581	3,390,255

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized;
10,444,257 and 8,198,516 issued and outstanding
as of December 31, 2015 and December 31, 2014, respectively	104,443	81,985
Subscribed common stock	97	38
Treasury stock	(142,228)	-
Additional paid-in capital	30,963,122	26,280,388
Accumulated deficit	(20,814,637)	(19,648,697)
Total stockholders' equity	10,110,797	$6,713,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,558,378	$10,103,970

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenue	$17,931,464	$19,960,376
Total	17,931,464	19,960,376

Cost of Goods Sold	11,653,057	12,867,466
Gross Profit	6,278,407	7,092,910

OPERATING EXPENSES:
General and administrative	4,141,937	2,636,326
Selling and marketing	2,926,063	2,378,413
Depreciation and amortization	300,141	226,046
Total operating expenses	7,368,141	5,240,785
OPERATING INCOME (LOSS)	(1,089,734)	1,852,125

OTHER (INCOME) AND EXPENSES
Interest expense	90,410	94,667
Other expense (income)	13,768	(87,500)
Total other (income) expense	104,178	7,167

INCOME TAXES (BENEFIT)	(27,972)	171,355

NET INCOME (LOSS)	$(1,165,940)	$1,673,602

NET INCOME (LOSS) PER SHARE:
Basic	$(0.13)	$0.20

Diluted	$(0.13)	$0.20

Basic	8,677,433	8,180,428

Diluted	8,677,433	8,577,597

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Net income	$(1,165,940)	$1,673,602
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	300,141	226,046
Capitalization of select merger costs	(57,507)	-
Common stock issued (cancelled) for services	453,779	116,334
Warrants and options issued (cancelled) for services	-	32,679
Gain on write-up of investment	-	(137,500)
Intercompany transfer	(746,784)	-
Changes in operating assets and liabilities:	-
Accounts receivable	(116,269)	(425,735)
Inventory	(1,559,392)	467,713
Deferred tax asset	(66,565)	-
Prepaid income tax	(152,000)	-
Prepaid expenses	195,430	80,246
Note receivable	4,074	-
Deposits	1,060	-
Accounts payable	522,591	(391,295)
Accrued liabilities	(123,814)	(127,666)
Litigation reserve	95,775	-
Income tax payable	(40,000)	(8,000)
Net cash provided by (used in) operating activities	(2,455,421)	1,506,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,833)	(3,417)
Long-term investment	-	50,000
Repurchases of common stock	(398,209)	-
Net cash provided by (used in) investing activities	(411,042)	46,584

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	-
Payments for redemption of preferred stock	-	(15,459)
Repayments of note payable	(660,201)	(489,032)
Net cash provided by (used in) financing activities	(660,201)	(504,490)

INCREASE (DECREASE) IN CASH	(3,526,665)	1,048,520
CASH, BEGINNING OF PERIOD	5,059,215	3,305,179
CASH, END OF PERIOD	$1,532,550	$4,353,699

Supplemental disclosure operating activities

Cash paid for interest	$90,410	$94,667

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Preferred Stock						Additional
	Common Stock		Preferred A			Preferred B		Preferred C	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

DECEMBER 31, 2013	8,117,474	$81,175	-	$-	-	$-	-	$-	$26,049,722	$(21,322,299)	$4,808,598

Common stock issued for services	45,482	455							105,881		106,336

Common stock issued for settlement	35,560	356							82,144		82,500

Subscribed common stock	3,846	38							9,961		10,000

Options issued for services									32,679		32,679

Net income										1,673,602	1,673,602

DECEMBER 31, 2014	8,202,362	$82,024	-	$-	-	$-	-	$-	$26,280,388	$(19,648,697)	$6,713,714

Common stock issued for services	83,605	836							163,166		164,002

Common stock cancelled for services	(37,000)	(370)							(73,630)		(74,000)

Subscribed common stock	9,688	97							15,104		15,201

Common stock issued for merger consideration	2,315,644	23,156									23,156

Common stock repurchased and cancelled	(120,354)	(1,204)							(254,778)		(255,981)

Treasury stock											(142,228)

Purchase price merger accounting for combination with iSatori, Inc.									4,484,295		4,484,295

Options issued for services									315,741		315,741

Options vested during the period									32,838		32,838

Net income										(1,165,940)	(1,165,940)

DECEMBER 31, 2015	10,453,945	$104,540	-	$-	-	$-	-	$-	$30,963,122	$(20,814,637)	$10,110,797

	The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

NOTE 1.  DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company“) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products(TM) (“NDS“) (www.ndsnutrition.com), PMD(TM) (www.pmdsports.com), SirenLabs(TM) (www.sirenlabs.com), CoreActive(TM) (www.coreactivenutrition.com), and Metis Nutrition(TM) (www.metisnutrition.com) (together, “NDS Products“). With the consummation of the merger with iSatori, Inc. (“iSatori“) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger“), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), CT Fletcher, BioGenetic Laboratories, and Energize (together, “iSatori Products“).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC“) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS“).  The Company’s NDS Products are sold through NDS and the iSatori Products are sold through iSatori, a Delaware corporation and a wholly owned subsidiary of the Company.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTCBB market.

Recent Developments

iSatori Merger. On September 30, 2015, the Company consummated the Merger contemplated by the Agreement and Plan of Merger, dated May 18, 2015 (the “Merger Agreement“), among the Company, ISFL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub“), and iSatori, pursuant to which iSatori merged with and into Merger Sub, with iSatori surviving as a wholly-owned subsidiary of the Company.  The Merger was approved by iSatori shareholders at a special meeting held on September 29, 2015 and became effective on October 1, 2015 (the “Closing Date“).

In connection with the closing of the Merger, each share of iSatori common stock outstanding on the Closing Date became exchangeable for 0.1732 shares of the Company's common stock (the “Exchange Ratio“). In the event any iSatori shareholder would otherwise be entitled to a fractional share of the Company's common stock, the Company agreed to pay the value of those fractional interests in cash.The Company has issued a total of 2,315,644 shares of common stock and paid a total of $239 for remaining fractional interests to former iSatori shareholders in connection with the Merger.

Pursuant to the terms and conditions of the Merger Agreement, the Company increased the size of its Board of Directors (the “Board“) from five to seven members, appointed Stephen Adele, Chief Executive Officer of iSatori, to serve on the Board, and appointed two independent directors, Messrs. Seth Yakatan and Todd Ordal, each of whom were designated by iSatori, to the Board. Concurrently with these appointments, Dr. Fadi Aramouni resigned from the Board.

In addition to the foregoing, the Company secured an option to purchase, on or before December 31, 2015, almost 600,000 shares of the Company’s common stock, otherwise issuable to the two largest shareholders of iSatori, and secured a right of first refusal to purchase approximately 460,000 shares of the Company’s common stock issuable to a certain iSatori shareholder in the connection with the Merger. After careful consideration of many factors, including available cash resources, the Company’s Board of Directors elected not to exercise the purchase option prior to its expiration. The right of first refusal, however, remains outstanding.

On September 11, 2015, the Company loaned iSatori $750,000 pursuant to a Demand Promissory Note ("Note"), due and payable on demand after October 15, 2015 in the event the Merger was not consummated on or before such date.  The proceeds from the Note were to be used by iSatori for the payment, in the ordinary course of business, of payroll and accounts payable of iSatori pending consummation of the Merger.  The Note was deemed satisfied in full in connection with the Closing Date of the Merger and was included as an element of the total purchase price, which also included the assumption of outstanding debt of approximately $1.1 million and the issuance of approximately 2.3 million shares of Company common stock. In connection with the Merger, the Company also converted all issued and outstanding options and warrants of iSatori into options and warrants of FitLife in an amount equal to the number of iSatori options and warrants issued and outstanding multiplied by the Exchange Ratio, at an exercise equal to the original exercise price divided by the Exchange Ratio.  The treasury stock net equivalent of all issued and outstanding options and warrants were factored into the calculation of the final Exchange Ratio, the vast majority of which were and remain significantly out of the money.

At closing, in connection with adjustment provisions outlined in the Merger Agreement, iSatori established certain reserves and write-offs totaling approximately $1.8 million, which write-offs, together with the issuance of the Note and other variances of certain working capital accounts, resulted in a reduction of the Exchange Ratio under the terms of the Merger Agreement from 0.3000 to 0.1732 shares of common stock of the Company for each share of iSatori common stock issued and outstanding.

Share Repurchase Program.  On June 30, 2014, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month (the “Repurchase Program“). Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations.

As of April 12, 2016, the Company had repurchased an aggregate total of 206,187 shares of our common stock under the Repurchase Program at an average purchase price of $1.93 per share.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP“) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is derived from product sales. The Company recognizes revenue from product sales in accordance with Accounting Standards Codification (“ASC“) Topic 605 “Revenue Recognition in Financial Statements“ which assesses revenue upon: (i) the time customers are invoiced at shipping point provided title and risk of loss has passed to the customer, (ii) evidence of an arrangement exists, (iii) fees are contractually fixed or determinable, (iv) collection is reasonably assured through historical collection results and regular credit evaluations, and (v) there are no uncertainties regarding customer acceptance.

The Company offers discounts on sales to GNC franchises on many of its products.  Discounts are updated monthly and made available to all franchisees.  Revenue is recorded net of all discounts taken at the time of sale for all direct sales.  Indirect sales involve sales through GNC’s centralized distribution platform.  Fulfillment to franchisees from GNC’s distribution centers often spans several months and accounting periods after the initial indirect sale.  Given that the discount programs change monthly, it is impossible to predict with any certainty what discounts will be taken on which products and at what time.  As a result, the Company has historically booked gross revenue through the indirect channel upon shipment to GNC.  Discounts taken by franchisees upon fulfillment from GNC’s distribution center are billed back to the Company as a credit to a future invoice.  The Company accounted for these deductions (“Vendor Funded Discounts“) as a selling and marketing expense in the period that the deduction was taken by GNC.  Management believes this approach was the best way to match the expense to the timing of actual product fulfillment at the store level when the discounts are actually taken.  In an effort to ensure consistent accounting policies across all operating divisions after the acquisition of iSatori, the Company elected to modify its accounting policy for Vendor Funded Discounts.  Going forward, for all indirect distribution, the Company will estimate anticipated discounts at the time product is shipped to GNC’s distribution center(s) and recognize that estimate as a deduction from gross revenue at the time of shipment to GNC.  Actual discounts will be compared to the estimate each accounting period and adjusted as necessary. Total revenue and selling and marketing expense will be reduced by the amount of the estimate, and the new policy will have no effect on operating or net income.  Results of operations for the year ended December 31, 2015 and 2014, and the nine month period ended September 30, 2015 and 2014 were reported using the gross revenue approach.  The below pro forma presentation reconciles the reported financials based on gross revenue to the new accounting policy for Vendor Funded Discounts.

	Nine Months Ended		Year Ended
	September 30,		December 31,
Revenue	2015	2014	2015	2014
As reported, gross	$15,139,949	$17,812,097	$19,406,875	$19,960,376
Vendor Funded Discount	(1,063,312)	(263,833)	(1,475,411)	(380,571)
As revised, net	14,076,637	17,548,264	17,931,464	19,579,806

Gross profit
As reported, gross profit	6,124,103	6,450,964	7,753,818	7,092,909
As reported, gross margin	40.4%	36.2%	40.0%	35.5%
As revised, gross profit	5,060,791	6,187,131	6,278,407	6,712,338
As revised, gross margin	36.0%	35.3%	35.0%	34.3%

Selling & marketing expense
As reported	2,773,293	1,788,521	4,401,474	2,378,413
Vendor Funded Discount	(1,063,312)	(263,833)	(1,475,411)	(380,571)
As revised	1,709,981	1,524,688	2,926,063	1,997,842

Operating income	$714,806	$2,383,595	$(1,089,734)	1,852,124

The above pro forma presentation shows what revenue, gross profit, gross margin and selling and marketing expense would have been if the above stated revised accounting policy for Vendor Funded Discounts had been implemented as of January 1, 2014. Operating income and net income are not impacted by the change. Moreover, the results for the year ended December 31, 2015 will be reported under the new accounting policy.  As such, all "as reported" amounts for that period reflect what would have been reported had the new accounting policy not been implemented prior to the Company filing its yearly results for the year ended December 31, 2015.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables which, in the quarter ended September 30, 2015, increased due principally to the transition to GNC’s centralized distribution platform. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We maintain an insurance policy for iSatori Products for international shipments, which protects the Company in the event the international distributor does not or cannot remit payment. The Company recorded an expense of $32,148 related to bad debt and doubtful accounts during the year ended December 31, 2015, inclusive of a contra-expense of $3,645 for a received payment on a previously written off receivable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2015, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO“) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2015 and December 31, 2014, the value of the Company’s inventory was $4,790,301, of which $3,943,705 and $846,596 was related to NDS Products and iSatori Products, respectively, and $2,284,922, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48; Accounting For Uncertainty In Income Taxes - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2015, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in a bank located in Nebraska. The Federal Depository Insurance Corporation (“FDIC“) insures accounts up to $250,000.

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

Recent Accounting Pronouncements

                 None.

NOTE 4.  PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2015 and 2014 as follows:
	December 31,
	2015	2014
Prepaid Expenses	334,483	47,202
Total	$334,483	$47,202

NOTE 5.  INVENTORIES

The Company inventories as of December 31, 2015 and 2014 consists as follows:
	December 31,
	2015	2014
Finished goods	$3,381,973	$1,904,950
Components	1,408,328	379,972
Total	$4,790,301	$2,284,922

NOTE 6.  PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2015 and 2014 as follows:
	December 31,
	2015	2014
Equipment	$808,324	$289,169
Accumulated depreciation	$(581,520)	$(286,063)
Total	$226,804	$3,107

Depreciation expense was $29,830 for December 31, 2015 compared to $6,298 for December 31, 2014.

NOTE 7.  ACQUISITION

iSatori, Inc. On September 30, 2015, the Company consummated the Merger contemplated by the Merger Agreement, among the Company, Merger Sub, and iSatori, pursuant to which iSatori merged with and into Merger Sub, with iSatori surviving as a wholly-owned subsidiary of the Company.  The Merger was approved by iSatori shareholders at a special meeting held on September 29, 2015 and became effective on October 1, 2015.

In connection with the closing of the Merger, each share of iSatori common stock outstanding on the Closing Date became exchangeable for 0.1732 shares of the Company's common stock. In the event any iSatori shareholder would otherwise be entitled to a fractional share of the Company's common stock, the Company agreed to pay the value of those fractional interests in cash.

Pursuant to the terms and conditions of the Merger Agreement, the Company increased the size of the Board from five to seven members, appointed Stephen Adele, Chief Executive Officer of iSatori, to serve on the Board, and appointed two independent directors, Messrs. Seth Yakatan and Todd Ordal, each of whom were designated by iSatori, to the Board. Concurrently with these appointments, Dr. Fadi Aramouni resigned from the Board.

In addition to the foregoing, the Company secured an option to purchase, on or before December 31, 2015, almost 600,000 shares of the Company’s common stock, otherwise issuable to the two largest shareholders of iSatori, and secured a right of first refusal to purchase approximately 460,000 shares of the Company’s common stock issuable to a certain iSatori shareholder in the connection with the Merger. After careful consideration of many factors, including available cash resources, the Company’s Board of Directors elected not to exercise the purchase option prior to its expiration. The right of first refusal, however, remains outstanding.

On September 11, 2015, the Company loaned iSatori $750,000 pursuant to the Note, due and payable on demand after October 15, 2015 in the event the Merger was not consummated on or before such date.  The proceeds from the Note were to be used by iSatori for the payment, in the ordinary course of business, of payroll and accounts payable of iSatori pending consummation of the Merger.  The Note was deemed satisfied in full in connection with the Closing Date of the Merger and was included as an element of the total purchase price, which also included the assumption of outstanding debt of approximately $1.1 million and the issuance of approximately 2.3 million shares of Company common stock. In connection with the Merger, the Company also converted all issued and outstanding options and warrants of iSatori into options and warrants of FitLife in an amount equal to the number of iSatori options and warrants issued and outstanding multiplied by the Exchange Ratio, at an exercise equal to the original exercise price divided by the Exchange Ratio.  The treasury stock net equivalent of all issued and outstanding options and warrants were factored into the calculation of the final Exchange Ratio, the vast majority of which were and remain significantly out of the money.

At closing, in connection with adjustment provisions outlined in the Merger Agreement, iSatori established certain reserves and write-offs totaling approximately $1.8 million, which write-offs, together with the issuance of the Note and other variances of certain working capital accounts, resulted in a reduction of the Exchange Ratio under the terms of the Merger Agreement from 0.3000 to 0.1732 shares of common stock of the Company for each share of iSatori common stock issued and outstanding.

The fair value of consideration transferred on the date of acquisition consisted of the following:

Pre-closing note issued by iSatori and forgiven by FitLife at closing:	$750,000
Fair value of shares issued to iSatori shareholders:	$3,566,092
Fair value of replacement options and warrants issued to iSatori employees	$191,121
Capitalized S-4 costs	$57,507
Cash paid to shareholders of iSatori in lieu of fractional shares	$239
Total consideration	$4,564,959

               The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$705,516
Other current assets	$2,411,943
Property and equipment	$237,498
Intangible Assets	$2,022,507
Goodwill	$4,139,940
Other non-current assets	$57,314
Current liabilities	$(3,959,760)
Line of credit	$(1,050,000)
Total consideration	$4,564,959

The assessment of fair value is based on information available to management at the time the condensed consolidated financial statements were prepared and reflect the as recorded book value as management does not expect any material adjustments. The goodwill reflects future economic benefits expected to arise from the expanded presence in the nutritional supplement industry and notable increase in our distribution footprint both in-store and on-line. We do not expect to deduct goodwill for income tax purposes. The amount of goodwill will be periodically assessed and tested for impairment.  In the event fair value of the goodwill is exceeded by its carried value, the company will record an impairment expense.  Intangible assets include intellectual property, trade names and customer relationships with an estimated fair value of $868,000, $504,000 and $593,000, respectively, along with $57,507 in capitalized costs related to the preparation of the registration statement on Form S-4 in connection with the acquisition.  All such intangibles have an estimated useful life of 10 years after December 31, 2015.

The amortization expense for all intangible assets is grouped with the depreciation expense for the related reporting period, and reported in the Statements of Operations and the Statements of Cash Flows as “Depreciation and amortization“ expense. The Company calculates the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives.

The Company had total amortization expense of $270,311 and 219,748 for December 31, 2015 and December 31, 2014.

During the year ended December 31, 2015, the Company incurred transaction costs of $745,203 of which $57,507 were related the registration statement on Form S-4 and capitalized as an element of purchase price.  The remaining $687,696 was recorded as an operating expense.

The Company’s consolidated results of operations for the year ended December 31, 2015 include $1.4 million of revenues and a net loss of $(0.7) million associated with the operating results of iSatori from October 1, 2015 to December 31, 2015. These iSatori operating results include certain accelerated stock-based compensation.

The following unaudited pro forma information presents a summary of the Company’s combined results of operations for the year ended December 31, 2015 and 2014 as if the iSatori acquisition had occurred on January 1, 2014.  The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of the incremental costs incurred in integrating the businesses.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014
Total revenue	$24,842	$29,235
Income from continuing operations	(4,813)	503
Basic earnings per share from continuing operations	$(0.44)	$0.05
Diluted earnings per share from continuing operations	$(0.44)	$0.04

Revenue for the year ended December 31, 2014 excludes approximately $0.4 million from revenue as previously reported in connection with the accounting policy change for vendor funded discounts.

 NOTE 8.  INTELLECTUAL PROPERTY

During the fiscal year ended December 31, 2014 the Company wrote off the remaining balance of its investment in YogaEarth Group LLC (“YogaEarth“) and recorded a $50,000 expense in connection with the write off. Contemporaneously with the write off, the Company, YogaEarth and other third parties (collectively, the “Parties“) entered into a settlement agreement (the “Settlement“) related to prior investment activity and intellectual property development initiatives undertaken by the Parties. Under the terms of the Settlement, YogaEarth agreed to sell its 50% ownership position in the kaniwa protein extraction intellectual property (the “Kaniwa IP“) to the other Parties for the termination of certain equity rights and claims held by such parties in and against YogaEarth. Under the terms of the Settlement, the Company issued shares of its common stock with a fair market value of $84,500 to the third parties in exchange for their 37.5% of the Kaniwa IP, resulting in the Company owning 100% of the Kaniwa IP. The Company booked the $220,000 implied value of the Kainwa IP to intangible assets, net and recorded a gain on the transaction of $137,500. Following the execution of the Settlement, the Company filed a patent application with the USPTO for the Kaniwa IP. On December 22, 2014, the USPTO notified the Company that its claims under the Kaniwa IP were not allowed. The Company filed a response with the USPTO on March 23, 2015. In July 2015, the Company received a Notice of Allowance from the USPTO regarding its claims for the Kaniwa IP. The Company anticipates the patent will issue sometime during the second or third quarter of 2016 and will otherwise pursue continuation claims related to the Kaniwa IP.

NOTE 9.  NOTE PAYABLES

Notes payable consist of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014 and May 15, 2015 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2016 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$1,490,305	$437,089
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	1,439,727	1,946,830
Notes payable for warehouse equipment	54,036
Total of notes payable and advances	2,984,068	2,383,919
Less current portion	(2,069,930)	(944,120)

Long-term portion	$914,138	$1,439,799

       As of December 31, 2015, NDS, the Company’s wholly owned subsidiary, was not in compliance with certain financial covenants in its existing five-year term loan and revolving line of credit with U.S. Bank (the “Bank”), principally due to certain non-cash and non-recurring Company expenses incurred in connection with the issuance of stock options to certain key employees during the year, and the Merger.  As disclosed in Note 16 – Subsequent Events in the notes to the financial statements included herein, the Company received a waiver for all covenant defaults on both the existing five-year term loan and revolving line of credit with the Bank for the year ended December 31, 2015. No consideration was paid or payable in connection with such waiver.  Receipt of the waiver for the current period notwithstanding, no assurances can be given with respect to either the Company’s ability to secure and maintain compliance with the covenants in future periods, or, in the event the Company is not compliant, that the Bank with provide a waiver of compliance for such covenants in future periods. In the event the Company is not in compliance with the covenants in future periods and the Bank fails to provide a waiver, declares the term loan or revolving line of credit to be in default, and terminates the term loan or the revolving line of credit, any amounts due the Bank at such time would become immediately due and payable.  In such event, our financial condition will be negatively affected, and such affect could be material.

NOTE 10.  EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 10,444,257 common shares were issued and outstanding as of December 31, 2015. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of December 31, 2015.

As of December 31, 2015, 9,688 shares of common stock were subscribed and 85,833 shares were held in treasury, reserved for cancellation.

Options

As of December 31, 2015, 902,205 options to purchase common stock of the Company were issued and outstanding, 590,000 of which were issued and outstanding prior to the acquisition of iSatori, 370,000 of which had an exercise price equal to $2.30 per share, 40,000 of which had an exercise price equal to $2.20 per share, 60,000 of which had an exercise price equal to $1.00 per share, and 120,000 of which had an exercise price of $0.90 per share. In connection with the acquisition of iSatori, the Company issued 312,205 options to former option holders in iSatori, of which 90,064 had an exercise price of $0.06 per share, 4,330 had an exercise price of $1.44 per share, 93,503 had an exercise price of $3.31 per share, 29,804 had an exercise price of $4.62 per share, 4,330 had an exercise price of $5.49 per share, 1,732 had an exercise price of $5.81 per share, 33,774 had an exercise price of $5.89 per share, 8,660 had an exercise price of $12.13 per share, 28,688 had an exercise price of $12.99 per share, and 17,320 had an exercise price of $14.43 per share. During the fiscal year ended December 31, 2015, the Company issued 370,000 options to management, key employees and members of the board of directors, for which it recorded an expense of $315,741. As indicated above, during the year ended December 31, 2015, the Company issued 312,205 options in connection with the acquisition of iSatori for which $191,121 was included as an element of the purchase price.

Warrants

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The Black Scholes option-pricing model was the best determinable value of the warrants that the Company “knew up front“ when issuing the warrants in accordance with Topic 505. Other than as expressly noted below, the warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model; provided, however, that in determining volatility the Company utilized the lesser of the 90-day volatility as reported by Bloomberg or other such nationally recognized provider of financial markets data and 40.0%.

As of December 31, 2015, 110,620 warrants to purchase common stock of the Company were issued and outstanding, of which 60,620 were assumed by the Company in connection with the acquisition of iSatori. Additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
17,320	$12.99	10/01/13	01/01/18	No
43,300	$12.99	07/16/13	07/16/18	No
25,000	$3.000	11/01/13	11/01/16	No
25,000	$2.000	11/01/13	11/01/16	No

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.9%
Weighted average expected life (in years)	1.7

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

The Company issued 83,605 shares of its common stock plus an additional 9,688 shares of common stock for services during the year ended December 31, 2015, for which it recorded an expense of $179,203 as compared to an expense of $116,334 for the year ended December 31, 2014. During the year ended December 31, 2015 the Company also cancelled 37,000 shares previously issued for services to a consultant, for which it recorded a contra-expense of $74,000.

2015

During the year ended December 31, 2015, the Company issued 2,408,937 shares of its common stock, consisting of (i) 2,315,644 shares issued to iSatori shareholders in connection with the Merger; (ii) 66,667 shares issued to employees for the fair value of services rendered; and (iii) 16,938 shares issued to members of the Board of Directors for the fair value of services rendered consistent with the Company’s Board compensation plan.  As of December 31, 2015, there were an additional 9,688 shares of common stock issuable to members of the Board of Directors for the fair value of services rendered consistent with the Company’s Board compensation plan. In addition to the above, during the year ended December 31, 2015 the Company cancelled 37,000 shares previously issued for services and bought back and subsequently cancelled 206,187 shares pursuant to the terms of its share Repurchase Program. During the fiscal year ended December 31, 2015, the Company issued 370,000 options to management, key employees and members of the board of directors, for which it recorded an expense of $315,741. In connection with the acquisition of iSatori, the Company issued 312,205 options to former option holders of iSatori for which $191,121 was included as an element of the purchase price. The Company did not issue any shares of its common stock to investors for cash during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company valued shares issued for services rendered based on the trading value of the stock at the time of grant.

2014

During the year ended December 31, 2014, the Company issued 81,042 shares of its common stock, consisting of (i) 33,334 shares issued to employees for the fair value of services rendered, (ii) 12,148 shares issued to members of the Board of Directors for the fair value of services rendered consistent with the Company’s Board compensation plan, and (iii) 35,560 shares issued to certain parties in connection with the Company’s settlement with YogaEarth that resulted in the Company owning 100% of the Kaniwa IP.  As of December 31, 2014, there were an additional 3,846 shares of common stock issuable to members of the Board of Directors for the fair value of services rendered consistent with the Company’s Board compensation plan. In addition to the above, during the year ended December 31, 2014 the Company issued 40,000 options to purchase common stock under the terms of the Company’s qualified plan. The Company did not cancel any shares of its common stock or issue any shares of its common stock to investors for cash during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company valued shares issued for services rendered based on the trading value of the stock at the time of grant.

NOTE 11.  INCOME TAXES

      The provision (benefit) for income taxes from continued operations for the years ended December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Current:
Federal AMT	$-	$24,354
State	-	147,000
	-	171,354
Deferred:
Federal	$5,074	$626,280
State	5,510	-
	10,584	626,280
Change in valuation allowance	(10,584)	(626,280)
Provision (benefit) for income taxes, net	$-	$171,354

      The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2015	2014
Statutory Federal Income Rate	35.00%	34.00%
State Income taxes and other	4.35%	7.09%
Federal AMT	0.00%	1.30%
Temporary differences	0.00%	0.22%
Permanent Items	1.62%	0.60%
Valuation Allowance	-42.22%	-34.00%
Return to Provision	1.25%	0.00%
Effective Tax Rate	0.00%	9.21%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	December 31,
	2015	2014
Inventory UNICAP	$41,401	$-
Allowance for Doubtful Accounts	162,849	-
Foreign tax credits	30,086	-
Share Based Compensation	39,485
Other	24,100	-
Property and equipment	16,712	-
Net operating loss carryforwards	7,666,946	6,602,000
Valuation allowance	(7,168,700)	(5,913,000)

Deferred income tax asset	812,879	689,000

Deferred expenses	(71,482)	-
Other	(52,397)	-

Deferred income tax liability	(123,879)	-

Net deferred tax asset	$689,000	$689,000

The Company has net operating loss carryforwards of approximately $22,400,000 for federal purposes available to offset future taxable income through 2035 and 2.298,000 for State of Colorado purposes which expire in various years through 2035, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2012, expectations of taxable income necessitated a reduction in the valuation allowance and a restoration of $689,000 of deferred tax assets related to net operating losses expected to be utilized in the next 12 months. At December 31, 2015, the Company continues to maintain the deferred tax asset of $689,000.

NOTE 12.  FAIR VALUE MEASUREMENTS

The Company immediately adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2015, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Valuation Hierarchy

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●
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

●
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
Assets
Cash	$	1,532,550		1,532,550
Intangible assets			6,929,505	6,929,505
	$	1,532,550	6,929,505	8,462,055

NOTE 13.  COMMITMENTS AND CONTINGENCIES

For the period ended December 31, 2015 the Company accrued a litigation reserve of $90,000 related to the proposition 65 legal proceeding.  The parties had agreed to a Consent Judgement, which remained subject to a court approval.  The court approved the Consent Judgement on April 12, 2016 with payment due April 19, 2016.

NOTE 14.  RELATED PARTY TRANSACTIONS

The Company did not have any related party transactions as of December 31, 2015.

NOTE 15.  NET INCOME / (LOSS) PER SHARE

Basic income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average fully diluted number of shares of common stock outstanding during the period. For the year ended December 31, 2015, the following potential shares of common stock were excluded in the number of shares of common stock outstanding for the calculation of diluted income per share. For the year ended December 31, 2014, the following potential shares of common stock were included in the number of the shares of common stock outstanding for the calculation of diluted income per share.

	December 31,
	2015	2014
Warrants	98,742	188,391
Options	614,607	208,778
Preferred Stock (as converted)	-	-
Total	713,349	397,169

The following table represents the computation of basic and diluted losses per share at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Net income (losses) available for common shareholders	(1,165,940)	1,673,602

Basic weighted average common shares outstanding	8,677,433	8,180,428
Basic income (loss) per share	(0.13)	0.20
Diluted weighted average common shares outstanding	8,677,433	8,577,597
Diluted income (loss) per share	(0.13)	0.20

Net loss per share is based upon the weighted average shares of common stock outstanding.

 NOTE 16.  SUBSEQUENT EVENTS

On or around April 12, 2016, the hearing to approve the Consent Judgement was heard before the Superior Court of California, County of Alameda, regarding the proposition 65 legal proceeding.  The settlement was approved and provides for a payment of $90,000 by the Company by April 19, 2016.

On April 14, 2016, the Company received a waiver of compliance for certain financial covenants in its existing five-year term loan and revolving line of credit with the Bank for the current period ended December 31, 2016.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on March 30, 2016 and determined that no additional subsequent events occurred.