Form 10-K/A
period 2015-12-31
FITLIFE BRANDS, INC.
filed 2016-04-29
CIK 1374328

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Common Stock, $0.01 Par Value

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

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 29, 2016, there were 10,368,112 shares of common stock, $0.01 par value per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of FitLife Brands, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016 (the “Original Filing”). The sole purpose of this Amendment is to include information previously omitted from Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and the exhibit list of the Original Filing have been amended and restated in their entirety.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

FITLIFE BRANDS, INC.
ANNUAL REPORT ON FORM 10-K/A

-i-

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

Name	Age	Title
John Wilson	51	Chief Executive Officer, President, Director
Michael Abrams	46	Chief Financial Officer, Director
Jenna Sinnett	41	Chief Operating Officer
Stephen Adelé	42	Chief Marketing Officer, Director
Lewis Jaffe	58	Director, Chairman
Grant Dawson	46	Director
Seth Yakatan	45	Director
Todd Ordal	57	Director

Each of the Company’s executive officers and directors will hold office until their successors are duly elected and qualified.  The background and principal occupations of each officer and director are as follows:

John S. Wilson has served as the Company’s Chief Executive Officer, President, and as a Director since 2009. Prior to joining the Company, Mr. Wilson gained invaluable experience during his 18 year career at both The Coca-Cola Company and Coca-Cola Enterprises, during which Mr. Wilson was responsible for negotiating exclusive bottling agreements with national customers on behalf of all seventy-three of the Coca-Cola Bottlers in the United States. Mr. Wilson holds a Master of Business Administration degree from St. Louis University.

The Company’s Nominating and Corporate Governance Committee believes Mr. Wilson's extensive experience with a Fortune 500 company involved in managing distribution relationships, and his success at growing the Company's revenue since joining the Company as Chief Executive Officer in 2009, provides substantial value to the Board of Directors.

Michael S. Abrams has serves as a Director of the Company since 2010, and as the Company’s Chief Financial Officer since 2013. Mr. Abrams is also currently a partner at Burnham Hill Capital Group, a New York-based financial advisory, consulting, investment and merchant-banking firm he joined in August of 2003. Mr. Abrams currently serves on the Board of Directors of QuantRX Biomedical, Inc. (OTC Pink: QTXB). He holds a Masters of Business Administration with Honors from the Booth School of Business at the University of Chicago.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Abrams' broad experience in corporate finance, including investment banking, his experience as a finance executive working with public companies, as well as his experience restructuring the Company, provides necessary and relevant experience to the Board of Directors in its deliberations.

Jenna Sinnett has served as the Company’s Chief Operating Officer since October 2015, and has held various positions within the Company since January 2008. From 2008 until December 2011, Ms. Sinnett served as the director of product development for NDS Nutrition, one of the Company’s wholly owned subsidiaries, and from January 2012 until December 2012, she served as Vice-President, Supply Chain, then as Executive Vice-President of Operations for the Company from January 2013 until October 2015. Ms. Sinnett holds a B.S. in Kinesiology and Exercise Science, and a M.S. in Exercise Science from the University of Nebraska at Omaha.

Stephen Adelé has served a Director since September 2015, and, since April 2012, has served as Chief Executive Officer of iSatori, Inc., the Company’s recently acquired, wholly owned subsidiary. Mr. Adelé founded iSatori Technologies, Inc., a predecessor to iSatori (“iSatori Tech”), in 2001 and served as its President and Chief Executive Officer until the completion of the Company’s acquisition of iSatori. Prior to founding iSatori Tech., Mr. Adelé served as vice president for Experimental and Applied Sciences from April 1995 to May 2000. Mr. Adelé earned his bachelor’s degree in finance, with a minor in international studies, from the University of Colorado. Mr. Adelé is the author of several books on fitness, nutrition and wellness and has published numerous articles on these topics. As the CEO of iSatori, he was named a finalist for Entrepreneur of the Year by Ernst & Young in 2006 and 2007, named a finalist for “Best Boss in America” by Fortune magazine, won the prestigious Gold Award for growth in small businesses by Nutrition Business Journal, was named Outstanding Young Coloradoan in 2009 and was nominated for Outstanding Young American in 2010.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Adelé provides the Board with critical guidance and insight as the Company integrates iSatori’s business within its existing business model. Mr. Adelé also brings an extensive knowledge and understanding of the fitness and supplement industry to the Board.

Lewis Jaffe has served as a Director since 2010, and is currently the Chairman of the Company’s Board of Directors. Mr. Jaffe is the Chief Executive Officer of Movio, a high speed, mobile movie and content downloading service and application. Prior to Movio, Mr. Jaffe was a principal at Jaffe & Associates (“J&A”), a consulting and advisory firm that provides strategic and tactical planning to mid-market companies and CEO coaching to their executives. Prior to 2009, Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc., where he served from 2006 to 2008. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and was also previously a Managing Director of Arthur Andersen. Mr. Jaffe is a graduate of the Stanford Business School Executive Program, and holds a Bachelor of Science from LaSalle University. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Jaffe’s experience as a CEO of both public and private companies and consultant providing strategic and tactical planning to public companies provides FitLife with a depth of knowledge, systems and best practices.  His experience is invaluable on the strategic and operations side of FitLife’s business and Mr. Jaffe is FitLife’s corporate governance expert.  He adds significant value to the board of directors and management as FitLife executes its business plan.

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

The Company’s Nominating and Corporate Governance Committee believes that Mr. Dawson’s extensive expertise and knowledge regarding corporate finance and investment banking matters, as well as corporate governance, provides the Company with valuable insight following the Company’s recent capital recapitalization, and will assist the Company as it builds a long-term, sustainable long-term capital structure.

Seth Yakatan has served a Director since September 2015, and has served as Vice President of Business Development for Invion, Ltd. (ASX: IVX) since August 2012 and a Partner of Katan Associates, Inc., a corporate strategy and finance advisory group, since April 2001. Prior to joining the Company’s Board of Directors, Mr. Yakatan served as a director for iSatori, Inc. from September 2014 until the completion of the Company’s acquisition of iSatori. Prior to founding Katan Associates, Inc. in 2001, Mr. Yakatan worked in merchant banking at the Union Bank of California, N.A., in the Specialized Lending Media and Telecommunications Group, and as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management. Mr. Yakatan holds an MBA in Finance from the University of California, Irvine, and a BA in History and Public Affairs from the University of Denver.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Yakatan’s 24 years of experience as a life sciences business development and corporate finance professional, including actively supporting small cap and major companies in achieving corporate, financing, and asset monetization objectives, provides the Board with valuable guidance and expertise based on his extensive knowledge and understanding of banking matters.

Todd Ordal has served a Director since September 2015, and is the President and founder of Applied Strategy, LLC, a private consulting company founded in 2003 and providing consulting and coaching services to chief executive officers and other executives around the word. Prior to joining the Company’s Board of Directors, Mr. Ordal served as a director for iSatori, Inc. from April 2012 until the completion of the Company’s acquisition of iSatori. Before founding Applied Strategy, LLC, Mr. Ordal served as Chief Executive Officer of Dore Achievement Centers from December 2002 until November 2004, and President and Chief Executive Officer of Classic Sports Companies from January 2001 until December 2002. Prior to Classic Sport Companies, Mr. Ordal served as a Division President for Kinko's Service Corporation where he had accountability for $500,000,000 in revenue, 300 stores and 7,000 people, and as a member of the board of directors for Kinko's from July 1992 until July 1997. He has also served on several non-profit boards and boards of advisors. Mr. Ordal received his bachelors in psychology from Morehead State University and his MBA from Regis University.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Ordal’s considerable experience with growing successful businesses, as well as his extensive knowledge and understanding of marketing and finance matters, will provide the Board with valuable guidance and insight.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any of the Company’s executive officers or directors during the past ten years.

Board Meetings

The Board held three meetings during the year ended December 31, 2015, supplemented by numerous additional discussions by and among a majority of the Board, and numerous actions effectuated by Unanimous Written Consent in lieu of a formal motion and vote during an official meeting. In 2015, all incumbent directors attended at least 75% of the aggregate number of meetings of the Board.

Independent Directors

The Board believes that a majority of its members should be independent directors. The Board has determined that, other than Messrs. Wilson, Abrams and Adelé, all of its current directors are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

Board Committees

            The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management. The Audit Committee currently consists of Grant Dawson (Chairman), Lewis Jaffe and Todd Ordal, each of whom is a non-management member of our Board of Directors. The Audit Committee met six times during the year ended December 31, 2015.

              The members of the Audit Committee each meet the independence standards established by the NASDAQ Stock Market and the U.S. Securities and Exchange Commission (the “SEC”) for audit committees. In addition, the Board has determined that Messrs. Dawson, Jaffe and Ordal each satisfy the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities on Messrs. Dawson, Jaffe and Ordal that are greater than those generally imposed on them as members of the Audit Committee and the Board, and their designations as audit committee financial experts does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The Compensation Committee currently consists of Lewis Jaffe (Chairman), Grant Dawson and Seth Yakatan, each of whom is a non-management member of our Board of Directors. We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002 and current SEC rules and regulations. The Compensation Committee met twice during the year ended December 31, 2015.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The current members of the Nominating and Corporate Governance committee are Lewis Jaffe (Chairman), Grant Dawson, Seth Yakatan and Stephen Adelé. We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002 and current SEC rules and regulations. The Nominating and Corporate Governance Committee met once during the year ended December 31, 2015.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing, except the following:

●	Mr. Dawson, a director, filed one late Form 4;
●	Mr. Yakatan, a director, filed one late Form 3;
●	Mr. Ordal, a director, filed one late Form 3; and
●	Mr. Adelé, a director, filed one late Form 3.

Code of Ethics and Business Conduct

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of conduct and ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K for December 31, 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2015 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)(1)	All Other Compensation ($)	Total ($)

John Wilson	2015	$400,192	$134,000	$64,001	$-	$598,193
CEO and Director	2014	$296,154	$76,335	$-	$9,152	$381,641

Michael Abrams	2015	$307,692	$-	$42,668	$-	$350,360
CFO and Director	2014	$250,084	$-	$-	$15,168	$265,252

Stephen Adelé (2)	2015	$227,250	$-	$-	$-	$227,250
CMO and Director	2014	$-	$-	$-	$-	$-

Jenna Sinnett (3)	2015	$151,393	$-	$85,335	$-	$236,728
COO	2014	$121,454	$-	$-	$-	$121,454

(1)
The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s common stock.

(2)
Prior to the acquisition of iSatori, Inc. by the Company in September 2015, Mr. Adelé was not previously employed by the Company. Amounts reported herein are for the portion of the year ended December 31, 2015 that Mr. Adelé was employed by the Company, and are not reflective of the amounts he would otherwise be entitled to if employed for a 12 month period.

(3)	Mr. Sinnett was appointed to serve as the Company’s Chief Operating Officer in October 2015, but has been employed by the Company since January 2008.

Employment Agreements

Mr. John Wilson currently serves as the Company’s Chief Executive Officer pursuant to the terms of an Employment Agreement by and between the Company and Mr. Wilson dated December 31, 2009 as amended on April 13, 2012, and further amended on July 1, 2014. The Employment Agreement provides that Mr. Wilson shall serve the Company in the capacity of its Chief Executive Officer through June 30, 2016, subject to standard terms and provisions consistent with agreements of such type.

Mr. Michael Abrams currently serves as the Company’s Chief Financial Officer pursuant to the terms of an employment agreement by and between the Company and Mr. Abrams, dated May 1, 2013. The Employment Agreement provides that Mr. Abrams shall serve the Company in the capacity of its Chief Financial Officer through May 31, 2016, subject to standard terms and provisions consistent with agreements of such type. Prior to May 1, 2013, Mr. Abrams served as the Company’s Chief Financial Officer pursuant to the terms of a Consulting Agreement for Services by and between the Company and Burnham Hill Advisors LLC (“BHA”), which agreement was terminated on May 8, 2013.

Mr. Adelé currently serves as the Company’s Chief Marketing Officer, as well as Chief Executive Officer of iSatori, pursuant to the terms of an Employment Agreement by and between the Company and Mr. Adelé dated September 30, 2015. The Employment Agreement provides that Mr. Adelé shall serve the Company, including iSatori, through September 30, 2018, subject to standard terms and provisions consistent with agreements of such type.

Compensation of Directors

We currently have seven directors, four of whom are considered independent. Our director compensation plan provides for the issuance of 2,500 shares of the Company's common stock upon appointment of any independent director.  In addition, each independent director receives $5,000 per quarter for service on the Board, the Chairman of the Board is paid an additional $5,000 per annum in addition to all other fees, and the chairman of each committee of the Board of Directors is paid $2,500 per annum in addition to all other fees.  The maximum amount that may be paid to any director for service on the Board of Directors in any calendar year is $25,000.

The table below summarizes the compensation paid to our independent directors for the fiscal year ended December 31, 2015:

	Fees earned or paid in cash (1)	Stock awards	Option awards (2)	Total
Name	($)	($)	($)	($)

Lewis Jaffe	$25,000	$-	$12,800	$37,800
Grant Dawson	$20,001	$-	$8,534	$28,535
Seth Yakatan (3)	$11,350	$	$-	$11,350
Todd Ordal (3)	$6,350	$-	$-	$6,350
Dr. Fadi Aramouni (4)	$15,001	$-	$8,534	$23,535

(1)
In an effort to conserve the Company’s cash, certain Board members have the option to receive stock awards in lieu of cash fees earned in respect of their annual retainers for service on the Board and its committees.  The stock awards vested immediately upon grant and were not subject to any further service by the directors. The amounts in this column represent the grant date fair value of the restricted stock awards granted during 2015 and is computed in accordance with FASB guidance, excluding the effect of estimated forfeitures.

(2)
Represents the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the director has the right to purchase, subject to vesting, shares of the Company’s common stock.

(3)	Messrs. Yakatan and Ordal joined the Company’s Board of Directors in September 2015.

(4)	Dr. Aramouni resigned from the Board in September 2015.

Stock Options and Warrants

The following table discloses outstanding stock option awards and warrants held by each of the Named Executive Officers as of December 31, 2015:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Wilson	33,333	16,667	$1.00	05/19/16
Chief Executive Officer and President	16,667	33,333	$0.90	04/13/17
	75,000	–	$2.30	02/23/20

Michael Abrams	3,333	6,667	$0.90	04/13/17
Chief Financial Officer and Director	16,667	33,333	$0.90	01/16/18
	50,000	–	$2.30	02/23/20

Stephen Adelé	55,898	–	$3.29	02/16/22
Chief Marketing Officer and Director

Jenna Sinnett	100,000	-	$2.30	02/23/20
Chief Operating Officer

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2015, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	597,795	$2.80	902,205

Equity compensation plans not approved by security holders:	-	-	-

Total	597,795	$2.80	902,205

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our common stock as of April 29, 2016, based on shares of common stock issued and outstanding on a fully diluted basis, which includes 10,368,112 shares of common stock, as well as options and warrants.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Owner (1)	Title of Class	Number of Shares Owned (2)	Percentage of Class

John Wilson (3) Chief Executive Officer, President, Director	Common Stock	689,076	6.54%

Michael Abrams (4) Chief Financial Officer, Director	Common Stock	452,000	4.31%

Jenna Sinnett (5) Chief Operating Officer	Common Stock	113,959	1.09%

Stephen Adelé (6) Chief Marketing Officer, Director	Common Stock	1,179,308	11.31%

Lewis Jaffe (7) Chairman	Common Stock	72,000	*

Grant Dawson (8) Director	Common Stock	33,712	*

Seth Yakatan (9) Director	Common Stock	58,633	*

Todd Ordal Director		5,490	*

All Officers and Directors as a group (8 persons)	Common Stock	2,604,178	23.89%

Jeffrey Greenblatt (10) 14 East 60th Street, Suite 600 New York, NY 10022	Common Stock	855,997	8.26%

Sudbury Capital Fund, LP (11) 878 S. Denton Tap Road, Suite 220 Coppell, TX 75019	Common Stock	772,965	7.46%
 ___________
* Less than 1%

(1)	Unless otherwise indicated, the address for each shareholder identified in the preceding table is c/o FitLife Brands, Inc., 509 S. 143rd Street, Suite 1, Omaha, NE 68137

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)
Includes: (i) options to purchase 50,000 shares of common stock, exercisable at $0.90 per share; (ii) options to purchase 50,000 shares of common stock, exercisable at $1.00 per share; and (iii) options to purchase 75,000 shares of common stock, exercisable at $2.30 per share.

(4)	Includes stock options to purchase 60,000 and 50,000 shares of common stock, exercisable at $0.90 and $2.30 per share, respectively.

(5)	Includes stock options to purchase 100,000 shares of common stock, exercisable $2.30 per share.

(6)	Includes stock options to purchase 55,898 shares of common stock, exercisable $3.29 per share.

(7)	Includes stock options to purchase 10,000 and 15,000 shares of common stock, exercisable at $0.90 per share and $2.30 per share, respectively.

(8)	Includes stock options to purchase 10,000 shares of common stock, exercisable at $2.30 per share.

(9)	Includes stock options to purchase 55,424 shares of common stock, exercisable at $0.01 per share.

(10)	Based on ownership information from Amendment No. 5 to Schedule 13G, filed by Jeffrey Greenblatt on April __, 2016.

(11)	Based on ownership information from Schedule 13G, filed by Sudbury Capital Fund, LP on February 12, 2016.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

iSatori Merger. On September 30, 2015, the Company consummated the merger contemplated by the Agreement and Plan of Merger, dated May 18, 2015, among the Company, ISFL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub“), and iSatori, pursuant to which iSatori merged with and into Merger Sub, with iSatori surviving as a wholly-owned subsidiary of the Company (the “Merger”).  The Merger was approved by iSatori shareholders at a special meeting held on September 29, 2015 and became effective on October 1, 2015 (the “Closing Date”).

In connection with the closing of the Merger, each share of iSatori common stock outstanding on the Closing Date became exchangeable for 0.1732 shares of the Company's common stock (the “Exchange Shares“). In the event any iSatori shareholder would otherwise be entitled to a fractional share of the Company's common stock, the Company agreed to pay the value of those fractional interests in cash.

Pursuant to the terms and conditions of the Merger Agreement, the Company increased the size of its Board of Directors (the “Board“) from five to seven members, appointed Stephen Adelé, Chief Executive Officer of iSatori, to serve on the Board, and appointed two independent directors, Messrs. Seth Yakatan and Todd Ordal, each of whom were designated by iSatori, to the Board. Concurrently with these appointments, Dr. Fadi Aramouni resigned from the Board.

In connection with the Merger, Messrs. Adele, Yakatan and Ordal each received Exchange Shares in exchange for previously outstanding shares of iSatori. On the Closing Date, Mr. Adelé received an aggregate total of 1,179,308 Exchange Shares, Mr. Yakatan received a total of 1,429 Exchange Shares and Mr. Ordal receive a total of 709 Exchange Shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Tarvaran, Askelson & Company for the audit of the Company’s financial statements for the years ended December 31, 2015 and 2014, as well as fees billed for other services rendered by Tarvaran, Askelson & Company.

	Year Ended December 31,
	2015	2014
Audit Fees (1)	$82,115	$71,900
Audit-Related Fees (2)	—	—
Tax Fees (3)	6,750	4,860
All Other Fees (4)	—	—

Total	$88,865	$76,760

(1)
Audit Fees include all services that are performed to comply with Generally Accepted Auditing Standards (“GAAS”). In addition, this category includes fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements, such as audits, quarterly reviews, attest services, statutory audits, comfort letters, consents, reports on an issuer’s internal controls, and review of documents to be filed with the SEC. Certain services, such as tax services and accounting consultations, may not be billed as audit services. To the extent that such services are necessary to comply with GAAS (i.e., tax accrual work), an appropriate allocation of those fees is in this category.

(2)
Audit-Related Fees include assurance and related services that are traditionally performed by an independent accountant such as employee benefit plan audits, due diligence related to mergers and acquisitions, accounting assistance and audits in connection with proposed or consummated acquisitions, and special assignments related to internal control reviews.

(3)	Tax Fees include all services performed by an accounting firm’s tax division except those related to the audit. Typical services include tax compliance, tax planning and tax advice.

(4)	All Other Fees include fees for any service not addressed in the other three categories above.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2015 fiscal year for filing with the SEC.

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

Registrant Date: April 29, 2016	FitLife Brands, Inc. /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President