Form 10-Q
period 2016-03-31
FITLIFE BRANDS, INC.
filed 2016-05-16
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4509 S. 143rd Street, Suite 1, Omaha, NE 68137
(Address of principal executive offices)

 (402) 884-1894
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2016
Common stock, $0.01 par value	10,408,264

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2016

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS:	March 31,	December 31,
	2016	2015

CURRENT ASSETS
Cash	$707,599	$1,532,550
Accounts receivable, net	5,217,809	2,684,567
Security deposits	25,448	26,077
Inventory	3,536,784	4,790,301
Note receivable, current portion	12,580	16,517
Prepaid income tax	77,000	152,000
Prepaid expenses and other current assets	297,012	334,483
Total current assets	9,874,232	9,536,494

PROPERTY AND EQUIPMENT, net	215,923	226,804

Note receivable, net of current portion	52,695	52,695
Deferred Taxes	689,000	812,879
Intangibles assets, net	6,824,005	6,929,505
TOTAL ASSETS	$17,655,856	$17,558,378

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,310,397	$3,363,906
Accrued expenses and other liabilities	901,610	1,003,832
Litigation Reserve	90,000	95,775
Income tax payable	-	-
Line of credit	2,010,305	1,490,305
Term loan agreement, current portion	530,333	525,589
Notes payable	49,546	54,036
Total current liabilities	5,892,190	6,533,443

LONG-TERM DEBT, net of current portion	779,718	914,138

TOTAL LIABILITIES	6,671,908	7,447,581

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized; 10,368,112 and 8,198,516 issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	103,681	104,443
Subscribed common stock	402	97
Treasury stock	-	(142,228)
Additional paid-in capital	30,880,348	30,963,122
Accumulated deficit	(20,000,483)	(20,814,637)
Total stockholders' equity	$10,983,947	$10,110,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,655,856	$17,558,378

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
	(Unaudited)
	2016	2015

Revenue	$7,882,953	$3,842,422
Total	7,882,953	3,842,422

Cost of Goods Sold	4,264,691	2,266,711
Gross Profit	3,618,262	1,575,711

OPERATING EXPENSES:
General and administrative	1,378,859	932,246
Selling and marketing	1,196,629	603,804
Depreciation and amortization	124,756	55,277
Total operating expenses	2,700,244	1,591,327
OPERATING INCOME (LOSS)	918,018	(15,616)

OTHER (INCOME) AND EXPENSES
Interest expense	29,429	20,648
Other expense (income)	(565)	-
Total other (income) expense	28,864	20,648

INCOME TAXES (BENEFIT)	75,000	6,000

NET INCOME (LOSS)	$814,154	$(42,263)

NET INCOME (LOSS) PER SHARE:
Basic	$0.08	$(0.01)

Diluted	$0.07	$(0.01)

Basic	10,385,890	8,184,126

Diluted	11,398,715	8,184,126

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	(Unaudited)
	2016	2015

Net income	$814,154	$(42,263)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	124,756	55,277
Capitalization of select merger costs	-	-
Common stock issued (cancelled) for services	43,831	402,411
Warrants and options issued (cancelled) for services	15,166	-
Gain on write-up of investment	-	-
Intercompany transfer	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,533,243)	(699,734)
Inventory	1,253,518	630,806
Deferred tax asset	123,879	-
Prepaid income tax	75,000	-
Prepaid expenses	37,471	(8,719)
Note receivable	3,936	-
Deposits	-	-
Accounts payable	(1,053,510)	43,845
Accrued liabilities	(102,222)	19,768
Litigation reserve	(5,775)	-
Income tax payable	-	6,000
Net cash provided by (used in) operating activities	(1,203,040)	407,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,772)	(2,214)
Long-term investment	2,027	-
Repurchases of common stock	-	(255,981)
Net cash provided by (used in) investing activities	(7,745)	(258,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	520,000	-
Payments for redemption of preferred stock	-	-
Repayments of note payable	(134,166)	(125,247)
Net cash provided by (used in) financing activities	385,834	(125,247)

INCREASE (DECREASE) IN CASH	(824,951)	23,948
CASH, BEGINNING OF PERIOD	1,532,550	4,353,699
CASH, END OF PERIOD	$707,599	$4,377,646

Supplemental disclosure operating activities

Cash paid for interest	$29,429	$20,648

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products(TM) (“NDS”) (www.ndsnutrition.com), PMD(TM) (www.pmdsports.com), SirenLabs(TM) (www.sirenlabs.com), CoreActive(TM) (www.coreactivenutrition.com), and Metis Nutrition(TM) (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), CT Fletcher, BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

iSatori Merger

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

In connection with the closing of the Merger, each share of iSatori common stock outstanding on the Closing Date became exchangeable for 0.1732 shares of the Company's common stock (the “Exchange Ratio“). In the event any iSatori shareholder would otherwise be entitled to a fractional share of the Company's common stock, the Company agreed to pay the value of those fractional interests in cash. The Company has issued a total of 2,315,644 shares of common stock and paid a total of $239 for remaining fractional interests to former iSatori shareholders in connection with the Merger.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

The Company offers discounts on sales to GNC franchises on many of its products.  Discounts are updated monthly and made available to all franchisees.  Revenue is recorded net of all discounts taken at the time of sale for all direct sales.  Indirect sales involve sales through GNC’s centralized distribution platform.  Fulfillment to franchisees from GNC’s distribution centers often spans several months and accounting periods after the initial indirect sale.  Given that the discount programs change monthly, it is impossible to predict with any certainty what discounts will be taken on which products and at what time.  As a result, the Company has historically booked gross revenue through the indirect channel upon shipment to GNC.  Discounts taken by franchisees upon fulfillment from GNC’s distribution center are billed back to the Company as a credit to a future invoice.  The Company accounted for these deductions (“Vendor Funded Discounts”) as a selling and marketing expense in the period that the deduction was taken by GNC.  Management believes this approach was the best way to match the expense to the timing of actual product fulfillment at the store level when the discounts are actually taken.  In an effort to ensure consistent accounting policies across all operating divisions after the acquisition of iSatori, the Company elected to modify its accounting policy for Vendor Funded Discounts.  Going forward, for all indirect distribution, the Company will estimate anticipated discounts at the time product is shipped to GNC’s distribution center(s) and recognize that estimate as a deduction from gross revenue at the time of shipment to GNC.  Actual discounts will be compared to the estimate each accounting period and adjusted as necessary. Total revenue and selling and marketing expense will be reduced by the amount of the estimate, and the new policy will have no effect on operating or net income.  Results of operations for the year ended December 31, 2014, and the nine month periods ended September 30, 2015 and 2014 were reported using the previous gross revenue approach, while results from operations for the year ended December 31, 2015 and quarter ended March 31, 2016 were reported using the new accounting policy for Vendor Funded Discounts.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $0 related to bad debt and doubtful accounts during the quarter ended March 31, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At March 31, 2016 and December 31, 2015, the value of the Company’s inventory was $3,536,784 and $4,790,301, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2016, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Finished goods	$2,554,692	$3,381,973
Components	982,092	1,408,328
Total	$3,536,784	$4,790,301

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Equipment	$816,070	$808,324
Accumulated depreciation	(600,147)	(581,520)
Total	$215,923	$226,804

Depreciation and amortization expense for the three months ended March 31, 2016 was $124,756 as compared to $55,277 for the three month period ended March 31, 2015.

NOTE 6 - INTELLECTUAL PROPERTY

During the fiscal year ended December 31, 2014 the Company wrote off the remaining balance of its investment in YogaEarth Group LLC (“YogaEarth”) and recorded a $50,000 expense in connection with the write off. Contemporaneously with the write off, the Company, YogaEarth and other third parties (collectively, the “Parties”) entered into a settlement agreement (the “Settlement”) related to prior investment activity and intellectual property development initiatives undertaken by the Parties. Under the terms of the Settlement, YogaEarth agreed to sell its 50% ownership position in the kaniwa protein extraction intellectual property (the “Kaniwa IP”) to the other Parties for the termination of certain equity rights and claims held by such parties in and against YogaEarth. Under the terms of the Settlement, the Company issued shares of its common stock with a fair market value of $84,500 to the third parties in exchange for their 37.5% of the Kaniwa IP, resulting in the Company owning 100% of the Kaniwa IP. The Company booked the $220,000 implied value of the Kainwa IP to intangible assets, net and recorded a gain on the transaction of $137,500. On December 22, 2014, the USPTO notified the Company that its claims under the Kaniwa IP were not allowed. The Company filed a response with the USPTO on March 23, 2015. In July 2015, the Company received a Notice of Allowance from the USPTO regarding its claims for the Kaniwa IP. On April 19, the Company received confirmation from the USPTO that the patent related to the Kaniwa IP was issued.

NOTE 7 – NOTE PAYABLES

Notes payable consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014 and May 15, 2015 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2016 and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.	$2,010,305	$1,490,305
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	1,310,051	1,439,727
Notes payable for warehouse equipment	49,546	54,036
Total of notes payable and advances	3,369,902	2,984,068
Less current portion	(2,590,184)	(2,069,930)

Long-term portion	$779,718	$914,138

As of March 31, 2016, NDS, the Company’s wholly owned subsidiary, was not in compliance with certain financial covenants in its existing five-year term loan and revolving line of credit with U.S. Bank (the “Bank”), principally due to certain non-cash and non-recurring Company expenses incurred in connection with the issuance of stock options to certain key employees during the year, and the Merger.  As disclosed in Note 13 – Subsequent Events in the notes to the financial statements included herein, the Company received a waiver for all covenant defaults on both the existing five-year term loan and revolving line of credit with the Bank for the quarter ended March 31, 2016. No consideration was paid or payable in connection with such waiver.  Receipt of the waiver for the current period notwithstanding, no assurances can be given with respect to either the Company’s ability to secure and maintain compliance with the covenants in future periods, or, in the event the Company is not compliant, that the Bank with provide a waiver of compliance for such covenants in future periods. In the event the Company is not in compliance with the covenants in future periods and the Bank fails to provide a waiver, declares the term loan or revolving line of credit to be in default, and terminates the term loan or the revolving line of credit, any amounts due the Bank at such time would become immediately due and payable.  In such event, our financial condition will be negatively affected, and such affect could be material.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

NOTE 9 - RELATED PARTY TRANSACTIONS

None.

NOTE 10 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended March 31, 2016 included 10,385,890 shares of common stock, 110,620 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 902,205 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended March 31, 2016 and 2015.

	March 31, 2016	March 31, 2015
Income / (Losses) available for common shareholders	$814,154	$(42,263)

Basic weighted average common shares outstanding	10,385,890	8,184,126
Basic income / (loss) per share	$0.08	$(0.01)

Diluted weighted average common shares outstanding	11,398,715	8,184,126
Diluted income / (loss) per share	$0.07	$(0.01)

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150.0 million shares of common stock, $$0.01 par value, of which 10,368,112 common shares were issued and outstanding as of March 31, 2016. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of March 31, 2016.

As of March 31, 2016, 40,152 shares of common stock were subscribed, and zero shares were held in treasury and reserved for cancellation.

Options

As of March 31, 2016, 902,205 options to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table.

					Original
Issued	Exercise Price	Issuance Date	Expiration Date	Vesting	Issuance
34,640	$0.06	04/03/15	04/03/25	No	iSatori
55,424	$0.06	09/29/15	09/29/25	No	iSatori
70,000	$0.90	04/13/12	04/13/17	No	FitLife
50,000	$0.90	01/16/13	01/16/18	No	FitLife
50,000	$1.00	05/19/11	05/19/16	No	FitLife
10,000	$1.00	03/04/13	03/04/18	No	FitLife
4,330	$1.44	09/29/15	09/29/25	No	iSatori
40,000	$2.20	04/11/14	04/11/19	No	FitLife
370,000	$2.30	02/23/15	02/23/20	No	FitLife
93,503	$3.31	02/16/12	02/16/22	No	iSatori
29,804	$4.62	05/13/15	05/13/25	Yes	iSatori
4,330	$5.49	04/08/15	04/08/25	No	iSatori
1,732	$5.81	03/05/15	03/05/25	No	iSatori
33,774	$5.89	03/23/15	03/23/25	Yes	iSatori
8,660	$12.13	09/17/13	09/17/23	Yes	iSatori
21,650	$12.99	09/06/12	09/05/17	No	iSatori
7,038	$12.99	11/14/12	09/27/22	No	iSatori
17,320	$14.43	01/16/13	11/30/22	No	iSatori
902,205

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

As of March 31, 2016, 110,620 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Issued	Exercise Price	Issuance Date	Expiration Date	Vesting
17,320	$12.99	10/01/13	01/01/18	No
43,300	$12.99	07/16/13	07/16/18	No
25,000	$3.000	11/01/13	11/01/16	No
25,000	$2.000	11/01/13	11/01/16	No
110,620

Expected Dividend Yield	0.0%
Volatility	40.0%
Weighted average risk free interest rate	0.7%
Weighted average expected life (in years)	1.4

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred. During the quarter ended March 31, 2016, the Company issued (i) 6,819 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $7,501 for the fair value of services rendered, and (ii) 33,333 shares of common stock for services rendered by the Chief Executive Officer subject to time-based vesting that vested during the quarter, for which the Company recorded an expense of $36,330.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended March 31, 2016 and the year ended December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
Current:
Federal AMT	$15,000	$-
State	60,000	-
	75,000	-
Deferred:
Federal	$(289,918)	$5,074
State	(39,397)	5,510
	(329,315)	10,584
Change in valuation allowance	329,315	(10,584)
Provision (benefit) for income taxes, net	$75,000	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	March 31, 2016	December 31, 2015
Inventory UNICAP	$41,401	$41,401
Allowance for Doubtful Accounts	163,012	162,849
Foreign tax credits	30,086	30,086
Share Based Compensation	39,485	39,485
Other	398	24,100
Property and equipment	16,712	16,712
Net operating loss carryforwards	7,614,810	7,666,946
Valuation allowance	(7,093,025)	(7,168,700)

Deferred income tax asset	812,879	812,879

Deferred expenses	(71,482)	(71,482)
Other	(52,397)	(52,397)

Deferred income tax liability	(123,879)	(123,879)

Net deferred tax asset	$689,000	$689,000

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

               ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended of quarter ended March 31, 2016 and year ended December 31, 2015, expectations of taxable income necessitated a reduction in the valuation allowance and a restoration of $689,000 of deferred tax assets related to net operating losses expected to be utilized in the next 12 months.  At March 31, 2016, the Company continues to maintain the deferred tax asset of $689,000.

NOTE 13 – SUBSEQUENT EVENTS

Settlement of ERC Matter

On September 26, 2014, Environmental Research Center, Inc., a California non-profit corporation (“ERC”) issued a 60-day notice (“Notice”) of intent to file suit against ourselves and NDS Nutrition Products, Inc. (“NDS”) for alleged labeling violations of California Health & Safety Code Sec. 25249.5 et seq., commonly referred to as “Proposition 65”.  After months of negotiations, ERC sent the Company its demand for $300,000 in fines and fees in September of 2015.  ERC filed suit on October 22, 2015, but did not serve the Company with requisite notice until December 2015. The parties reached a settlement for $90,000 and executed a Consent Judgment on December 31, 2015.  The hearing to approve the Consent Judgment was heard before the Superior Court of California, County of Alameda, on April 12, 2016.  The settlement was approved, and the Company paid $90,000 in settlement on April 18, 2016.

Waiver of Term-Loan Covenants

On or around May 12, 2016, the Company received a waiver of compliance for certain financial covenants in its existing five-year term loan and revolving line of credit with the Bank for the current period ended March 31, 2016.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition Products(TM) (“NDS”) (www.ndsnutrition.com), PMD(TM) (www.pmdsports.com), SirenLabs(TM) (www.sirenlabs.com), CoreActive(TM) (www.coreactivenutrition.com), and Metis Nutrition(TM) (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), CT Fletcher, BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

 Net Sales.  Revenue for the three months ended March 31, 2016 increased 105.2% to $7,882,953 as compared to $3,842,422 for the three months ended March 31, 2015. The increase in total revenue for the three month period ended March 31, 2016 was driven by continued improvement in sales of product through GNC, and the addition of revenue attributable to iSatori Products, which contributed $2,619,535 in total revenue during the quarter ended March 31, 2016. Excluding the impact of iSatori, revenue for the three month period ended March 31, 2016 increased 37.0% from $3.8 million to $5.3 million.

The Company continually reformulates and introduces new products, as well as seeks to increase both the number of stores and number of approved products that can be sold within the GNC franchise system that comprise its domestic and international distribution footprint and, while no assurances can be given, anticipates that such efforts together with anticipated sales growth attributable to iSatori Products will continue to drive future revenue growth.  While currently not a material component of revenue, management anticipates that continued international expansion within the GNC franchise system, as well as the introduction of new NDS Products and iSatori Products will also contribute to future growth.

 Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2016 increased to $4,264,691 as compared to $2,266,711 for the three months ended March 31, 2015.  The increase during the three month period was primarily attributable to increased sales volumes including sales of iSatori products, as discussed above, as well as higher gross margins driven by continued cost cutting initiatives.

General and Administrative Expense.   General and administrative expense for the three months ended March 31, 2016 increased to $1,378,859 as compared to $932,246 for the three months ended March 31, 2015. This increase is principally attributable to the addition of iSatori as a wholly-owned subsidiary. Excluding the impact of iSatori, general and administrative expense for the three months ended March 31, 2016 decreased 24.8% from $0.9 million to $0.7 million. Although no assurances can be given, as we continue to integrate the operations of iSatori, we anticipate a reduction in total general and administrative expense as a percentage of total revenue.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2016 increased to $1,196,629, as compared to $603,804 for the three months ended March 31, 2015. The change in selling and marketing expense for the three-month period ended March 31, 2016 is principally attributable to the addition of iSatori, which amounted for $0.6 million of the total selling and marketing expense. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a lower rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2016 increased to $124,756 as compared to $55,277 for the three months ended March 31, 2015.

Net Income/(Loss).  We generated a profit of $814,154 for the three months ended March 31, 2016 as compared to a loss of $(42,263) for the three months ended March 31, 2015. The period over period increase was principally attributable to increased sales volume of NDS products, sales of iSatori products and higher gross margins.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the quarter ended March 31, 2016. The anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash used by operating activities for the three months ended March 31, 2016 was $(1,203,040), as compared to cash provided by operating activities of $407,391 for the three months ended March 31, 2015. The decrease is attributable to increased accounts receivables and inventories balances due, in part, to the addition of iSatori operations and sales, as well as variations in certain working capital accounts consistent with normal business practices and outcomes. Net working capital decreased to $4,057,042 as of the quarter ended March 31, 2016 compared to $7,137,394 as of March 31, 2015.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the three months ended March 31, 2016 was $(7,745) as compared to $(258,196) provided by investing activities for the three months ended March 31, 2015.  The primary difference was related to a temporary reduction in activity related to the Company’s stock buyback program.

Cash Provided by/(Used in) Financing Activities.   Our cash used in financing activities for the three months ended March 31, 2016 was $385,834, as compared to $(125,247) cash used in financing activities during the three months ended March 31, 2015. We drew down less than $500,000 during quarter ended March 31, 2016 on our existing line of credit with U.S. Bank, which we expect to pay back soon, in addition to repayment of principal under the Company’s existing term loan with U.S. Bank in both periods.

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

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2016. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2015.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 26, 2014, Environmental Research Center, Inc., a California non-profit corporation (“ERC”) issued a 60-day notice (“Notice”) of intent to file suit against ourselves and NDS Nutrition Products, Inc. (“NDS”) for alleged labeling violations of California Health & Safety Code Sec. 25249.5 et seq., commonly referred to as “Proposition 65”.  After months of negotiations, ERC sent the Company its demand for $300,000 in fines and fees in September of 2015.  ERC filed suit on October 22, 2015, but did not serve the Company with requisite notice until December 2015. The parties reached a settlement for $90,000 and executed a Consent Judgment on December 31, 2015.  The hearing to approve the Consent Judgment was heard before the Superior Court of California, County of Alameda, on April 12, 2016.  The settlement was approved, and the Company paid $90,000 in settlement on April 18, 2016.

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

On October 27, 2015, the Company filed a declaratory judgment in the U.S. District Court for the District of Nebraska, captioned Fitlife Brands, Inc. v. Met-Rx Substrate Technology, Inc., Case No. 8:15-cv-00388, seeking a declaration that its METIS NUTRITION trademark was not likely to cause confusion with various MET-RX trademarks owned by Met-Rx Substrate Technology, Inc. (“Met-Rx”).  This dispute originally began as an action in front of the U.S. Patent and Trademark Office (“USPTO”) when the Company first filed for the METIS NUTRITION trademark, and Met-Rx filed a Notice of Opposition to the Company’s application, arguing that the METIS NUTRITION mark was likely to cause confusion with various MET-RX trademarks owned by Met-Rx.  At the Company’s request, the USPTO stayed the matter, and the Company initiated the current proceeding.  On April 18, 2016, Met-Rx answered the Company’s Complaint, and also brought a Counterclaim seeking injunctive relief and damages due to alleged trademark infringement, false designation of origin, trademark dilution, common law unfair competition and common law passing off.  The Company disputes the allegations contained in the Counterclaim and does not believe there is any likelihood of confusion between the two marks.  Discovery should begin in the near future.

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

ITEM 1A. RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended March 31, 2016, the Company did not repurchase any shares of its common stock. The Company’s Repurchase Program authorizes the Company to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations.

As of May 12, 2016, the Company had repurchased an aggregate total of 206,187 shares of our common stock under the Repurchase Program, at an average purchase price of $1.93 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2016.

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

Registrant Date: May 16, 2016	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: May 16, 2016	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)