Form 10-Q
period 2016-06-30
FITLIFE BRANDS, INC.
filed 2016-08-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common stock, $0.01 par value	10,413,621

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2016

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	June 30,	December 31,
	2016	2015

CURRENT ASSETS
Cash	$1,940,117	$1,532,550
Accounts receivable, net	6,382,159	2,684,567
Security deposits	24,992	26,077
Inventory	3,649,240	4,790,301
Note receivable, current portion	11,032	16,517
Prepaid income tax	1,000	152,000
Prepaid expenses and other current assets	197,402	334,483
Total current assets	12,205,942	9,536,494

PROPERTY AND EQUIPMENT, net	207,730	226,804

Note receivable, net of current portion	52,695	52,695
Deferred Taxes	689,000	812,879
Intangibles assets, net	6,718,505	6,929,505
TOTAL ASSETS	$19,873,872	$17,558,378

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,700,266	$3,363,906
Accrued expenses and other liabilities	818,135	1,003,832
Litigation Reserve	-	95,775
Income tax payable	38,000	-
Line of credit	2,010,305	1,490,305
Term loan agreement, current portion	535,121	525,589
Notes payable	45,019	54,036
Total current liabilities	7,146,846	6,533,443

LONG-TERM DEBT, net of current portion	644,172	914,138

TOTAL LIABILITIES	7,791,017	7,447,581

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized;
10,408,264 and 10,444,357 issued and outstanding
as of June 30, 2016 and December 31, 2015, respectively	104,083	104,443
Subscribed common stock	54	97
Treasury stock	-	(142,228)
Additional paid-in capital	30,900,166	30,963,122
Accumulated deficit	(18,921,447)	(20,814,637)
Total stockholders' equity	$12,082,855	$10,110,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,873,872	$17,558,378

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Revenue	$8,662,760	$5,027,003	$16,274,989	$8,869,425
Total	8,662,760	5,027,003	16,274,989	8,869,425

Cost of Goods Sold	4,851,166	3,090,595	9,115,857	5,357,305
Gross Profit	3,811,594	1,936,408	7,159,132	3,512,120

OPERATING EXPENSES:
General and administrative	1,356,464	682,891	2,745,671	1,615,137
Selling and marketing	1,111,129	910,953	2,026,687	1,514,757
Depreciation and amortization	125,995	55,388	250,751	110,665
Total operating expenses	2,593,589	1,649,232	5,023,109	3,240,559
OPERATING INCOME (LOSS)	1,218,006	287,176	2,136,023	271,561

OTHER (INCOME) AND EXPENSES
Interest expense	27,172	19,880	56,601	40,528
Other expense (income)	(2,203)	-	(2,767)	-
Total other (income) expense	24,969	19,880	53,833	40,528

INCOME TAXES (BENEFIT)	114,000	23,758	189,000	29,758

NET INCOME (LOSS)	$1,079,036	$243,539	$1,893,190	$201,276

NET INCOME (LOSS) PER SHARE:
Basic	$0.10	$0.03	$0.18	$0.02

Diluted	$0.09	$0.03	$0.17	$0.02

Basic	10,408,264	8,092,281	10,397,077	8,138,204

Diluted	11,520,541	8,790,132	11,459,628	8,732,810

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	(Unaudited)
	2016	2015

Net income	$1,893,190	$243,537
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	250,751	55,388
Capitalization of select merger costs	-	-
Common stock issued (cancelled) for services	51,331	402,411
Warrants and options issued (cancelled) for services	27,537	-
Gain on write-up of investment	-	-
Intercompany transfer	-	-
Changes in operating assets and liabilities:
Accounts receivable	(3,697,593)	(699,734)
Inventory	1,141,061	630,806
Deferred tax asset	123,879	-
Prepaid income tax	151,000	-
Prepaid expenses	137,081	(8,719)
Note receivable	5,485	-
Deposits	-	-
Accounts payable	336,360	43,845
Accrued liabilities	(185,697)	19,768
Litigation reserve	(95,775)	-
Income tax payable	38,000	6,000
Net cash provided by (used in) operating activities	176,610	693,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,619)	(2,214)
Long-term investment	2,027	-
Repurchases of common stock	-	(255,981)
Net cash provided by (used in) investing activities	(19,592)	(258,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draw down on credit line	520,000	-
Payments for redemption of preferred stock	-	-
Repayments of note payable	(269,452)	(125,247)
Net cash provided by (used in) financing activities	250,548	(125,247)

INCREASE (DECREASE) IN CASH	407,566	309,859
CASH, BEGINNING OF PERIOD	1,532,550	4,353,699
CASH, END OF PERIOD	$1,940,117	$4,663,557

Supplemental disclosure operating activities

Cash paid for interest	$56,601	$19,880

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

FitLife Brands is headquartered in Omaha, Nebraska and maintains an office in Golden, Colorado, which it acquired in connection with the Merger. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTC:PINK market.

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

In connection with the closing of the Merger, each share of iSatori common stock outstanding on the Closing Date became exchangeable for 0.1732 shares of the Company's common stock (the “Exchange Ratio“). In the event any iSatori shareholder would otherwise be entitled to a fractional share of the Company's common stock, the Company agreed to pay the value of those fractional interests in cash. The Company issued a total of 2,315,644 shares of common stock and paid a total of $239 for remaining fractional interests to former iSatori shareholders in connection with the Merger.

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

In addition to the foregoing, the Company secured an option to purchase, on or before December 31, 2015, approximately 600,000 shares of the Company’s common stock, otherwise issuable to the two largest shareholders of iSatori, and secured a right of first refusal to purchase approximately 460,000 shares of the Company’s common stock issuable to a certain iSatori shareholder in the connection with the Merger. After careful consideration of many factors, including available cash resources, the Company’s Board of Directors elected not to exercise the purchase option prior to its expiration. The right of first refusal, however, remains outstanding.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

The Company offers discounts on sales to GNC franchises on many of its products.  Discounts are updated monthly and made available to all franchisees.  Revenue is recorded net of all discounts taken at the time of sale for all direct sales.  Indirect sales involve sales through GNC’s centralized distribution platform.  Fulfillment to franchisees from GNC’s distribution centers often spans several months and accounting periods after the initial indirect sale.  Given that the discount programs change monthly, it is impossible to predict with any certainty what discounts will be taken on which products and at what time.  As a result, the Company has historically booked gross revenue through the indirect channel upon shipment to GNC.  Discounts taken by franchisees upon fulfillment from GNC’s distribution center are billed back to the Company as a credit to a future invoice.  The Company accounted for these deductions (“Vendor Funded Discounts”) as a selling and marketing expense in the period that the deduction was taken by GNC.  Management believes this approach was the best way to match the expense to the timing of actual product fulfillment at the store level when the discounts are actually taken.  In an effort to ensure consistent accounting policies across all operating divisions after the acquisition of iSatori, the Company elected to modify its accounting policy for Vendor Funded Discounts.  Going forward, for all indirect distribution, the Company will estimate anticipated discounts at the time product is shipped to GNC’s distribution center(s) and recognize that estimate as a deduction from gross revenue at the time of shipment to GNC.  Actual discounts will be compared to the estimate each accounting period and adjusted as necessary. Total revenue and selling and marketing expense will be reduced by the amount of the estimate, and the new policy will have no effect on operating or net income.  Results of operations for the year ended December 31, 2014, and the nine month periods ended September 30, 2015 and 2014 were reported using the previous gross revenue approach, while results from operations for the year ended December 31, 2015 and quarter ended June 30, 2016 were reported using the new accounting policy for Vendor Funded Discounts.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $2,991 related to bad debt and doubtful accounts during the quarter ended June 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At June 30, 2016 and December 31, 2015, the value of the Company’s inventory was $3,649,240 and $4,790,301, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2016, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Finished goods	$2,715,648	$3,381,973
Components	933,592	1,408,328
Total	$3,649,240	$4,790,301

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Equipment	$827,952	$808,324
Accumulated depreciation	(620,187)	(581,520)
Total	$207,766	$226,804

Depreciation and amortization expense for the three months ended June 30, 2016 was $125,995 as compared to $55,388 for the three month period ended June 30, 2015.

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

NOTE 7 – NOTE PAYABLES

Notes payable consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Revolving line of credit of $3,000,000 from US Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014 and May 15, 2015 at an interest rate of 3.0% plus the one-month LIBOR quoted by US Bank from Reuters Screen LIBOR. The line of credit matures May 15, 2016, as extended until August 15th, 2016, and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of NDS Nutrition Products, Inc. The Company pays interest only on this line of credit.
	$2,010,305	$1,490,305
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	1,179,292	1,439,727
Notes payable for warehouse equipment	45,019	54,036
Total of notes payable and advances	3,234,616	2,984,068
Less current portion	2,590,444	(2,069,930)

Long-term portion	$644,172	$914,138

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

NOTE 9 - RELATED PARTY TRANSACTIONS

None.

NOTE 10 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. The weighted average number of diluted shares of common stock outstanding for the three months ended June 30, 2016 included 10,408,264 shares of common stock, 110,620 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 1,001,657 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended June 30, 2016 and 2015.

	June 30, 2016	June 30, 2015
Income / (Losses) available for common shareholders	$1,079,036	$243,537

Basic weighted average common shares outstanding	10,408,264	8,092,281
Basic income / (loss) per share	$0.10	$0.03

Diluted weighted average common shares outstanding	11,520,541	8,790,132
Diluted income / (loss) per share	$0.09	$0.03

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding.

NOTE 11 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150.0 million shares of common stock, $0.01 par value, of which 10,408,264 common shares were issued and outstanding as of June 30, 2016. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of June 30, 2016.

As of June 30, 2016, 5,357 shares of common stock were subscribed, and zero shares were held in treasury and reserved for cancellation.

Options

As of June 30, 2016, 1,068,677 options to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
34,640	$0.06	04/03/15	04/03/25	No
55,424	$0.06	09/29/15	09/29/25	No
70,000	$0.90	04/13/12	04/13/17	No
50,000	$0.90	01/16/13	01/16/18	No
10,000	$1.00	03/04/13	03/04/18	No
219,000	$1.39	05/09/16	05/09/21	Yes
4,330	$1.44	09/29/15	09/29/25	No
40,000	$2.20	04/11/14	04/11/19	No
370,000	$2.30	02/23/15	02/23/20	No
93,503	$3.31	02/16/12	02/16/22	No
27,276	$4.62	05/13/15	05/13/25	Yes
4,330	$5.49	04/08/15	04/08/25	No
1,732	$5.81	03/05/15	03/05/25	No
33,774	$5.89	03/23/15	03/23/25	Yes
8,660	$12.13	09/17/13	09/17/23	Yes
21,650	$12.99	09/06/12	09/05/17	No
7,038	$12.99	11/14/12	09/27/22	No
17,320	$14.43	01/16/13	11/30/22	No
1,068,677

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

As of June 30, 2016, 110,620 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
17,320	$12.99	10/01/13	01/01/18	No
43,300	$12.99	07/16/13	07/16/18	No
25,000	$3.000	11/01/13	11/01/16	No
25,000	$2.000	11/01/13	11/01/16	No
110,620

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred, with the exception of options that are subject to vesting which are expensed ratably on a monthly basis over the life of the vesting period. During the quarter ended June 30, 2016, the Company issued (i) 5,357 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $7,500 for the fair value of services rendered, and (ii) 291,000 common stock purchase options in the aggregate subject to three year vesting to certain key employees consistent with past practice for which in recorded a net expense of $12,372.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended June 30, 2016 and the year ended December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015
Current:
Federal AMT	$58,000	$-
State	131,000	-
	189,000	-
Deferred:
Federal	$(659,000)	$5,074
State	(13,000)	5,510
	(672,000)	10,584
Change in valuation allowance	672,00	(10,584)
Provision (benefit) for income taxes, net	$189,000	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	June 30, 2016	December 31, 2015
Inventory	$41,401	$41,401
Allowance for Doubtful Accounts	76,019	162,849
Foreign tax credits	30,086	30,086
Share Based Compensation	39,485	39,485
Other	47,670	24,100
Property and equipment	-	16,712
Net operating loss carryforwards	7,133,946	7,666,946
Valuation allowance	(6,475,032)	(7,168,700)

Deferred income tax asset	893,575	812,879

Deferred expenses	(71,482)	(71,482)
Property and equipment	(62,878)	-
Other	(70,215)	(52,397)

Deferred income tax liability	(204,575)	(123,879)

Net deferred tax asset	$689,000	$689,000

The Company has net operating loss carryforwards of approximately $21,000,000 for federal purposes available to offset future taxable income through 2035 and 2,298,000 for State of Colorado purposes which expire in various years through 2035, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended of quarter ended June 30, 2016 and year ended December 31, 2015, expectations of taxable income necessitated a reduction in the valuation allowance and a restoration of $689,000 of deferred tax assets related to net operating losses expected to be utilized in the next 12 months.  At June 30, 2016, the Company continues to maintain the deferred tax asset of $689,000.

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

FitLife Brands is headquartered in Omaha, Nebraska and maintains an office in Golden, Colorado, which it acquired in connection with the Merger. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTC:PINK market.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2016 to the Three and Six Months Ended June 30, 2015

 Net Sales.  Revenue for the three months ended June 30, 2016 increased 72.3% to $8,662,760 as compared to $5,027,003 for the three months ended June 30, 2015. Revenue for the six months ended June 30, 2016 increased 83.5% to $16,274,989 as compared to $8,869,425 for the six months ended June 30, 2015. These increases in total revenue for the three and six month periods ended June 30, 2016 were driven by continued improvement in sales of product through GNC, and the addition of revenue attributable to iSatori Products, which contributed $2,669,595 and $5,018,405 in total revenue during the three and six months ended June 30, 2016, respectively. Excluding the impact of iSatori, revenue for the three month and six month period ended June 30, 2016 increased $966,163 and $2,387,159, respectively.

Revenue for the three month period ended March 31, 2016 included $270,724 of Vendor Funded Discounts (defined in Note 3 to the condensed consolidated financial statements included herein) from iSatori that were reclassed from a selling and marketing expense to a contra-revenue account during the quarter ended June 30, 2016. Management did not believe this reclassification was material and, therefore, did not compromise the reliability of our first quarter financial statements, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 16, 2016, and all necessary adjustments have been made for the six month period ended June 30, 2016. The following table shows the impact on several key income statement line items, on both an as reported and as adjusted basis.

	Three Months Ended		Six Months Ended
	March 31, 2016		June 30, 2016
	iSatori Division	Fitlife Consolidated	iSatori Division	Fitlife Consolidated
Revenue
As reported	2,619,535	7,882,953	5,018,405	16,274,989
Vendor funded discount, adjustment	(270,724)	(270,724)	-	-
As revised	2,348,811	7,612,229	5,018,405	16,274,989

Gross profit
As reported, gross profit	1,491,004	3,618,262	2,712,011	7,159,132
As reporrted, gross margin	56.9%	45.9%	54.0%	44.0%
As revised, gross profit	1,220,280	3,347,538	2,712,011	7,159,132
As revised, gross margin	52.0%	44.0%	54.0%	44.0%

Selling & marketing expense
As reported	635,239	1,196,629	920,960	2,026,687
Vendor funded discount, adjustment	(270,724)	(270,724)	-	-
As revised	364,515	925,905	920,960	2,026,687

Operating income
As reported	159,594	918,018	539,205	2,136,023
As revised	159,594	918,018	539,205	2,136,023

Net income
As reported	159,454	814,154	511,304	1,893,190
As revised	159,454	814,154	511,304	1,893,190

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

 Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2016 increased to $4,851,166 as compared to $3,090,595 for the three months ended June 30, 2015, and increased to $9,115,857 during the six months ended June 30, 2016 as compared to $5,357,305 for the six months ended June 30, 2015.  The increase during the three and six month periods was primarily attributable to increased sales volumes including sales of iSatori Products.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2016 increased to $1,356,464 as compared to $682,891 for the three months ended June 30, 2015.  General and administrative expense for the six months ended June 30, 2016 increased to $2,745,671 as compared to $1,615,137 for the six months ended June 30, 2015.  The increase in general and adminstrative expense for the three and six months ended June 30, 2016 and 2015 is principally attributable to integration of iSatori operations following completion of the Merger.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2016 increased to $1,111,129 as compared to $910,953 for the three months ended June 30, 2015, and increased to $2,026,687 during the six months ended June 30, 2016 as compared to $1,514,757 for the six months ended June 30, 2015. The change in selling and marketing expense for the three and six month period ended June 30, 2016 is principally attributable to the addition of iSatori. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a slower rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2016 increased to $125,995 as compared to $55,388 for the three months ended June 30, 2015.  Depreciation and amortization for the six months ended June 30, 2016 increased to $250,751 as compared to $110,665 for the six months ended June 30, 2015.

Net Income/(Loss).  We generated a profit of $1,079,036 and $1,893,190 for the three and six months ended June 30, 2016, respectively, as compared to a profit of $243,539 for the three months ended June 30, 2015 and a profit of $201,276 for the six months ended June 30, 2015. The period over period increases were principally attributable to increased sales volume of NDS Products, sales of iSatori Products and continued strong gross margins.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the quarter ended June 30, 2016. The anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash provided by operating activities for the six months ended June 30, 2016 was $176,610, as compared to cash provided by operating activities of $693,302 for the six months ended June 30, 2015. The decrease is attributable to increased accounts receivables and inventories balances due, in part, to the addition of iSatori operations and sales, as well as variations in certain working capital accounts consistent with normal business practices and outcomes. Net working capital increased to $5,059,096 as of the quarter ended June 30, 2016 compared to $7,142,458 as of June 30, 2015.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the six months ended June 30, 2016 was $(19,592) as compared to $(258,196) used in investing activities for the six months ended June 30, 2015.  The primary difference was related to a temporary reduction in activity related to the Company’s stock buyback program.

Cash Provided by/(Used in) Financing Activities.   Our cash provided by financing activities for the six months ended June 30, 2016 was $250,548, as compared to $(125,247) cash used in financing activities during the six months ended June 30, 2015. We drew down $520,000 during the six months ended June 30, 2016 from our existing line of credit with U.S. Bank.  We expect to pay back all amounts borrowed under this line of credit, as well as any outstanding principal under the Company’s existing term loan with U.S. Bank as soon as praticable.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2016. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2016. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended June 30, 2016, the Company did not repurchase any shares of its common stock. The Company’s Repurchase Program authorizes the Company to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations.

As of August 12, 2016, the Company had repurchased an aggregate total of 206,187 shares of our common stock under the Repurchase Program, at an average purchase price of $1.93 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2016.

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

Registrant Date: August 15, 2016	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: August 15, 2016	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)