Form 10-Q
period 2016-09-30
FITLIFE BRANDS, INC.
filed 2016-11-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2016
Common stock, $0.01 par value	10,450,965

 FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS:	2016	2015

CURRENT ASSETS
Cash	$1,986,362	$1,532,550
Accounts receivable, net	4,054,240	2,684,567
Security deposits	24,956	26,077
Inventory	4,432,975	4,790,301
Note receivable, current portion	6,532	16,517
Prepaid income tax	1,000	152,000
Prepaid expenses and other current assets	189,316	334,483
Total current assets	10,695,380	9,536,494

PROPERTY AND EQUIPMENT, net	187,514	226,804

Note receivable, net of current portion	52,695	52,695
Deferred Taxes	689,000	812,879
Intangibles assets, net	6,613,005	6,929,505
TOTAL ASSETS	$18,237,595	$17,558,378

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,697,100	$3,363,906
Accrued expenses and other liabilities	633,891	1,003,832
Litigation Reserve	-	95,775
Income tax payable	13,000	-
Line of credit	2,010,305	1,490,305
Term loan agreement, current portion	539,951	525,589
Notes payable	42,211	54,036
Total current liabilities	5,936,457	6,533,443

LONG-TERM DEBT, net of current portion	507,340	914,138

TOTAL LIABILITIES	6,443,797	7,447,581

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized;
10,413,621 and 10,444,357 issued and outstanding
as of September 30, 2016 and December 31, 2015, respectively	104,136	104,443
Subscribed common stock	373	97
Treasury stock	-	(142,228)
Additional paid-in capital	30,971,453	30,963,122
Accumulated deficit	(19,282,165)	(20,814,637)
Total stockholders' equity	$11,793,798	$10,110,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,237,595	$17,558,378

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Revenue	$5,340,616	$6,270,524	$21,615,605	$15,139,949
Total	5,340,616	6,270,524	21,615,605	15,139,949

Cost of Goods Sold	3,353,224	3,658,541	12,469,081	9,015,846
Gross Profit	1,987,391	2,611,983	9,146,523	6,124,103

OPERATING EXPENSES:
General and administrative	1,131,692	854,729	3,854,128	2,469,866
Selling and marketing	1,088,400	1,258,537	3,138,323	2,773,293
Depreciation and amortization	125,751	55,472	376,502	166,137
Total operating expenses	2,345,844	2,168,738	7,368,952	5,409,296
OPERATING INCOME (LOSS)	(358,452)	443,245	1,777,571	714,807

OTHER (INCOME) AND EXPENSES
Interest expense	27,415	18,745	84,016	59,273
Other expense (income)	(150)	-	(2,917)	-
Total other (income) expense	27,266	18,745	81,099	59,273

INCOME TAXES (BENEFIT)	(25,000)	41,242	164,000	71,000

NET INCOME (LOSS)	$(360,718)	$383,259	$1,532,472	$584,535

NET INCOME (LOSS) PER SHARE:
Basic	$(0.03)	$0.05	$0.15	$0.07

Diluted	$(0.03)	$0.04	$0.13	$0.07

Basic	10,446,954	8,069,900	10,413,703	8,115,436

Diluted	10,446,954	8,721,259	11,515,169	8,728,959

 The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	(Unaudited)
	2016	2015

Net income	$1,532,472	$584,533
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	376,502	166,137
Capitalization of select merger costs	-	(57,507)
Common stock issued (cancelled) for services	105,501	405,741
Warrants and options issued (cancelled) for services	45,028	-
Gain on write-up of investment	-	-
Intercompany transfer	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,369,673)	(3,153,711)
Inventory	357,326	614,659
Deferred tax asset	123,879	-
Prepaid income tax	151,000	-
Prepaid expenses	145,167	(184,250)
Note receivable	9,985	(750,000)
Deposits	-	-
Accounts payable	(666,806)	1,720,559
Accrued liabilities	(369,941)	172,681
Litigation reserve	(95,775)	-
Income tax payable	13,000	(37,000)
Net cash provided by (used in) operating activities	357,665	(518,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,619)	(4,106)
Long-term investment	2,027	-
Repurchases of common stock	-	(398,209)
Net cash provided by (used in) investing activities	(19,592)	(402,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draw down on credit line	520,000	-
Payments for redemption of preferred stock	-	-
Repayments of note payable	(404,261)	(378,561)
Net cash provided by (used in) financing activities	115,739	(378,561)

INCREASE (DECREASE) IN CASH	453,811	(1,299,035)
CASH, BEGINNING OF PERIOD	1,532,550	4,353,699
CASH, END OF PERIOD	$1,986,362	$3,054,663

Supplemental disclosure operating activities

Cash paid for interest	$84,016	$18,745

 The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition ProductsTM (“NDS”) (www.ndsnutrition.com), PMDTM (www.pmdsports.com), SirenLabsTM (www.sirenlabs.com), CoreActiveTM (www.coreactivenutrition.com), and Metis NutritionTM (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), CT Fletcher, BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

The Company offers discounts on sales to GNC franchises on many of its products.  Discounts are updated monthly and made available to all franchisees.  Revenue is recorded net of all discounts taken at the time of sale for all direct sales.  Indirect sales involve sales through GNC’s centralized distribution platform.  Fulfillment to franchisees from GNC’s distribution centers often spans several months and accounting periods after the initial indirect sale.  Given that the discount programs change monthly, it is impossible to predict with any certainty what discounts will be taken on which products and at what time.  As a result, the Company has historically booked gross revenue through the indirect channel upon shipment to GNC.  Discounts taken by franchisees upon fulfillment from GNC’s distribution center are billed back to the Company as a credit to a future invoice.  The Company accounted for these deductions (“Vendor Funded Discounts”) as a selling and marketing expense in the period that the deduction was taken by GNC.  Management believes this approach was the best way to match the expense to the timing of actual product fulfillment at the store level when the discounts are actually taken.  In an effort to ensure consistent accounting policies across all operating divisions after the acquisition of iSatori, the Company elected to modify its accounting policy for Vendor Funded Discounts.  Going forward, for all indirect distribution, the Company will estimate anticipated discounts at the time product is shipped to GNC’s distribution center(s) and recognize that estimate as a deduction from gross revenue at the time of shipment to GNC.  Actual discounts will be compared to the estimate each accounting period and adjusted as necessary. Total revenue and selling and marketing expense will be reduced by the amount of the estimate, and the new policy will have no effect on operating or net income.  Results of operations for the year ended December 31, 2014, and the nine month periods ended September 30, 2015 and 2014 were reported using the previous gross revenue approach, while results from operations for the year ended December 31, 2015 and quarter ended September 30, 2016 were reported using the new accounting policy for Vendor Funded Discounts.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company recorded an expense of $0 related to bad debt and doubtful accounts during the quarter ended September 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At September 30, 2016 and December 31, 2015, the value of the Company’s inventory was $4,432,975 and $4,790,301, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting for Uncertainty In Income Taxes”–an interpretation of ASC Topic 740 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2016, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

None.

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Finished goods	$3,698,836	$3,381,973
Components	734,139	1,408,328
Total	$4,432,975	$4,790,301

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Equipment	$827,916	$808,324
Accumulated depreciation	(640,402)	(581,520)
Total	$187,514	$226,804

Depreciation and amortization expense for the nine months ended September 30, 2016 was $376,502 as compared to $166,137 for the nine month period ended September 30, 2015.

NOTE 6 - INTELLECTUAL PROPERTY

The Company actively pursues intellectual property through both patent applications and trade secrets in an effort to differentiate its products. While no assurances can be given, the Company will continue to pursue the protections afforded by intellectual property going forward as a core element of its product development initiatives. The Company received a notice of allowance related to the extraction of protein from kaniwa from the USPTO on April 19, 2016 and maintains a patent pending application related to the methods and use of bioactive peptides.

NOTE 7 – NOTE PAYABLES

Notes payable consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Revolving line of credit of $3,000,000 from U.S. Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014, May 15, 2015 and August 15, 2016 at an interest rate of 3.0% plus the one-month LIBOR quoted by U.S. Bank from Reuters Screen LIBOR. The line of credit matures on June 15, 2017, and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of FitLife Brands, Inc. The Company pays interest only on this line of credit.	$2,010,305	$1,490,305
Term loan of $2,600,000 from U.S. Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	1,047,291	1,439,727
Notes payable for warehouse equipment	42,211	54,036
Total of notes payable and advances	3,099,806	2,984,068
Less current portion	(2,592,466)	(2,069,930)

Long-term portion	$507,340	$914,138

As of September 30, 2016, NDS, the Company’s wholly owned subsidiary, was not in compliance with certain financial covenants with a four quarter look-back period in its existing term loan and revolving line of credit with U.S. Bank (the “Bank”), principally due to decreased revenue received during the third quarter of fiscal 2016, as well as increased operating expenses as a result of the Merger incurred in the third quarter of fiscal 2015.  As disclosed in Note 13 – Subsequent Events in the notes to the financial statements included herein, the Company received a waiver for all covenant defaults on both the existing five-year term loan and revolving line of credit with the Bank for the quarter ended September 30, 2016. No consideration was paid or payable in connection with such waiver.  Receipt of the waiver for the current period notwithstanding, no assurances can be given with respect to either the Company’s ability to secure and maintain compliance with the covenants in future periods, or, in the event the Company is not compliant, that the Bank with provide a waiver of compliance for such covenants in future periods. In the event the Company is not in compliance with the covenants in future periods and the Bank fails to provide a waiver, declares the term loan or revolving line of credit to be in default, and terminates the term loan or the revolving line of credit, any amounts due the Bank at such time would become immediately due and payable.  In such event, our financial condition will be negatively affected, and such affect could be material.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

NOTE 9 - RELATED PARTY TRANSACTIONS

None.

NOTE 10 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. Because of the net loss, the weighted average number of diluted shares of common stock outstanding for the three months ended September 30, 2016 included 10,446,954 shares of common stock, 0 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 0 shares of common stock issuable upon the exercise of outstanding options to purchase common stock. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended September 30, 2016 and 2015.

	September 30, 2016	September 30, 2015
Income / (Losses) available for common shareholders	$(360,718)	$383,258

Basic weighted average common shares outstanding	10,446,954	8,069,900
Basic income / (loss) per share	$(0.03)	$0.05

Diluted weighted average common shares outstanding	10,446,954	8,721,259
Diluted income / (loss) per share	$(0.03)	$0.04

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding. Had the Company posted positive net income for the three months ended September 30, 2016, diluted weighted average common shares outstanding would have included 110,620 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants and 1,068,677 shares of common stock issuable upon the exercise of outstanding options to purchase common stock.

NOTE 11 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150.0 million shares of common stock, $0.01 par value, of which 10,413,621 common shares were issued and outstanding as of September 30, 2016. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of September 30, 2016.

As of September 30, 2016, 37,344 shares of common stock were subscribed, and zero shares were held in treasury and reserved for cancellation.

Options

As of September 30, 2016, 1,059,988 options to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
34,640	$0.06	04/03/15	04/03/25	No
55,424	$0.06	09/29/15	09/29/25	No
70,000	$0.90	04/13/12	04/13/17	No
50,000	$0.90	01/16/13	01/16/18	No
10,000	$1.00	03/04/13	03/04/18	No
218,163	$1.39	05/09/16	05/09/21	Yes
4,330	$1.44	09/29/15	09/29/25	No
40,000	$2.20	04/11/14	04/11/19	No
370,000	$2.30	02/23/15	02/23/20	No
93,503	$3.31	02/16/12	02/16/22	No
19,424	$4.62	05/13/15	05/13/25	Yes
4,330	$5.49	04/08/15	04/08/25	No
1,732	$5.81	03/05/15	03/05/25	No
33,774	$5.89	03/23/15	03/23/25	Yes
8,660	$12.13	09/17/13	09/17/23	Yes
21,650	$12.99	09/06/12	09/05/17	No
7,038	$12.99	11/14/12	09/27/22	No
17,320	$14.43	01/16/13	11/30/22	No
1,059,988

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

As of September 30, 2016, 110,620 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
17,320	$12.99	10/01/13	01/01/18	No
43,300	$12.99	07/16/13	07/16/18	No
25,000	$3.000	11/01/13	11/01/16	No
25,000	$2.000	11/01/13	11/01/16	No
110,620

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred, with the exception of options that are subject to vesting which are expensed ratably on a monthly basis over the life of the vesting period. During the quarter ended September 30, 2016, the Company issued (i) 4,011 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $7,501 for the fair value of services rendered, and (ii) 33,333 shares of common stock to a single executive in connection with the partial vesting of a previously authorized equity grant for which the Company recorded a net expense of $46,670.

NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended September 30, 2016 and the year ended December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
Current:
Federal AMT	$32,110	$-
State	132,000	-
	164,110	-
Deferred:
Federal	$(659,000)	$5,074
State	(13,000)	5,510
	(672,000)	10,584
Change in valuation allowance	672,00	(10,584)
Provision (benefit) for income taxes, net	$164,110	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	September 30, 2016	December 31, 2015
Inventory	$20,000	$41,401
Allowance for Doubtful Accounts	66,000	162,849
Foreign tax credits	30,000	30,086
Share Based Compensation	39,000	39,485
Other	-	24,100
Property and equipment	45,000	16,712
Net operating loss carryforwards	7,134,000	7,666,946
Valuation allowance	(6,645,000)	(7,168,700)

Deferred income tax asset	689,000	812,879

Deferred expenses	-	(71,482)
Other	-	(52,397)

Deferred income tax liability	-	(123,879)

Net deferred tax asset	$689,000	$689,000

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

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended of quarter ended September 30, 2016 and year ended December 31, 2015, expectations of taxable income necessitated a reduction in the valuation allowance and a restoration of $689,000 of deferred tax assets related to net operating losses expected to be utilized in the next 12 months.  At September 30, 2016, the Company continues to maintain the deferred tax asset of $689,000.

NOTE 13 – SUBSEQUENT EVENTS

Waiver of Term-Loan Covenants

On or around November 11, 2016, the Company received a waiver of compliance for certain financial covenants in its existing five-year term loan and revolving line of credit with the Bank for the current period ended September 30, 2016.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition ProductsTM (“NDS”) (www.ndsnutrition.com), PMDTM (www.pmdsports.com), SirenLabsTM (www.sirenlabs.com), CoreActiveTM (www.coreactivenutrition.com), and Metis NutritionTM (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), CT Fletcher, BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2016 to the Three and Nine Months Ended September 30, 2015

 Net Sales.  Revenue for the three months ended September 30, 2016 decreased 14.8% to $5,340,616 as compared to $6,270,524 for the three months ended September 30, 2015. Revenue for the three months ended September 30, 2016 for the Company’s NDS Nutrition division decreased 32.9% to $4,206,557 as compared to $6,270,524 for the three months ended September 30, 2015, as originally reported. Revenue for the three months ended September 30, 2015 included $567,462 in vendor funded discounts originally reported as a selling and marketing expense, but subsequently reclassed to a reduction in revenue for the full year financial results for 2015 as reported on the Company’s Form 10-K for the year ended December 31, 2015. As adjusted for the accounting treatment change, revenue the NDS Nutrition division for the three months ended September 30, 2016 decreased $1,496,505 to $4,206,557 as compared to $5,703,062 for the three months ended September 30, 2015.

Revenue attributable to the Company’s iSatori operating division, which had no impact on the three months ended September 30, 2015, was $1,134,058. The decrease in total revenue in the three months ended September 30, 2016 compared to the comparable period last year is principally attributable to both lower revenue at the Company’s iSatori division as well as the timing of GNC’s 2016 annual franchise convention, which resulted in increased sales in the quarter ended June 30, 2016 that would have historically been recognized in the third quarter. Management estimates that it shipped approximately $1.3 million the second quarter related to the annual convention that otherwise would have historically been recognized during the third quarter.

 Revenue for the nine months ended September 30, 2016 increased 42.8% to $21,615,605 as compared to $15,139,949 for the nine months ended September 30, 2015. Revenue for the nine months ended September 30, 2016 for the Company’s NDS Nutrition division increased 2.1% to $15,463,141 as compared to $15,139,949 for the nine month period ended September 30, 2015. Revenue for the Company’s NDS Nutrition division for the nine month period ended September 30, 2015, included $1,063,312 in vendor funded discounts originally recorded as a selling and marketing expense but reclassed as an offset to revenue for the full year financial results as reported on the Company’s Form 10-K for the year ended December 31, 2015. As adjusted for the accounting treatment change, revenue for the NDS Nutrition division for the nine months ended September 30, 2016 increased 9.8% to $15,463,141 as compared to $14,076,637 for the nine month period ended September 30, 2015. Revenue for the Company’s iSatori division for the nine month period ended September 30, 2016 was $6,152,464. The increase in total revenue for the nine month period ended September 30, 2016 was driven by continued improvement in sales of product through GNC, and the addition of revenue attributable to iSatori Products.

The Company continually reformulates and introduces new products, as well as seeks to increase both the number of stores and number of approved products that can be sold within the GNC franchise system that comprise its domestic and international distribution footprint and, while no assurances can be given, anticipates that such efforts together with anticipated sales growth attributable to iSatori Products will continue to drive future revenue growth.  In addition, management believes that GNC’s initiative to sell corporate owned stores to franchisees will also drive revenue growth. While currently not a material component of revenue, management anticipates that continued international expansion within the GNC franchise system, as well as the introduction of new NDS Products and iSatori Products will also contribute to future growth.

 Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2016 decreased to $3,353,224 as compared to $3,658,541 for the three months ended September 30, 2015, and increased to $12,469,081 during the nine months ended September 30, 2016 as compared to $9,015,846 for the nine months ended September 30, 2015.  The decrease during the three-month period is principally attributable to lower sales in the period, and the increase in cost of goods sold for the nine-month period was primarily attributable to increased sales volumes including sales of iSatori Products during such nine-month period.

General and Administrative Expense.   General and administrative expense for the three months ended September 30, 2016 increased to $1,131,692 as compared to $854,729 for the three months ended September 30, 2015.  General and administrative expense for the nine months ended September 30, 2016 increased to $3,854,128 as compared to $2,469,866 for the nine months ended September 30, 2015.  The increase in general and administrative expense for the three and nine months ended September 30, 2016 and 2015 is principally attributable to the continued integration of iSatori operations following completion of the Merger.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2016 decreased to $1,088,400 as compared to $1,258,537 for the three months ended September 30, 2015, and increased to $3,138,323 during the nine months ended September 30, 2016 as compared to $2,773,293 for the nine months ended September 30, 2015. Selling and marketing expense for the three and nine month periods ended September 30, 2015 included $567,462 and $1,063,312 in vendor funded discounts not recorded as an offset to revenue. The change in selling and marketing expense for the three- and nine-month period ended September 30, 2016 is principally attributable to the addition of iSatori, which was offset by the accounting policy change for vendor funded discounts. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a slower rate.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2016 increased to $125,751 as compared to $55,472 for the three months ended September 30, 2015.  Depreciation and amortization for the nine months ended September 30, 2016 increased to $376,502 as compared to $166,137 for the nine months ended September 30, 2015.  The increase is principally attributable to the addition of iSatori.

Net Income/(Loss).  We generated a net loss of $360,718 for the three-month period ended September 30, 2016, and net income of $1,532,472 for the nine months ended September 30, 2016, as compared to a profit of $383,258 for the three months ended September 30, 2015 and a profit of $584,533 for the nine months ended September 30, 2015. The decrease in net income for the three-month period ended September 30, 2016 compared to the comparable period last year is principally attributable to lower revenue in the current period compared to the quarter ended September 30, 2015, while the increase in net income in the nine month period ended September 30, 2016 compared to the comparable period last year is principally attributable to increased sales volume of NDS Products, sales of iSatori Products and continued strong gross margins.

Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the quarter ended September 30, 2016. The anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by/(Used in) Operations. Our cash provided by operating activities for the nine months ended September 30, 2016 was $357,665, as compared to cash used in operating activities of ($518,159) for the nine months ended September 30, 2015. The increase is attributable to increased revenue, including increased accounts receivables and inventories balances due, in part, to the addition of iSatori operations and sales, as well as variations in certain working capital accounts consistent with normal business practices and outcomes. Net working capital decreased to $4,758,923 as of the quarter ended September 30, 2016 compared to $7,414,162 as of September 30, 2015.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2016 was $(19,592) as compared to $(402,315) used in investing activities for the nine months ended September 30, 2015.  The primary difference was related to a temporary reduction in activity related to the Company’s stock buyback program.

Cash Provided by/(Used in) Financing Activities.   Our cash provided by financing activities for the nine months ended September 30, 2016 was $115,739, as compared to $(378,561) cash used in financing activities during the nine months ended September 30, 2015. We drew down $520,000 during the nine months ended September 30, 2016 from our existing line of credit with U.S. Bank.  We expect to pay back all amounts borrowed under this line of credit, as well as any outstanding principal under the Company’s existing term loan with U.S. Bank as soon as practicable.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2016. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2016. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2015.

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

On February 19, 2015 this matter was transferred to the Central District of California to the Honorable Manuel Real.  Judge Real had previously issued an order dismissing a previously filed but similar lawsuit that had been filed by the same lawyer who represents the plaintiffs in the Ryan matter.  That related lawsuit is on appeal to the U.S. Court of Appeals for the Ninth Circuit, and in June of 2016, the Ninth Circuit reversed the District Court's dismissal of the companion case, specifically as to the plaintiff's false advertising claim. As of the date hereof, the Ryan case has not yet been reinstated, but we expect reinstatement of the case in the near future.

On October 27, 2015, the Company filed a declaratory judgment in the U.S. District Court for the District of Nebraska, captioned Fitlife Brands, Inc. v. Met-Rx Substrate Technology, Inc., Case No. 8:15-cv-00388, seeking a declaration that its METIS NUTRITION trademark was not likely to cause confusion with various MET-RX trademarks owned by Met-Rx Substrate Technology, Inc. (“Met-Rx”).  This dispute originally began as an action in front of the U.S. Patent and Trademark Office (“USPTO”) when the Company first filed for the METIS NUTRITION trademark, and Met-Rx filed a Notice of Opposition to the Company’s application, arguing that the METIS NUTRITION mark was likely to cause confusion with various MET-RX trademarks owned by Met-Rx.  At the Company’s request, the USPTO stayed the matter, and the Company initiated the aforementioned proceeding. On August 29, 2016, the parties entered into a Settlement Agreement, pursuant to which the case was dismissed, and the Company is allowed to use the MET-RX trademark in certain circumstances.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2016, the Company did not repurchase any shares of its common stock. The Company’s Repurchase Program authorizes the Company to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations.

As of November 14, 2016, the Company had repurchased an aggregate total of 206,187 shares of our common stock under the Repurchase Program, at an average purchase price of $1.93 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2016.

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

Registrant Date: November 14, 2016	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: November 14, 2016	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)