Form 10-K
period 2016-12-31
FITLIFE BRANDS, INC.
filed 2017-04-17
CIK 1374328

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

(Check one):
Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $11,704,042.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 16, 2017, there were 10,441,469 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2016 annual meeting of stockholders.

FITLIFE BRANDS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016 and 2015

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition ProductsTM (“NDS”) (www.ndsnutrition.com), PMDTM (www.pmdsports.com), SirenLabsTM (www.sirenlabs.com), CoreActiveTM (www.coreactivenutrition.com), and Metis NutritionTM (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories (www.biogeneticlabs.com), and Energize (www.tryenergize.com) (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

Recent Developments

None.

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

Our Products

               The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold nationally as well as internationally. The Company currently markets approximately 60 different NDS Products to more than 900 GNC franchise locations located in the United States, as well as to approximately 900 additional franchise locations in more than 15 countries, both of which are distributed primarily through GNC’s distribution system. In addition, as a result of the launch of Metis Nutrition, we distribute products through more than 3,000 corporate GNC stores in the United States, and with the completion of the Merger, we sell iSatori Products through more than 25,000 retail locations, which include specialty, mass, and online.  A complete product list is available on our websites at fitlifebrands.com, ndsnutrition.com, pmdsports.com, sirenlabs.com, coreactivenutrition.com, metisnutrition.com, and isatori.com.

NDS Products

The Company’s NDS Products sold through GNC franchise locations include:

●
NDS – Innovative weight loss, general health and sports nutrition supplements, examples include Censor, Cardio Cuts and LipoRUSH DS;

●
PMD – Precision sports nutrition formulations for professional muscular development, examples include Amplify XL, Pump Fuel and Flex Stack;

●
Siren Labs – Weight loss and sports nutrition performance enhancing supplements for fitness enthusiasts, examples include Isolate, Shock’d and NeuroLean; and

●
Metis Nutrition – multifaceted men’s health and weight loss formulations, including JXT5 and PyroStim, currently distributed through more than 3,000 corporate stores and 500 franchise stores nationally.

  NDS Products also include innovative diet, health and sports nutrition supplements and related products marketed through its Core Active Nutrition product line (“Core Active Nutrition Products“). Core Active Nutrition Products provide essential support for accelerated fitness and nutrition goals sold directly to athletic facilities, gyms, and independent retailers nationwide.

iSatori Products

iSatori Products include scientifically engineered nutritional products that are sold through online marketing, Fortune 500 retailers, and thousands of retail stores around the world.   iSatori Products include:

●
Sports Nutritionals:  Products including Bio-Active Peptides product (Bio-GroTM), advanced branched-chain amino acids powder with Bio-Active Peptides (Amino-GroTM), advanced creatine powder supercharged with Agmatine and Betaine (5XLTM), natural testosterone booster in both pill and powder form (Isa-TestTM and Isa-Test DA3TM), and a pre-workout muscle-building powdered drink mix (Pre-GroTM);

●
Energy & Sports Drink Products:  iSatori’s energy supplements, Energize and Energize BulletsTM, are tablets and drinks whose primary purpose is to safely “boost energy“ provided by a combination of time-released caffeine, vitamins, and herbal formulations;

●
Meal Replacements: protein-based products related to health nutrition and performance, includes iSatori’s 100% Bio-Active Whey, a premium protein blend with Bio-Active Peptides; and

●
Weight Loss Products: iSatori’s weight loss products are principally sold under the BioGenetics Laboratories brand, and include Forskohlin Lean & ToneTM and Garcinia Trim, as well as iSatori’s newest thermogenic, LIPO-DREXTM with C3G nutrient partitioning technology.

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

 Product Reformulations and New Product Identification

From time to time we reformulate existing products to address market developments and trends, and to respond to customer requests.  We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources, including internally, trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 55 new products during the year ended December 31, 2016, which included 24 completely new products, and 31 product reformulations and flavor extensions. We anticipate launching a similar number of new and reformulated products during 2017 across all brands.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through more than 900 GNC franchise locations located throughout the United States. The Company also currently distributes NDS Products to approximately 900 GNC international franchise locations in more than 15 countries. On May 1, 2014, the Company transitioned the majority of its distribution of NDS Products to GNC’s centralized distribution platform for all NDS Products, excluding protein, which transitioned in mid-September 2014. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of NDS Products to individual franchise locations. For the year ended December 31, 2016, virtually all sales of NDS Products were attributable to sales through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally, as well as developing a broader retail presence for our Core Active Nutrition Products and continued expansion of our Metis Nutrition brand during 2017. The launch of Metis is an exciting milestone for the Company and represents a compelling growth platform for the Company. Management believes that substantial growth opportunities exist to increase revenue attributable to NDS Products with GNC, especially given GNC’s stated goal of “refranchising“ (i.e., converting corporate owned stores into franchise locations) up to 1,000 total stores over the next three or four years, continued expansion in the international franchise system, and additional domestic growth in GNC’s corporate stores with Metis Nutrition. The domestic franchise market remains a strong business and the core of our operations. Management is excited to continue to work collaboratively with the franchisees to build on our established track records of growth and innovation.

iSatori Products

iSatori Products are distributed directly to consumers through its websites and a proprietary online direct marketing system, as well as through wholesalers, specialty, online-only, grocery, convenience, drug and mass-market distribution channels. Through established distribution channel networks, iSatori has created channel access to over 120,000 domestic and international retail locations. iSatori products are currently sold in over 25,000 retail locations. iSatori creates marketing, promotion, and packaging devices in its efforts to drive demand for its products through its established retail distribution.

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

Product Returns

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online through one of our websites.  Product sold to GNC may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled.  GNC maintains a customer satisfaction program which allows customers to return product to the store for credit or refund.  Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. We also support a product return policy for iSatori Products, whereby customers can return product for credit or refund. Historically, with a few noted exceptions, product returns have been immaterial. That said, despite the best efforts of management, product returns can and do occur from time to time and can be material.

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

Employees

We had 32 full-time employees (20 for NDS and 12 for iSatori) and one part-time employee as of December 31, 2016. We consider our employee relations to be good. In addition to the above, the Company retains consultants for certain services on an as needed basis.

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

The Company was profitable during the year ended December 31, 2016, however we may not be able to achieve sustained profitability.  The Company’s failure to sustain profitability or effectively manage growth could result in continued net losses, and therefore negatively affect the Company’s financial condition.

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

We were not in compliance with certain bank covenants at December 31, 2016, and, although a waiver was obtained with respect to such non-compliance, in the event we are subsequently in violation of such covenants, and we are unable to obtain a waiver, we will be in default.

As of December 31, 2016, the Company was not in compliance with certain financial covenants with a four-quarter look-back period in its existing term loan and revolving line of credit with U.S. Bank (the “Bank”), principally due to decreased revenue received during the third quarter of fiscal 2016. The Company received a waiver for all covenant defaults on both the existing five-year term loan and revolving line of credit with the Bank for the quarter ended December 31, 2016. No consideration was paid or payable in connection with such waiver. Receipt of the waiver for the current period notwithstanding, no assurances can be given with respect to either the Company’s ability to secure and maintain compliance with the covenants in future periods, or, in the event the Company is not compliant, that the Bank with provide a waiver of compliance for such covenants in future periods. In the event the Company is not in compliance with the covenants in future periods and the Bank fails to provide a waiver, declares the term loan or revolving line of credit to be in default, and terminates the term loan or the revolving line of credit, any amounts due the Bank at such time would become immediately due and payable. In such event, our financial condition will be negatively affected, and such affect could be material.

We are currently dependent on sales to GNC for a substantial portion of our total sales.

Sales to GNC’s centralized distribution platform accounted for approximately 82% of total sales including indirect distribution of product to domestic and international franchisees.  GNC’s franchisees are not required to purchase product from the Company.  In the event GNC ceases purchasing products from the Company, or otherwise reduce their purchases, the Company’s total revenues would be negatively impacted, and such impact will be material. Moreover, the transition to GNC’s centralized distribution system has had the effect of concentrating the majority of our accounts receivable with a single payor.  Prior to the transition, the Company collected receivables directly from over 300 franchisees on an annual basis representing approximately 900 store locations.  While the acquisition of iSatori has reduced the percentage of total accounts receivable attributable to GNC, the Company anticipates that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future.  In the event that GNC stops paying or there are other issues affecting the Company’s relationship with GNC, the inability of the Company to collect on its outstanding accounts receivable would have a material adverse impact on its financial position and ability to support continued operations.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to GNC, as well as increasing sales of our Core Active Nutrition Products and iSatori Products.  We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to GNC, both domestically and internationally, as well as increasing the number of retailers selling Core Active Nutrition Products and iSatori Products.  We may not be successful increasing sales to GNC, or contracting with additional distributors or retailers to market and sell Core Active Nutrition Products or iSatori Products.  In addition, although we continue efforts to expand international distribution for our products in the year ended December 31, 2016, we have no assurance that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurance as to whether we will be able to comply with such regulatory or legal requirements.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, including John Wilson, our Chief Executive Officer, who is vital to our ability to grow our business and maintain profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

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

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the adjusted closing price of our common stock has ranged from a high of $1.92 to a low of $0.87 during the period commencing January 1, 2016 and ending December 31, 2016. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Omaha, Nebraska and maintains a lease at a cost of $4,403 per month, which lease is currently set to expire in June 30, 2017. The Omaha facility is a total of 4,720 square feet inclusive of approximately 1,000 square feet of on-site warehouse space.  iSatori currently leases 10,444 square feet of space at 15000 W. 6th Avenue, Suite 202, Golden, Colorado 80401, at a cost of $10,890 per month. The Golden, Colorado lease, which includes 7,200 square feet of office space and 3,244 square feet of attached warehouse space, was set to expire on January 31, 2017, but was extended by agreement with the landlord pending build-out of a smaller space also owned by the landlord. Prior to January 2, 2016, iSatori also leased 17,426 square feet of space at 6200 North Washington Street, Unit 10, Denver, Colorado 80216, for its distribution center, at a cost of $10,819 per month. The lease is currently sublet through December 31, 2018, and otherwise set to expire on December 31, 2018.

The Company also leases some office equipment for aggregate total cost of $193 per month at the Omaha, Nebraska facility and $625 per month at the Golden, Colorado facility for an aggregate monthly expense of $818.

ITEM 3.  LEGAL PROCEEDINGS

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

On October 27, 2015, the Company filed a declaratory judgment in the U.S. District Court for the District of Nebraska, captioned Fitlife Brands, Inc. v. Met-Rx Substrate Technology, Inc., Case No. 8:15-cv-00388, seeking a declaration that its METIS NUTRITION trademark was not likely to cause confusion with various MET-RX trademarks owned by Met-Rx Substrate Technology, Inc. (“Met-Rx”).  This dispute originally began as an action in front of the U.S. Patent and Trademark Office (“USPTO”) when the Company first filed for the METIS NUTRITION trademark, and Met-Rx filed a Notice of Opposition to the Company’s application, arguing that the METIS NUTRITION mark was likely to cause confusion with various MET-RX trademarks owned by Met-Rx.  At the Company’s request, the USPTO stayed the matter, and the Company initiated the aforementioned proceeding. On August 29, 2016, the parties entered into a Settlement Agreement, pursuant to which the case was dismissed, and the Company is allowed to use the METIS NUTRITION trademark in certain circumstances.

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

At December 31, 2016, there were 10,449,520 shares of common stock outstanding and there were approximately 231 shareholders of record of the Company’s common stock in additional to an undetermined number of holders for whose shares are held in “street name“. In addition to the foregoing, 33,869 shares of common stock were subscribed and another 41,920 were pending cancellation from treasury.

The following table sets forth for the periods indicated the high and low closing prices for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2016
First Quarter (January - March 2016)	$1.57	1.03
Second Quarter (April - June 2016)	$1.56	1.00
Third Quarter (July - September 2016)	$1.92	1.35
Fourth Quarter (October - December 2016)	$1.87	0.87

Fiscal Year 2015
First Quarter (January - March 2015)	$2.58	$1.95
Second Quarter (April - June 2015)	$2.15	$1.56
Third Quarter (July - September 2015)	$1.75	$1.47
Fourth Quarter (October - December 2015)	$1.90	$1.34

On April 12, 2017, the closing price of our common stock was $0.56.

Share Repurchase Program

On June 30, 2014, the Company’s Board of Directors approved the Repurchase Program, pursuant to which the Company is authorized to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations. In March 2015, the Board of Director’s approved an extension of the Repurchase Program, which enabled the Company to purchase a substantial number of shares in a single transaction on March 6, 2015. The extension did not affect the terms or conditions of the existing Repurchase Program. As of March 31, 2017, the Company had repurchased an aggregate total of 207,909 shares of our common stock, at an average purchase price of $1.83 per share.

The Company repurchased 41,920 shares of common stock under the Repurchase Program during the quarter ended December 31, 2016.

Dividends

We have not and may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2016. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Critical Accounting Policies

Principle of Consolidation

The consolidated financial statements include the accounts of FitLife Brands, Inc. and NDS Nutrition Products, Inc. for the full-year ended December 31, 2016, as well as the accounts of iSatori, Inc. for the quarterly period ended December 31, 2016. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

The Company offers discounts on sales to GNC franchises on many of its products.  Discounts are updated monthly and made available to all franchisees.  Revenue is recorded net of all discounts taken at the time of sale for all direct sales.  Indirect sales involve sales through GNC’s centralized distribution platform.  Fulfillment to franchisees from GNC’s distribution centers often spans several months and accounting periods after the initial indirect sale.  Given that the discount programs change monthly, it is impossible to predict with any certainty what discounts will be taken on which products and at what time.  As a result, prior to 2015, the Company had historically booked gross revenue through the indirect channel upon shipment to GNC.  Discounts taken by franchisees upon fulfillment from GNC’s distribution center are billed back to the Company as a credit to a future invoice.  The Company accounted for these deductions  (“Vendor Funded Discounts“) as a selling and marketing expense in the period that the deduction was taken by GNC.  Management believes this approach was the best way to match the expense to the timing of actual product fulfillment at the store level when the discounts are actually taken.  In an effort to ensure consistent accounting policies across all operating divisions after the acquisition of iSatori, the Company elected to modify its accounting policy for Vendor Funded Discounts for the fiscal year ended December 31, 2015 and therafter. As a result, for all indirect distribution, the Company estimates anticipated discounts at the time product is shipped to GNC’s distribution center(s) and recognizes that estimate as a deduction from gross revenue at the time of shipment to GNC.  Actual discounts are compared to the estimate each accounting period and adjusted as necessary. Total revenue and selling and marketing expense is reduced by the amount of the estimate, and the new policy has no effect on operating or net income.  Results of operations for the years ended December 31, 2015 and 2016 were both reported using the net revenue approach. The change had no impact on operating income or net income.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables which, during the year ended December 31, 2016, increased due principally to the transition to GNC’s centralized distribution platform. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We maintain an insurance policy for iSatori Products for international shipments, which protects the Company in the event the international distributor does not or cannot remit payment. The Company recorded an expense of $3,553 related to bad debt and doubtful accounts during the year ended December 31, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2016, cash and cash equivalents include cash on hand and cash in the bank.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO“) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2016 and 2015, the value of the Company’s inventory was $3,756,716 (which included $1,132,256 from iSatori) and $4,790,301, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 – “Accounting For Uncertainty In Income Taxes“–an interpretation of ASC Topic 740 (“FIN 48“). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2016, the Company did not record any liabilities for uncertain tax positions.

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

Recent Accounting Pronouncements

                 None.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Net Sales. Revenue for the year ended December 31, 2016 increased 41.2% to $25,313,601 as compared to $17,931,464 for the year ended December 31, 2015. Revenue for the Company’s NDS Nutrition division increased 10.7% to $18,259,853 as compared $16,492,701 for the year ended December 31, 2015. This increase was principally the result of continued improvement in sales of product through GNC, and the addition of revenue attributable to iSatori Products, which contributed $7,094,068 in sales for the year ended December 31, 2016.

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

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2016 increased 30.8% to $15,242,537 as compared to $11,653,057 for the year ended December 31, 2015. This increase is principally attributable to increased sales volumes, including sales of iSatori Products.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2016 increased by $860,212 to $5,002,149 as compared to $4,141,937 for the year ended December 31, 2015. The increase in general and administrative expense for the year ended December 31, 2016 is principally attributable to the continued integration of iSatori operations following completion of the Merger.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2016 increased to $4,118,414 as compared to $2,926,063 for the year ended December 31, 2015. This increase is principally attributable to the addition of iSatori Products. As net sales increase, selling and marketing expense is anticipated to simultaneously increase, although management anticipates that selling and marketing expense will increase at a slower rate.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2016 and 2015 increased to $478,235 from $300,141, respectively. The increase is principally attributable to the addition of iSatori Products.

Net Income/ (Loss). Net income was $368,078 for the year ended December 31, 2016, as compared to a net loss of $(1,165,940) for the year ended December 31, 2015. The increase in net income for the year ended December 31, 2016 compared to the year ended December 31, 2015 is principally attributable to increased sales volume of NDS Products, sales of iSatori Products and continued strong gross margins.

Financial Position, Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company did not engage in any financing activities during the year ended December 31, 2016. The anticipated cash derived from operations, availability under the current line of credit with U.S. Bank and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $(88,416) in the fiscal year ended December 31, 2016, compared to cash used in operating activities of $(2,455,421) for the year ended December 31, 2015. The increase is attributable to increased revenue, including increased accounts receivables and inventories balances due, in part, to the addition of iSatori operations and sales, as well as variations in certain working capital accounts consistent with normal business practices and outcomes.  Net working capital increased to $3,090,440 as of the year ended December 31, 2016 from $3,003,051 as of December 31, 2015.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the fiscal year ended December 31, 2016 was $(70,995) as compared to $(411,042) used in investing activities during the year ended December 31, 2015.  The primary difference was related to a temporary reduction in activity related to the Company’s stock buyback program.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the year ended December 31, 2016 was $(80,099), as compared to $(660,201) cash used in financing activities during the year ended December 31, 2015. We drew down a net amount of $459,695 during the year ended December 31, 2016 from our existing line of credit with U.S. Bank. We expect to pay back all amounts borrowed under this line of credit, as well as any outstanding principal under the Company’s existing term loan with U.S. Bank as soon as practicable. While no assurances can be given, other than the fiscal 2013 activity related to the recapitalization of the balance sheet and drawdowns on our line of credit consistent with normal operating procedures, we have not needed to seek or secure additional financing to operate and grow the business since the fourth quarter of 2010.

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

As of September 30, 2016, NDS, the Company’s wholly owned subsidiary, was not in compliance with certain financial covenants with a four-quarter look-back period in its existing term loan and revolving line of credit with U.S. Bank (the “Bank”), principally due to decreased revenue received during the third quarter of fiscal 2016, as well as increased operating expenses as a result of the Merger incurred in the third quarter of fiscal 2015. On or around November 11, 2016, the Company received a waiver for all covenant defaults on both the existing five-year term loan and revolving line of credit with the Bank for the quarter ended September 30, 2016. No consideration was paid or payable in connection with such waiver. Receipt of the waiver for the current period notwithstanding, no assurances can be given with respect to either the Company’s ability to secure and maintain compliance with the covenants in future periods, or, in the event the Company is not compliant, that the Bank with provide a waiver of compliance for such covenants in future periods. In the event the Company is not in compliance with the covenants in future periods and the Bank fails to provide a waiver, declares the term loan or revolving line of credit to be in default, and terminates the term loan or the revolving line of credit, any amounts due the Bank at such time would become immediately due and payable. In such event, our financial condition will be negatively affected, and such affect could be material.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO“) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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

10.19	Employment Agreement between the Company, and Stephen Adelй (incorporated by reference to Exhibit 2.3 filed with Form S-4 on July 7, 2015).
10.20	Employment Agreement, by and between FitLife Brands, Inc. and Patrick Ryan, dated June 7, 2016 (incorporated by reference to Exhibit 10.1 filed with Form 8-k on June 13, 2016).

14.1	Code of Ethics (incorporated by reference to 14.1 filed with Form 10-K on March 27, 2009).
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 17, 2017	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President

Date: April 17, 2017	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 17, 2017	By: /s/ John Wilson
John Wilson
Chief Executive Officer (Principal Executive Officer), President, Director

Date: April 17, 2017	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

Date: April 17, 2017	By: /s/ Lewis Jaffe
Lewis Jaffe
Chairman of the Board

Date: April 17, 2017	By: /s/ Grant Dawson
Grant Dawson
Director

Date: April 17, 2017	By: /s/ Stephen Adele
Stephen Adele
Director

Date: April 17, 2017	By: /s/ Seth Yakatan
Seth Yakatan
Director

Date: April 17, 2017	By: /s/ Todd Ordal
Todd Ordal
Director

ITEM 8.  FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FitLife Brands, Inc.

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. and subsidiaries (“FitLife Brands, Inc.” or “the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. FitLife Brands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FitLife Brands, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tarvaran, Askelson & Company, LLP
Tarvaran, Askelson & Company, LLP

Dana Point, California
April 14, 2017

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2016	2015

CURRENT ASSETS
Cash	$1,293,041	$1,532,550
Accounts receivable, net	2,792,649	2,684,567
Security deposits	24,956	26,077
Inventory	3,756,716	4,790,301
Note receivable, current portion	2,782	16,517
Prepaid income tax	120,000	152,000
Prepaid expenses and other current assets	136,014	334,483
Total current assets	8,126,158	9,536,493

PROPERTY AND EQUIPMENT, net	171,004	226,804

Note receivable, net of current portion	52,695	52,695
Deferred Taxes	689,000	812,879
Intangibles assets, net	6,507,505	6,929,505
TOTAL ASSETS	$15,546,363	$17,558,378

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,596,748	$3,363,906
Accrued expenses and other liabilities	539,765	1,003,832
Litigation Reserve	-	95,775
Line of credit	1,950,000	1,490,305
Term loan agreement, current portion	544,825	525,589
Notes payable	12,700	54,036
Total current liabilities	4,644,038	6,533,443

LONG-TERM DEBT, net of current portion	369,177	914,138

TOTAL LIABILITIES	5,013,215	7,447,581

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2016 and 2015:
Preferred Stock Series A; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015	-	-
Preferred Stock Series B; 1,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015	-	-
Preferred Stock Series C; 500 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015	-	-
Common stock, $.01 par value, 150,000,000 shares authorized;
10,449,520 and 10,444,257 issued and outstanding
as of December 31, 2016 and December 31, 2015, respectively	104,495	104,443
Subscribed common stock; 33,869 and 9,688 shares pending issuance as of December 31, 2016 and December 31, 2015, respectively	339	97
Treasury stock	(44,417)	(142,228)
Additional paid-in capital	30,919,289	30,963,122
Accumulated deficit	(20,446,559)	(20,814,637)
Total stockholders' equity	$10,533,147	$10,110,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,546,363	$17,558,378

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenue	$25,313,601	$17,931,464
Total	25,313,601	17,931,464

Cost of Goods Sold	15,242,537	11,653,057
Gross Profit	10,071,064	6,278,407

OPERATING EXPENSES:
General and administrative	5,002,149	4,141,937
Selling and marketing	4,118,414	2,926,063
Depreciation and amortization	478,235	300,141
Total operating expenses	9,598,798	7,368,141
OPERATING INCOME (LOSS)	472,265	(1,089,734)

OTHER (INCOME) AND EXPENSES
Interest expense	109,391	90,410
Other expense (income)	(5,204)	13,768
Total other (income) expense	104,187	104,178

INCOME TAXES (BENEFIT)	-	(27,972)

NET INCOME (LOSS)	$368,078	$(1,165,940)

NET INCOME (LOSS) PER SHARE:
Basic	$0.04	$(0.13)

Diluted	$0.03	$(0.13)

Basic	10,429,452	8,677,433

Diluted	11,521,344	8,677,433

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Net income	$368,078	$(1,165,940)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	478,235	300,141
Capitalization of select merger costs	-	(57,507)
Common stock issued (cancelled) for services	40,508	453,779
Warrants and options issued (cancelled) for services	58,178	-
Gain on write-up of investment	-	-
Intercompany transfer	-	(746,784)
Changes in operating assets and liabilities:	-
Accounts receivable	(108,082)	(116,269)
Inventory	1,033,585	(1,559,392)
Deferred tax asset	123,879	(66,565)
Prepaid income tax	32,000	(152,000)
Prepaid expenses	198,469	195,430
Note receivable	13,735	4,074
Deposits	-	1,060
Accounts payable	(1,767,159)	522,591
Accrued liabilities	(464,067)	(123,814)
Litigation reserve	(95,775)	95,775
Income tax payable	-	(40,000)
Net cash provided by (used in) operating activities	(88,416)	(2,455,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,405)	(12,833)
Proceeds from sale of assets	(3,177)	-
Repurchases of common stock	(44,413)	(398,209)
Net cash provided by (used in) investing activities	(70,995)	(411,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	459,695	-
Payments for redemption of preferred stock	-	-
Repayments of note payable	(539,794)	(660,201)
Net cash provided by (used in) financing activities	(80,099)	(660,201)

INCREASE (DECREASE) IN CASH	(239,510)	(3,526,665)
CASH, BEGINNING OF PERIOD	1,532,551	5,059,215
CASH, END OF PERIOD	$1,293,041	$1,532,550

Supplemental disclosure operating activities

Cash paid for interest	$109,391	$90,410

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Preferred Stock						Additional
	Common Stock		Preferred A			Preferred B		Preferred C	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
DECEMBER 31, 2014	8,202,362	$82,024	-	$-	-	$-	-	$-	$26,280,388	$(19,648,697)	$6,713,714

Common stock issued for services	83,605	836							163,166		164,002

Common stock cancelled for services	(37,000)	(370)							(73,630)		(74,000)

Subscribed common stock	9,688	97							15,104		15,201

Common stock issued for merger consideration	2,315,644	23,156									23,156

Common stock repurchased and cancelled	(120,354)	(1,204)							(254,778)		(255,981)

Treasury stock											(142,228)

Purchase price merger accounting for combination with iSatori, Inc.									4,484,295		4,484,295

Options issued for services									315,741		315,741

Options vested during the period									32,838		32,838

Net income										(1,165,940)	(1,165,940)

DECEMBER 31, 2015	10,453,945	$104,540	-	$-	-	$-	-	$-	$30,963,122	$(20,814,637)	$10,110,797

Common stock issued for services	82,853	829							104,673		105,561

Common stock cancelled for services	(86,534)	(865)							(111,629)		(112,494)

Subscribed common stock	33,869	339							47,421		47,500

Common stock repurchased and cancelled	(85,833)	(858)							(141,370)		(142,228)

Treasury stock									4		97,815

Cashless exercise of options	85,089	851							(851)		-

Options issued for services									58,178		58,178

Net income										368,078	368,078

DECEMBER 31, 2016	10,483,389	$104,834	-	$-	-	$-	-	$-	$30,919,289	$(20,446,559)	$10,533,148

 The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

NOTE 1.  DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition ProductsTM (“NDS”) (www.ndsnutrition.com), PMDTM (www.pmdsports.com), SirenLabsTM (www.sirenlabs.com), CoreActiveTM (www.coreactivenutrition.com), and Metis NutritionTM (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories (www.biogenetics.com), and Energize (www.tryenergize.com) (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

The Company offers discounts on sales to GNC franchises on many of its products.  Discounts are updated monthly and made available to all franchisees.  Revenue is recorded net of all discounts taken at the time of sale for all direct sales.  Indirect sales involve sales through GNC’s centralized distribution platform.  Fulfillment to franchisees from GNC’s distribution centers often spans several months and accounting periods after the initial indirect sale.  Given that the discount programs change monthly, it is impossible to predict with any certainty what discounts will be taken on which products and at what time.  As a result, prior to 2015, the Company had historically booked gross revenue through the indirect channel upon shipment to GNC.  Discounts taken by franchisees upon fulfillment from GNC’s distribution center are billed back to the Company as a credit to a future invoice.  The Company accounted for these deductions  (“Vendor Funded Discounts“) as a selling and marketing expense in the period that the deduction was taken by GNC.  Management believes this approach was the best way to match the expense to the timing of actual product fulfillment at the store level when the discounts are actually taken.  In an effort to ensure consistent accounting policies across all operating divisions after the acquisition of iSatori, the Company elected to modify its accounting policy for Vendor Funded Discounts for the fiscal year ended December 31, 2015 and therafter. As a result, for all indirect distribution, the Company estimates anticipated discounts at the time product is shipped to GNC’s distribution center(s) and recognizes that estimate as a deduction from gross revenue at the time of shipment to GNC.  Actual discounts are compared to the estimate each accounting period and adjusted as necessary. Total revenue and selling and marketing expense is reduced by the amount of the estimate, and the new policy has no effect on operating or net income.  Results of operations for the years ended December 31, 2015 and 2016 were both reported using the net revenue approach. The change had no impact on operating income or net income.

Customer Concentration

                Total sales to GNC during 2016 and 2015 were $21,897,633 and $16,989,536, respectively representing 87% and 95% of total revenue respectively.  Accounts receivable attributible to GNC as of December 31, 2016 and 2015 were $2,327,689 and $2,577,577, respectively representing 83% and 96% of the Company's total accounts receivable balance, respectively.

Product  Returns

             We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online throught one of our websites.  Product sold to GNC may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled.  GNC maintains a customer satisfaction program which allows customers to return product to the store for credit or refund.  Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returnted product through either direct payment or credit against a future invoice.  We also support a product return policy for iSatori Products, whereby customers can return product for credit or refund.  Historically, with a few noted exceptions, product returns have been immaterial.  That said, despite the best  of management, product returns can and do occur from time to time and can be material.

               Information for product returns is predictabel and received on regular basis and adjusted for accordingly.  Adjustments for returns are based on factual information and historical trends for both NDS products and iSatori products and special to each distribution channel.  We monitor, among other things, remaining shelflife and sell through data on a weekly basis.  If we determine there are any risks or issues with any specific products we accrue sales return allowances based on management's assessment of the overal risk and liklihood of returns in light of all information available.

Accounts Receivable

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. We maintain an insurance policy for iSatori Products for international shipments, which protects the Company in the event the international distributor does not or cannot remit payment. The Company recorded an expense of $3,552 related to bad debt and doubtful accounts during the year ended December 31, 2016.

Note Receivable

In connection with iSatori's sale of its Living Orchard product line in 2010, the Company recorded a note receivable representing all or a portion of the purchase price.  The term of the note receivable were amended in 2013.  Since that time, the buyer has continued to make bi-weekly payments in satisfaction of the note receivable.  Each payment is approximately $750.  The Company does not record any interest income in connection with this receivable.

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

Allowance for Sales Returns and Incentive Programs

The Company currently does not establish reserve allowances against accounts receivable related to sales returns or incentive programs.  Sales returns are captured on a weekly basis and accounts receivable are updated accordingly.  Given the real-time nature of the information, an allowance account for sales returns is not necessary.  Regarding incentives, the Company accrues an estimate of 8% for promotional expenses it calls “vendor funded discounts” at the time of sale.  The expense is recorded as a contra-revenue account, and the expected incentive costs are never included in accounts receivable. As such, an allowance account for incentives is not required or necessary.  Actual incentive costs are reconciled to the estimate on a regular basis.

Cash and Cash Equivalents

The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations.  At times, the Company's cash balance exceeds these federal limitations.  The amount in excess was $1,085,992 and $1,212,535 as of December 31, 2016 and 2015, respectively.

Deposits

Deposits are security deposits for leased properties in Nebraska and Colorado. The deposits will be returned at the end of the lease term.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO“) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including raw material and finished goods for all of its product offerings across all of the Company’s operating subsidiaries. At December 31, 2016, the value of the Company’s inventory was $3,756,716, of which $2,624,461 and $1,132,256 was related to NDS Products and iSatori Products, respectively. At December 31, 2015, the value of the Company’s inventory was $4,790,301.

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

The Company adopted the provisions of FASB Interpretation No. 48; Accounting For Uncertainty In Income Taxes - An Interpretation of ASC Topic 740 ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2016, the Company did not record any liabilities for uncertain tax positions.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively effective 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2016, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

Concentration of Business and Credit Risk

        The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit lnsurance Corporation up to certain federal limitations. At times, the Company's cash balance exceeds these federal limitations. The amount in excess was $1,085,992 and $1,212,535 as of December 31, 2016 and 2015, respectively.

        The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

                 One customer comprised 82% and 91% of the Company’s revenues for the years ended December 31, 2016 and 2015, respectively. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, or results of operation.

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

Recent Accounting Pronouncements

               Stock Compensation - Employee Share-Based Payments – In March 2016, the FASB issued guidance to amend certain aspects of accounting for employee share-based awards, including accounting for income taxes related to those transactions. This guidance will require recognizing excess tax benefits and deficiencies (that result from an increase or decrease in the fair value of an award from grant date to the vesting date or exercise date) on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows, instead of as a financing activity. In addition, cash paid for shares withheld to satisfy employee taxes will be classified as a financing activity, instead of as an operating activity. The guidance is effective beginning in the first quarter of the Company’s 2018 fiscal year (with early adoption permitted) and is required to be adopted as follows:

●	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision.
●	Retrospectively or prospectively for the classification of excess tax benefits and deficiencies in the statement of cash flows.
●	Retrospectively for the classification of cash paid for shares withheld to satisfy employee taxes in the statement of cash flows.

                Leases – In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new standard also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

                   Inventory Measurement – In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

                    Going Concern Disclosures – In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

NOTE 4.  PREPAID EXPENSES

The Company has prepaid expenses as of December 31, 2016 and 2015 as follows:

	December 31,
	2016	2015
Prepaid Expenses	136,014	334,483
Total	$136,014	$334,483

NOTE 5.  INVENTORIES

The Company inventories as of December 31, 2016 and 2015 consists as follows:

	December 31,
	2016	2015
Finished goods	$3,069,531	$3,381,973
Components	687,185	1,408,328
Total	$3,756,716	$4,790,301

NOTE 6.  PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2016 and 2015 as follows:

	December 31,
	2016	2015
Equipment	$792,930	$808,324
Accumulated depreciation	$(621,926)	$(581,520)
Total	$171,004	$226,804

Depreciation expense was $56,236 for December 31, 2016 compared to $29,830 for December 31, 2015.

               Intangible assets and amortization expense required, see example for updates and inclusion:

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

               The acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805, Business Combinations. The following table sets forth the estimated fair value of assets acquired and liabilities assumed for the acquisitions as of the acquisition date.

Current assets	$3,117,459
Current Liabilities	$(5,009,760)
Property Plant and Equipment	$237,498
Intangible Assets
Customer Relationship (10-year life)	$593,000
Trade names (10-year life)	$504,000
Intellectual Property (10-year life)	$868,000
Other non-current assets	$57,314
Goodwill	$4,197,448

Net assets acquired	$4,564,959

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

The Company had total amortization expense of $421,999 and $270,311 for December 31, 2016 and December 31, 2015.

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

The following unaudited pro forma information presents a summary of the Company’s combined results of operations for the year ended December 31, 2015 as if the iSatori acquisition had occurred on January 1, 2015.  The following pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of the incremental costs incurred in integrating the businesses.

(in thousands, except per share data)	December 31, 2015
Total revenue	$24,842
Income from continuing operations	(4,813)
Basic earnings per share from continuing operations	$(0.44)
Diluted earnings per share from continuing operations	$(0.44)

The Company engaged a third-party valuation expert to determine if there had been any impairment to indefinite-lived intangible assets as of December 31, 2016. The analysis and report concluded that the valuation of the indefinite-lived intangible assets exceeded the carrying value of such assets. As such, no impairment was deemed necessary of December 31, 2016.

NOTE 8.  INTELLECTUAL PROPERTY

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

NOTE 9.  NOTE PAYABLES

Notes payable consist of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Revolving line of credit of $3,000,000 from U.S. Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014, May 15, 2015 and August 15, 2016 at an interest rate of 3.0% plus the one-month LIBOR quoted by U.S. Bank from Reuters Screen LIBOR. The line of credit matures on June 15, 2017, and is secured by 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of FitLife Brands, Inc. The Company pays interest only on this line of credit.	$1,950,000	$1,490,305
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	914,002	1,439,727
Notes payable for warehouse equipment	12,700	54,036
Total of notes payable and advances	2,876,703	2,984,068
Less current portion	(2,507,526)	(2,069,930)

Long-term portion	$369,177	$914,138

As of December 31, 2016, the Company was not in compliance with certain financial covenants with a four-quarter look-back period in its existing term loan and revolving line of credit with U.S. Bank (the “Bank”), principally due to decreased revenue received during the third quarter of fiscal 2016. The Company received a waiver for all covenant defaults on both the existing five-year term loan and revolving line of credit with the Bank for the quarter ended December 31, 2016. No consideration was paid or payable in connection with such waiver. Receipt of the waiver for the current period notwithstanding, no assurances can be given with respect to either the Company’s ability to secure and maintain compliance with the covenants in future periods, or, in the event the Company is not compliant, that the Bank with provide a waiver of compliance for such covenants in future periods. In the event the Company is not in compliance with the covenants in future periods and the Bank fails to provide a waiver, declares the term loan or revolving line of credit to be in default, and terminates the term loan or the revolving line of credit, any amounts due the Bank at such time would become immediately due and payable. In such event, our financial condition will be negatively affected, and such affect could be material.

NOTE 10.  EQUITY

Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value, of which 10,449,520 common shares were issued and outstanding as of December 31, 2016. Subject to a limit of 10,000,000 preferred shares in the aggregate, the Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of December 31, 2016.

As of December 31, 2016, 33,869 shares of common stock were subscribed and 41,920 shares were held in treasury, reserved for cancellation.

Options

As of December 31, 2016, 1,059,988 options to purchase common stock of the Company were issued and outstanding. During the fiscal year ended December 31, 2016, the Company issued 219,000 options to key employees and members of the Board of Directors, which are expensed monthly basis over a three year period. Additional information about the outstanding options is included in the following table:

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

As of December 31, 2016, 60,620 warrants to purchase common stock of the Company were issued and outstanding, all of which were assumed by the Company in connection with the acquisition of iSatori. Additional information about the outstanding warrants is included in the following table:

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
17,320	$12.99	10/01/13	01/01/18	No
43,300	$12.99	07/16/13	07/16/18	No
60,620

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

The Company issued 82,853 shares of its common stock and 33,869 shares of its common stock subscribed for services rendered during the year ended December 31, 2016, for which it recorded an aggregate expense of $153,002, as compared to an expense of $179,203 for the year ended December 31, 2015. During the year ended December 31, 2016 the Company also cancelled 86,534 shares surrendered in settlement of a tax obligation and issued 85,089 shares in connection with the cashless exercise of an option held by a member of the Board of Directors.

2016

During the year ended December 31, 2016, the Company issued 82,853 shares of its common stock and 33,869 shares of its common stock subscribed, consisting of (i) 66,666 shares issued to employees for the fair value of services rendered; (ii) 24,082 shares issued to members of the Board of Directors for the fair value of services rendered consistent with the Company’s Board compensation plan, and (iii) 25,974 shares issued to members of the Board of Directors for the fair value of services rendered in connection with the Company’s acquisition of iSatori.   In addition to the above, during the year ended December 31, 2016 the Company cancelled 86,534 shares surrendered by an employee in settlement of a tax obligation from a previously issued grant that vested during the year, issued 85,089 shares in connection with the cashless exercise of an option grant assumed by the Company in connection with the acquisition of iSatori, bought back 41,920 shares pursuant to the terms of its share Repurchase Program, all of which remained subject to cancellation from treasuryas of December 31, 2016. During the fiscal year ended December 31, 2016, the Company issued 219,000 options to key employees, for which it records a monthly expense equal to 1/36th of the total value of the grant. The Company did not issue any shares of its common stock to investors for cash during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company valued shares issued for services rendered based on the trading value of the stock at the time of grant. Options are valued using the Black-Scholes option pricing model subject to maximum implied volatility of 40%.

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

NOTE 11.  INCOME TAXES

      The provision (benefit) for income taxes from continued operations for the years ended December 31, 2016 and 2015 consist of the following:

Current:	December 31, 2016	December 31, 2015
Federal AMT	$-	$-
State	2,417	-
	2,417	-
Deferred:
Federal	(139,279)	5,074
State	(15,475)	5,510
	(154,754)	10,584
Change in valuation allowance	154,754	(10,584)

Provision (benefit) for income taxes, net	$2,417	$-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets consist principally from the following:

	December 31, 2016	December 31, 2015
Inventory	$54,000	$41,401
Allowance for Doubtful Accounts	-	162,849
Foreign tax credits	30,000	30,086
Share Based Compensation	39,000	39,485
Other	8,000	24,100
Property and equipment	-	16,712
Net operating loss carryforwards	7,666,946	7,666,946
Valuation allowance	(7,013,946)	(7,168,700)

Deferred income tax asset	784,000	812,879

Deferred expenses	(63,000)	(71,482)
Property and equipment	(32,000)	(52,397)

Deferred income tax liability	(95,000)	(123,879)

Net deferred tax asset	$689,000	$689,000

The Company has net operating loss carryforwards of approximately $22,400,000 for federal purposes available to offset future taxable income through 2036 and 2.298,000 for State of Colorado purposes which expire in various years through 2036, The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under  Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

      ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to itsrecent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required. At the end of the year ended December 31, 2012, expectations of taxable income necessitated a reduction in the valuation allowance and a restoration of $689,000 of deferred tax assets related to net operating losses expected to be utilized in the next 12 months.  At December 31, 2016, the Company continues to maintain the deferred tax asset of $689,000.

NOTE 12.  FAIR VALUE MEASUREMENTS

The Company immediately adopted FASB Accounting Standards Codification No. 820 (SFAS 157), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2016, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

      Non-financial assets, such as property, equipment and leasehold improvements, goodwill, and intangible assets, are required to be measured at fair value only when an impairment loss is recognized. The Company did not record an impairment charge related to these assets during the years ended December 31, 2016 and 2015.

 NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company does not have a commitment and contingency liability associated with any third party consulting agreements.

NOTE 14.  RELATED PARTY TRANSACTIONS

The Company did not have any related party transactions as of December 31, 2016.

NOTE 15. NET INCOME / (LOSS) PER SHARE

Basic income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average fully diluted number of shares of common stock outstanding during the period. For the year ended December 31, 2016, the following potential shares of common stock were excluded in the number of shares of common stock outstanding for the calculation of diluted income per share. For the year ended December 31, 2015, the following potential shares of common stock were included in the number of the shares of common stock outstanding for the calculation of diluted income per share.

	December 31,
	2016	2015
Warrants	102,287	98,742
Options	1,008,132	614,607
Total	1,110,418	713,349

The following table represents the computation of basic and diluted losses per share at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Net income (losses) available for common shareholders	368,078	(1,165,940)

Basic weighted average common shares outstanding	10,429,452	8,677,433
Basic income (loss) per share	0.04	(0.13)
Diluted weighted average common shares outstanding	11,521,344	8,677,433
Diluted income (loss) per share	0.03	(0.13

Net loss per share is based upon the weighted average shares of common stock outstanding.

 NOTE 16.  SUBSEQUENT EVENTS

In April 2017, the Company and GNC entered into an agreement pursuant to which the Company agreed to provide GNC with margin support credits equal to $700,000 (“GNC Credits”), which GNC Credits will be recognized in bi-weekly or monthly installments through September 2017.   The GNC Credits will be recognized from amounts remitted by GNC to the Company, and will have the effect of decreasing net income in the periods affected. The Company believes that the agreement with GNC aligns the interests of GNC and the Company, and provides an incentive for both GNC and the Company to support the sale of the Company’s products through GNC’s centralized distribution platform.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K on April 17, 2016 and determined that no additional subsequent events occurred.