Form 10-Q
period 2017-03-31
FITLIFE BRANDS, INC.
filed 2017-05-22
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4509 S. 143rd Street, Suite 1, Omaha, NE 68137
(Address of principal executive offices)

 (402) 884-1894
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,”“smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common stock, $0.01 par value	10,470,158

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2017

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	March 31,	December 31,
	2017	2016

CURRENT ASSETS
Cash	$1,133,148	$1,293,041
Accounts receivable, net	4,385,965	2,792,649
Security deposits	24,956	24,956
Inventory	2,895,670	3,756,716
Note receivable, current portion	53,227	2,782
Prepaid income tax	120,000	120,000
Prepaid expenses and other current assets	48,549	136,014
Total current assets	8,661,515	8,126,158

PROPERTY AND EQUIPMENT, net	157,165	171,004

Note receivable, net of current portion	-	52,696
Deferred Taxes	689,000	689,000
Intangibles assets, net	6,402,006	6,507,505
TOTAL ASSETS	$15,909,686	$15,546,363

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,446,193	$1,596,748
Accrued expenses and other liabilities	494,769	539,765
Line of credit	1,950,000	1,950,000
Term loan agreement, current portion	549,743	544,825
Notes payable	9,860	12,700
Total current liabilities	5,450,565	4,644,038

LONG-TERM DEBT, net of current portion	229,779	369,177

TOTAL LIABILITIES	5,680,344	5,013,215

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of
March 31, 2017 and December 31, 2016:
Preferred stock Series A; 10,000,000 shares authorized; 0 shares issued
and outstanding as of March 31, 2017 and December 31, 2016	-	-
Preferred stock Series B; 1,000 shares authorized; 0 shares issued
and outstanding as of March 31, 2017 and December 31, 2016	-	-
Preferred stock Series C; 500 shares authorized; 0 shares issued
and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, $.01 par value, 150,000,000 shares authorized;
10,470,158 and 10,483,389 issued and outstanding
as of March 31, 2017 and December 31, 2016, respectively	104,415	104,495
Subscribed common stock	287	339
Treasury stock	-	(44,416)
Additional paid-in capital	30,904,089	30,919,289
Accumulated deficit	(20,779,449)	(20,446,559)
Total stockholders' equity	10,229,342	10,533,148

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,909,686	$15,546,363

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	(Unaudited)
	2017	2016

Revenue	$5,589,354	$7,882,953

Cost of Goods Sold	3,668,790	4,264,691
Gross Profit	1,920,564	3,618,262

OPERATING EXPENSES:
General and administrative	1,160,069	1,378,859
Selling and marketing	947,386	1,196,629
Depreciation and amortization	119,338	124,756
Total operating expenses	2,226,793	2,700,244
OPERATING INCOME (LOSS)	(306,229)	918,018

OTHER (INCOME) AND EXPENSES
Interest expense	26,661	29,429
Other expense (income)	-	(565)
Total other (income) expense	26,661	28,864

Income (loss) before income taxes	(332,890)	889,154

INCOME TAXES	-	75,000

NET INCOME (LOSS)	$(332,890)	$814,154

NET INCOME (LOSS) PER SHARE:
Basic	$(0.03)	$0.08

Diluted	$(0.03)	$0.07

Basic	10,385,890	10,385,890

Diluted	10,385,890	11,398,715

 The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	(Unaudited)
	2017	2016

Net income (loss)	$(332,890)	$814,154
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	119,338	124,756
Common stock issued for services	17,500	43,831
Warrants and options issued for services	11,584	15,166
Changes in operating assets and liabilities:
Accounts receivable	(1,593,316)	(2,533,242)
Inventory	861,046	1,253,518
Deferred tax asset	-	123,879
Prepaid income tax	-	75,000
Prepaid expenses	87,465	37,470
Note receivable	2,251	3,936
Accounts payable	849,445	(1,053,510)
Accrued liabilities	(44,996)	(102,222)
Litigation reserve	-	(5,776)
Net cash used in operating activities	(22,573)	(1,203,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,772)
Long-term investment	-	2,027
Net cash used in investing activities	-	(7,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	520,000
Repayments of note payable	(137,320)	(134,166)
Net cash provided by (used in) financing activities	(137,320)	385,834

DECREASE IN CASH	(159,893)	(824,951)
CASH, BEGINNING OF PERIOD	1,293,041	1,532,550
CASH, END OF PERIOD	$1,133,148	$707,599

Supplemental disclosure operating activities

Cash paid for interest	$26,661	$29,429

 The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2017

			Subscribed		Additional
	Common Stock		Common	Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Stock	Capital	Deficit	Total

DECEMBER 31, 2016	10,483,389	$104,495	$339	$(44,416)	$30,919,289	$(20,446,559)	$10,533,148

Fair value of common shares issued for services	28,689	287			17,213		17,500

Cancellation of treasury stock	(41,920)	(419)		44,416	(43,997)		-

Issuance of common stock		52	(52)				-

Fair value of options issued for services					11,584		11,584

Net loss						(332,890)	(332,890)

MARCH 31, 2017	10,470,158	$104,415	$287	$-	$30,904,089	$(20,779,449)	$10,229,342

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition ProductsTM (“NDS”) (www.ndsnutrition.com), PMDTM (www.pmdsports.com), SirenLabsTM (www.sirenlabs.com), CoreActiveTM (www.coreactivenutrition.com), and Metis NutritionTM (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the acquisition of iSatori, Inc. (“iSatori”) on October 1, 2015, the Company added several brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS”).  The Company’s NDS Products are sold through NDS and the iSatori Products are sold through iSatori, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, which the Company acquired in September 2015.

FitLife Brands is headquartered in Omaha, Nebraska and maintains an office in Golden, Colorado. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTC:PINK market.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principles of Consolidation

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

 Impairment of Long-Lived Assets

The Company had goodwill and indefinite-lived intangible assets with a carrying value of $4,422,448 and $220,000, respectively, as of the quarter ended March 31, 2017. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, in lieu of amortizing such amounts the Company assesses the carrying value of such intangible assets for impairment on a periodic basis and records an impairment charge if the carrying value of such intangible assets exceeds the estimated fair value of the reporting unit, which in this case is the Company. The Company performed its annual goodwill impairment test as of December 31, 2016, which did not indicate the existence of an impairment at that time.  While the fiscal year-to-date financial performance have not met our expectations, and the enterprise value of the Company based on current price of the stock the Company may fluctuate at or near the recorded levels of goodwill and indefinite-lived intangible assets, Management does not consider these resultsto be a triggering event requiring the performance of an interim goodwill impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of December 31, 2017, which could result in an impairment charge to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions

Customer Concentration

Total sales to GNC during the period ended March 31, 2017 and 2016 were approximately $5,220,000 and $6,244,000, respectively representing 83% and 79% of total revenue respectively. Accounts receivable attributable to GNC as of March 31, 2017 and December 31, 2016 were approximately $3,585,000 and $2,328,000, respectively representing 88% and 83% of the Company's total accounts receivable balance, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 – INVENTORIES

The Company’s inventories as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Finished goods	$2,212,323	$3,069,531
Components	683,347	687,185
Total	$2,895,670	$3,756,716

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Equipment	$792,930	$792,930
Accumulated depreciation	(635,765)	(621,926)
Total	$157,165	$171,004

Depreciation and amortization expense for the three months ended March 31, 2017 was $13,839 as compared to $18,627 for the three-month period ended March 31, 2016.

NOTE 6 – NOTE PAYABLES

Notes payable consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Revolving line of credit of $3,000,000 from U.S. Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014, May 15, 2015 and August 15, 2016 at an interest rate of 3.0% plus the one-month LIBOR quoted by U.S. Bank from Reuters Screen LIBOR. The line of credit matures on June 15, 2017, and is secured by substantially all the assets of the Company. Advances to the Company under the line of credit are based on 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of FitLife Brands, Inc. The Company pays interest only on this line of credit.
	$1,950,000	$1,950,000

Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	779,522	914,002
Notes payable for warehouse equipment	9,860	12,700
Total of notes payable and advances	2,739,382	2,876,703
Less current portion	(2,509,603)	(2,507,526)

Long-term portion	$229,779	$369,177

               The notes are subject to certain financial covenants for which the Company was not in compliance at March 31, 2017, but has subsequently obtained a waiver thereon.

NOTE 7 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. Because of the net loss, the weighted average number of diluted shares of common stock outstanding for the three months ended March 31, 2017 did not include 10,441,469 shares of common stock, 60,620 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 969,924 shares of common stock issuable upon the exercise of outstanding options to purchase common stock due to its anti-dilutive effect. The following table represents the computation of basic and diluted income and (losses) per share for the three months ended March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
Income / (Losses) available for common shareholders	$(332,890)	$814,154

Basic weighted average common shares outstanding	10,441,469	10,385,890
Basic income / (loss) per share	$(0.03)	$0.08

Diluted weighted average common shares outstanding	10,441,469	11,398,715
Diluted income / (loss) per share	$(0.03)	$0.07

    Net income / (loss) per share is based upon the weighted average shares of common stock outstanding. Had the Company posted positive net income for the three months ended March 31, 2017, diluted weighted average common shares outstanding would have included 60,620 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants and 969,924 shares of common stock issuable upon the exercise of outstanding options to purchase common stock.

NOTE 8 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150.0 million shares of common stock, $0.01 par value, of which 10,441,469 common shares were issued and outstanding as of March 31, 2017. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of March 31, 2017.

As of March 31, 2017, 28,689 shares of common stock were subscribed for and not yet issued for.

In December 2016, the Company acquired 41,920 shares of common stock for $44,416 pursuant to a share buyback program which was accounted as treasury stock as of December 31, 2016. In January 2017, the entire 41,920 shares of common stock were cancelled by the Company.

Options

As of March 31, 2017 and December 31, 2016, 969,924 options to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table.

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
969,924

During the period ended March 31, 2017 and 2016, the Company recognized compensation expense of $11,584 and $15,166, respectively, to account the fair value of stock options that vested.

There was no intrinsic value for all the outstanding options at March 31, 2017 since the exercise price of these options were greater than the March 31, 2017 closing stock price of $0.61 per share. Future unamortized compensation expense on the unvested outstanding options at March 31, 2017 amounted to approximately $86,000, which will be recognized through fiscal 2019.

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

As of March 31, 2017 and December 31, 2016, 60,620 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
17,320	$12.99	10/01/13	01/01/18	No
43,300	$12.99	07/16/13	07/16/18	No
60,620

There was no intrinsic value for all the outstanding warrants at March 31, 2017 since the exercise price of these warrants was greater than the March 31, 2017 closing stock price of $0.61 per share.

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred, with the exception of options that are subject to vesting which are expensed ratably on a monthly basis over the life of the vesting period. During the quarter ended March 31, 2017, the Company issued 28,689 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $17,500 for the fair value of services rendered.

 NOTE 9 – INCOME TAXES

No federal tax provision has been provided for the period ended March 31, 2017 due to the loss incurred during such periods.  A provision for $75,000 was provided for the period ended March 31, 2016 based on the Company’s net income for the period and projected annual effective tax rate.

 The Company has net operating loss carryforwards of approximately $22,400,000 for federal purposes available to offset future taxable income through 2036 and 2.298,000 for State of Colorado purposes which expire in various years through 2036, The net losses have resulted in a net operating loss tax benefit of $7,666,000 as of March 31, 2017 and December 31, 2016. The Company has provided a valuation reserve of $7,014,000 against the full amount of the net operating loss benefit, because in the opinion of management the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, limitations imposed under Section 382 of the Internal Revenue Code, as amended, from change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The current accounting literature requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover its deferred tax assets, the Company considered available positive and negative evidence, including its past historical earnings and its forecast of future taxable income including the reversal of temporary differences.  At March 31, 2017 and December 31, 2016, the Company continues to maintain the deferred tax asset of $689,000.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health conscious consumers marketed under the brand names NDS Nutrition ProductsTM (“NDS”) (www.ndsnutrition.com), PMDTM (www.pmdsports.com), SirenLabsTM (www.sirenlabs.com), CoreActiveTM (www.coreactivenutrition.com), and Metis NutritionTM (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

 Net Sales.  Revenue for the three months ended March 31, 2017 decreased 29.1% to $5,589,354 as compared to $7,882,953 for the three months ended March 31, 2016. Revenue for the three months ended March 31, 2017 for the Company’s NDS Nutrition division decreased 21.6% to $4,128,392 as compared to $5,263,418 for the three months ended March 31, 2016. Revenue for the three months ended March 31, 2017 for the Company’s NDS Nutrition division included a one-time non-recurring adjustment of $700,000 related to a margin support credit memorandum entered into between the Company and GNC in April 2017. Excluding the one-time non-recurring adjustment, revenue for the Company’s NDS Nutrition division decreased 8.3% to $4,828,392 as compared to $5,263,418 for the three months ended March 31, 2016. The decline was principally related to lower average inventory levels and tighter credit at the store level.

Revenue attributable to the Company’s iSatori operating division, was $1,460,962 during the quarter ended March 31, 2017 compared to $2,619,535 for the three months ended March 31, 2016. The decrease in total revenue in the three months ended March 31, 2017 compared to the comparable period last year is principally attributable to normal variances in product introduction cycles which resulted in a fewer number of new product introductions during the quarter ended March 31, 2017 compared to the comparable period in 2016. Management anticipates that it will benefit from new product introductions beginning in the quarter ending June 30, 2017, which, although no assurances can be given, should result in increased revenues in subsequent reporting periods compared to prior reporting periods.

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

 Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2017 decreased to $3,668,790 as compared to $4,264,691 for the three months ended March 31, 2016.  The decrease during the three-month period is principally attributable to lower sales in the period.

General and Administrative Expense.   General and administrative expense for the three months ended March 31, 2017 decreased to $1,160,069 as compared to $1,378,859 for the three months ended March 31, 2016.  The decrease in general and administrative expense for the three months ended March 31, 2017 and 2016 is principally attributable to ongoing cost reduction initiatives as well as the continued integration efforts at the iSatori division which resulted in a lower headcount.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2017 decreased to $947,386 as compared to $1,196,629 for the three months ended March 31, 2016.  The decrease in selling and marketing expense for the three and month periods ended March 31, 2016 is principally the result of budgetary controls and efficiencies gained through the acquisition of iSatori.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2017 decreased to $119,338 as compared to $124,756 for the three months ended March 31, 2016.

Net Income/(Loss).  We generated a net loss of $332,890 for the three-month period ended March 31, 2017 as compared to a net income of $814,154 for the three months ended March 31, 2016. The decrease in net income for the three-month period ended March 31, 2017 compared to the comparable period last year is principally attributable the $700,000 one-time non-recurring credit memo, absent which the Company would have posted a net income of $367,110 for the three month period ended March 31, 2017. In addition to the foregoing, during the period ended March 31, 2017 the iSatori division recorded a net loss of $115,727 as compared to net income to $159,454 for the iSatori division for the comparable quarter last year.

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

Cash Used in Operations. Our cash used in operating activities for the three months ended March 31, 2017 was $22,573, as compared to cash used in operating activities of $1,203,040 for the three months ended March 31, 2016. The increase is primarily attributable to variations in certain working capital accounts consistent with normal business practices and outcomes. Net working capital decreased to $3,210,950 as of the quarter ended March 31, 2017 compared to $3,982,042 as of March 31, 2016.

Cash Provided by/(Used in) Investing Activities.  Cash used in investing activities for the three months ended March 31, 2017 was $0 as compared to $7,745 used in investing activities for the three months ended March 31, 2016.

Cash Used in Financing Activities.   Our cash used in financing activities for the three months ended March 31, 2017 was $137,320, as compared to $385,834 cash provided by financing activities during the three months ended March 31, 2016. The primary difference was that we drew down $520,000 during the three months ended March 31, 2016 from our existing line of credit with U.S. Bank and made zero draw downs on the line of credit during the quarter ended March 31, 2017.  We expect to pay back all amounts borrowed under the line of credit, as well as any outstanding principal under the Company’s existing term loan with U.S. Bank as soon as practicable.

Goodwill and Indefinite-Lived Intangible Assets

The Company had goodwill and indefinite-lived intangible assets with a carrying value of $4,422,448 and $220,000, respectively, as of the quarter ended March 31, 2017. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, in lieu of amortizing such amounts the Company assesses the carrying value of such intangible assets for impairment on a periodic basis and records an impairment charge if the carrying value of such intangible assets exceeds the estimated fair value of the reporting unit, which in this case is the Company. The Company performed its annual goodwill impairment test as of December 31, 2016, which did not indicate the existence of an impairment at that time.  While the fiscal year-to-date financial performance have not met our expectations, and the enterprise value of the Company based on current price of the stock the Company may fluctuate at or near the recorded levels of goodwill and indefinite-lived intangible assets, Management does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of December 31, 2017, which could result in an impairment charge to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2017. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2017. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2016.

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

On February 19, 2015 this matter was transferred to the Central District of California to the Honorable Manuel Real.  Judge Real had previously issued an order dismissing a previously filed but similar lawsuit that had been filed by the same lawyer who represents the plaintiffs in the Ryan matter.  The United States Court of Appeals recently reversed part of the dismissal issued by Judge Real and remanded the case back down to the district court for further proceedings.  As a result, the parties in the Ryan matter recently issued a joint status report and that matter is again active.

On February 28, 2017, Kevin Fahey, through his attorney, and on behalf of himself and the citizens of the District of Columbia, file a Complaint in the Superior Court of the District of Columbia Civil Division captioned Fahey vs. BioGenetic Laboratories, Inc, et al, case No.2017 CA 001240.  The Complaint was filed against BioGenetics, a division of the Company, and various General Nutrition Center (“GNC”) entities. Fahey asserts in his Complaint that the labeling and marketing materials of the product HCG Activator are fraudulent, false and misleading with respect to certain weight loss and hunger suppression claims.  Fahey claims these actions violate the District of Columbia Consumer Protection Procedures Act Section 28-3901 et seq., and has asked the court for direct treble damages, punitive damages, disgorgement of profits, attorneys’ fees and injunctive relief. The parties have agreed in principle to a mutually agreeable resolution and expect this lawsuit to be dismissed, with prejudice in the near future. The proposed resolution is not anticipated to have a material impact on the Company, it financial condition or results from operations.

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

ITEM 1A. RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended March 31, 2017, the Company did not repurchase any shares of its common stock. The Company’s Repurchase Program authorizes the Company to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations.

As of March 31, 2017, the Company had repurchased an aggregate total of 242,909 shares of our common stock under the Repurchase Program, at an average purchase price of $1.82 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2017.

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

Registrant Date: May 22, 2017	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: May 22, 2017	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)