Form 10-Q
period 2017-06-30
FITLIFE BRANDS, INC.
filed 2017-08-21
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common stock, $0.01 par value	10,504,472

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2017

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	June 30,	December 31,
	2017	2016

CURRENT ASSETS
Cash	$1,430,372	$1,293,041
Accounts receivable, net	3,676,624	2,792,649
Security deposits	24,956	24,956
Inventory	2,564,682	3,756,716
Note receivable, current portion	2,782	2,782
Prepaid income tax	120,000	120,000
Prepaid expenses and other current assets	121,674	136,014
Total current assets	7,941,090	8,126,157

PROPERTY AND EQUIPMENT, net	148,805	171,004

Note receivable, net of current portion	48,195	52,696
Deferred Taxes	689,000	689,000
Intangibles assets, net	6,297,943	6,507,505
TOTAL ASSETS	$15,125,033	$15,546,362

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,148,313	$1,596,748
Accrued expenses and other liabilities	669,063	539,765
Line of credit	1,950,000	1,950,000
Term loan agreement, current portion	554,706	544,825
Notes payable	7,004	12,700
Total current liabilities	5,329,086	4,644,038

LONG-TERM DEBT, net of current portion	89,113	369,177

TOTAL LIABILITIES	5,418,199	5,013,215

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of
June 30, 2017 and December 31, 2016:
Preferred stock Series A; 10,000,000 shares authorized; 0 shares issued
and outstanding as of June 30, 2017 and December 31, 2016	-	-
Preferred stock Series B; 1,000 shares authorized; 0 shares issued
and outstanding as of June 30, 2017 and December 31, 2016	-	-
Preferred stock Series C; 500 shares authorized; 0 shares issued
and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, $.01 par value, 150,000,000 shares authorized;
10,504,472 and 10,483,389 issued and outstanding
as of June 30, 2017 and December 31, 2016, respectively	105,045	104,495
Subscribed common stock	-	339
Treasury stock	-	(44,416)
Additional paid-in capital	30,932,797	30,919,289
Accumulated deficit	(21,331,008)	(20,446,559)
Total stockholders' equity	$9,706,834	$10,533,148

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,125,033	$15,546,363

The accompanying notes are an integral part of these consolidated financial statements

 FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenue	$5,022,338	$8,662,760	$10,611,693	$16,274,989
Cost of Goods Sold	3,499,120	4,851,166	7,167,910	9,115,857
Gross Profit	1,523,218	3,811,594	3,443,783	7,159,132

OPERATING EXPENSES:
General and administrative	1,009,934	1,356,464	2,170,003	2,745,671
Selling and marketing	913,371	1,111,129	1,860,758	2,026,687
Depreciation and amortization	117,312	125,996	236,650	250,751
Total operating expenses	2,040,617	2,593,589	4,267,411	5,023,109
OPERATING INCOME (LOSS)	(517,399)	1,218,005	(823,628)	2,136,023

OTHER (INCOME) AND EXPENSES
Interest expense	29,015	27,172	55,676	56,600
Other expense (income)	5,145	(2,203)	5,145	(2,767)
Total other income, net	34,160	24,969	60,821	53,833

INCOME TAXES	-	114,000	-	189,000

NET INCOME (LOSS)	$(551,559)	$1,079,036	$(884,449)	$1,893,190

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$0.10	$(0.08)	$0.18

Diluted	$(0.05)	$0.09	$(0.08)	$0.17

Basic weighted average common shares	10,470,158	10,408,264	10,455,814	10,397,077

Diluted weighted average common shares	10,470,158	11,520,541	10,455,814	11,459,628

 The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	(Unaudited)
	2017	2016

Net income (loss)	$(884,449)	$1,893,190
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	236,650	250,751
Common stock issued for services	35,000	51,331
Warrants and options issued for services	23,135	27,537
Loss on disposal of assets	5,144	-
Changes in operating assets and liabilities:
Accounts receivable	(883,975)	(3,697,593)
Inventory	1,192,034	1,141,061
Deferred tax asset	-	123,879
Prepaid income tax	-	151,000
Prepaid expenses	14,340	137,081
Note receivable	4,501	5,485
Accounts payable	551,565	336,360
Accrued expenses and other liabilities	129,298	(185,697)
Litigation reserve	-	(95,775)
Income tax payable	-	38,000
Net cash provided by operating activities	423,243	176,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,033)	(21,619)
Long-term investment	-	2,027
Net cash used in investing activities	(10,033)	(19,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draw down on credit line	-	520,000
Repayments of term loan and note payable	(275,879)	(269,452)
Net cash provided by (used in) financing activities	(275,879)	250,548

INCREASE IN CASH	137,331	407,566
CASH, BEGINNING OF PERIOD	1,293,041	1,532,550
CASH, END OF PERIOD	$1,430,372	$1,940,116

Supplemental disclosure operating activities
Cash paid for interest	$55,676	$56,601
Non-cash investing and financing activities
Cancellation of Treasury Stock	$44,416	$-

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS
ENDED JUNE 30, 2017

	Common Stock		SubscribedCommon	Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Stock	Capital	Deficit	Total
DECEMBER 31, 2016	10,483,389	$104,495	$339	$(44,416)	$30,919,289	$(20,446,559)	$10,533,148

Common stock issued for services	63,003	630			34,370		35,000

Cancellation of treasury stock	(41,920)	(419)		44,416	$(43,997)		-

Issuance of subscribed commom stock		339	(339)				-

Fair value of options issued for services					23,135		23,135

Net loss						(884,449)	(884,449)

JUNE 30, 2017	10,504,472	$105,045	$-	$-	$30,932,797	$(21,331,008)	$9,706,834

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS”).  The Company’s NDS Products are sold through NDS and the iSatori Products are sold through iSatori, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, which the Company acquired in October 2015.

The Company is headquartered in Omaha, Nebraska and maintains an office in Golden, Colorado. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTC:PINK market.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

 Impairment of Long-Lived Assets

The Company had goodwill and intangible assets with a carrying value of $4,422,448 and $1,875,495, respectively, as of the quarter ended June 30, 2017. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of such intangible assets for impairment on a periodic basis and records an impairment charge if the carrying value of such intangible assets exceeds the estimated fair value of the reporting unit, which in this case is the Company. The Company performed its annual goodwill impairment test as of December 31, 2016, which did not indicate the existence of an impairment at that time.  While the fiscal year-to-date financial performance have not met our expectations, and the enterprise value of the Company based on current price of the stock the Company may fluctuate at or near the recorded levels of goodwill and indefinite-lived intangible assets, Management does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of December 31, 2017, which could result in an impairment charge to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions

Customer Concentration

Gross sales prior to reduction for vendor funded discounts and coupons to GNC during the period ended June 30, 2017 and 2016 were approximately $11,235,892 and $14,844,691, respectively representing 81.9% and 82.8% of total revenue respectively. Accounts receivable attributable to GNC as of June 30, 2017 and June 30, 2016 were approximately $3,115,274 and $5,489,253, respectively representing 84.7% and 86.0% of the Company's total accounts receivable balance, respectively.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Finished goods	$1,945,103	$3,069,531
Components	619,580	687,185
Total	$2,564,683	$3,756,716

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Equipment	$796,790	792,930
Accumulated depreciation	(647,985)	(621,926)
Total	$148,805	171,004

Depreciation and amortization expense for the six months ended June 30, 2017 was $27,088 as compared to $38,667 for the six-month period ended June 30, 2016. During the period ended June 30, 2017, the Company also disposed various equipment with a cost of $6,173 and accumulated depreciation of $1,029 which resulted in a loss on diposal of $5,144.

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Revolving line of credit of $3,000,000 from U.S. Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014, May 15, 2015 and August 15, 2016 at an interest rate of 3.0% plus the one-month LIBOR quoted by U.S. Bank from Reuters Screen LIBOR. The line of credit matured on June 15, 2017; however, U.S. Bank has agreed to extend the maturity date of the line of credit for an additional 60 days to August 15, 2017. The line of credit is secured by substantially all the assets of the Company. During the 60-day period in which U.S. Bank has extended the maturity date of the line of credit, U.S. Bank is conducting an audit of the Company’s assets securing the line of credit. Advances to the Company under the line of credit are based on 80% of the eligible receivables and 50% of the eligible inventory (such inventory amount not to exceed 50% of the borrowing base) of the Company. The Company pays interest only on this line of credit.
	$1,950,000	$1,950,000

Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	643,819	914,002
Notes payable for warehouse equipment	7,004	12,700
Total of notes payable and advances	2,600,823	2,876,703
Less current portion	(2,511,710)	(2,507,526)

Long-term portion	$89,113	$369,177

               The notes are subject to certain financial covenants for which the Company was not in compliance at June 30, 2017, but has requested a waiver or forbearance thereon (see Note 10).

NOTE 7 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. Because of the net loss, the weighted average number of diluted shares of common stock outstanding for the three and six months ended June 30, 2017 did not include 60,620 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 899,375 shares of common stock issuable upon the exercise of outstanding options to purchase common stock due to its anti-dilutive effect. The following table represents the computation of basic and diluted income and (losses) per share for the three and six months ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Income / (Losses) available for common shareholders	$(551,559)	$1,079,036

Basic weighted average common shares outstanding	10,470,158	10,408,264
Basic income / (loss) per share	$(0.05)	$0.10

Diluted weighted average common shares outstanding	10,470,158	11,520,541
Diluted income / (loss) per share	$(0.05)	$0.09

NOTE 8 - EQUITY

Common and Preferred Stock

The Company is authorized to issue 150.0 million shares of common stock, $0.01 par value, of which 10,504,472 common shares were issued and outstanding as of June 30, 2017. The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of June 30, 2017.

As of June 30, 2017, 34,314 shares of common stock were subscribed for and not yet issued, however, all such subscribed shares were issued prior to filing of this report on Form 10Q for the three and six month periods ended June 30, 2017 and reflected on the balance sheet as issued.

Options

As of June 30, 2017, 899,375 options to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
50,000	$ 0.90	01/16/13	01/16/18	No
10,000	$ 1.00	03/04/13	03/04/18	No
217,614	$ 1.39	05/09/16	05/09/21	Yes
4,330	$ 1.44	09/29/15	09/29/25	No
40,000	$ 2.20	04/11/14	04/11/19	No
370,000	$ 2.30	02/23/15	02/23/20	No
93,503	$ 3.31	02/16/12	02/16/22	No
19,424	$ 4.62	05/13/15	05/13/25	Yes
4,330	$ 5.49	04/08/15	04/08/25	No
1,732	$ 5.81	03/05/15	03/05/25	No
33,774	$ 5.89	03/23/15	03/23/25	Yes
8,660	$ 12.13	09/17/13	09/17/23	Yes
21,650	$ 12.99	09/06/12	09/05/17	No
7,038	$ 12.99	11/14/12	09/27/22	No
17,320	$ 14.43	01/16/13	11/30/22	No
899,375

During the six month period ended June 30, 2017 and 2016, the Company recognized compensation expense of $23,135 and $3,983, respectively, to account the fair value of stock options that vested.

There was no intrinsic value for all the outstanding options at June 30, 2017 since the exercise price of these options were greater than the June 30, 2017 closing stock price of $0.51 per share.

Warrants

As of June 30, 2017, 60,620 warrants to purchase common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
17,320	$ 12.99	10/01/13	01/01/18	No
43,300	$ 12.99	07/16/13	07/16/18	No
60,620

There was no intrinsic value for all the outstanding warrants at June 30, 2017 since the exercise price of these warrants was greater than the June 30, 2017 closing stock price of $0.51 per share.

Private Placements, Other Issuances and Cancellations

The Company periodically issues shares of its common stock, as well as options and warrants to purchase shares of common stock to investors in connection with private placement transactions, and to advisors, consultants and employees for the fair value of services rendered. Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date on which such transactions or agreements are consummated. The Company expenses the fair value of all such issuances in the period incurred, with the exception of options that are subject to vesting which are expensed ratably on a monthly basis over the life of the vesting period. During the quarter ended June 30, 2017, the Company issued 63,003 shares of common stock subscribed for services rendered by directors that elected to take their board fees in shares of common stock in lieu of cash payment and recorded an expense of $35,000 for the fair value of services rendered. The common shares were valued at the date of issuances.

 NOTE 9 – INCOME TAXES

No federal tax provision has been provided for the period ended June 30, 2017 due to the loss incurred during such periods.  A provision for $114,000 was provided for the period ended June 30, 2016 based on the Company’s net income for the period and projected annual effective tax rate.

 NOTE 10 – SUBSEQUENT EVENTS

The Company’s revolving line of credit from U.S. Bank, dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014, May 15, 2015 and August 15, 2016, matured on June 15, 2017. However, U.S. Bank agreed to extend the maturity date of the line of credit for an additional 60 days to August 15, 2017. As of August 21, 2017, a condition of default exists under the line of credit.  Although no assurances can be given, management is currently negotiating with U.S. Bank to extend the line of credit through December 15, 2017, and avoid an event of default.  The line of credit is secured by substantially all the assets of the Company (see Note 6).

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted that no additional subsequent events exist that are reasonably likely to impact the financial statements.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016

Net Sales.  Revenue for the three months ended June 30, 2017 decreased 42.0% to $5,022,338 as compared to $8,662,760 for the three months ended June 30, 2016. Revenue for the six months ended June 30, 2016 decreased 34.8% to $10,611,693 as compared to $16,274,989 for the six months ended June 30, 2016. Revenue for the six months ended June 30, 2017 included a one-time non-recurring adjustment of $700,000 related to a margin support credit memorandum entered into between the Company and GNC in April 2017.

Revenue for the three months ended June 30, 2017 for the Company’s NDS Nutrition division decreased 40.0% to $3,594,507 as compared to $5,993,166 for the three months ended June 30, 2016. The decrease in total revenue attributable to NDS products is principally attributable to the impact of convention revenue during the second quarter in 2016 and the Company’s election not to attend the convention in 2017 as well as efforts of the Company’s largest distribution partner to reduce average existing inventory levels to fulfill product demand in the short term, which resulted in an unprecedented divergence of wholesale purchases compared to product movement at retail.  Revenue attributable to the Company’s iSatori operating division was $1,427,831 during the quarter ended June 30, 2017 compared to $2,669,595 for the three months ended June 30, 2016. The decrease in total revenue attributable to iSatori products in the three months ended June 30, 2017 compared to the comparable period last year is attributable to several factors, principally to fewer new product introductions during the period as compared to the prior year and the restructuring and reorganization at iSatori’s largest third-party distributor. The impact of both are expected to stabilize in the coming quarters and management anticipates that it will continue to benefit from new product introductions going forward as a key element of its strategic growth plan for both iSatori and NDS.

 Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2017 decreased to $3,499,120 as compared to $4,851,166 for the three months ended June 30, 2016.  The decrease during the three-month period is principally attributable to lower sales in the period. Cost of goods sold for the six months ended June 30, 2017 decreased to $7,167,910 as compared to $9,115,857 for the six months ended June 30, 2016.  The decrease during the six-month period is principally attributable to lower sales in the period. Notwithstanding the decrease, cost of goods sold was negatively impacted during the second quarter ended June 30, 2017 by an unusually large amount of inventory write-offs totaling approximately $376,000, of which $276,000 related to the write off of all remaining inventory with picamilion.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2017 decreased to $1,009,934 as compared to $1,356,464 for the three months ended June 30, 2016.  The decrease in general and administrative expense for the three months ended June 30, 2017 is principally attributable to ongoing cost reduction initiatives as well as the continued integration efforts at the iSatori division which resulted in a lower headcount. General and administrative expense for the six months ended June 30, 2017 decreased to $2,170,003 as compared to $2,745,671 for the six months ended June 30, 2016.  The decrease in general and administrative expense for the six months ended June 30, 2017 is similarly attributable to ongoing cost reduction initiatives and cost savings resulting from the integration of iSatori.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2017 decreased to $913,371 as compared to $1,111,129 for the three months ended June 30, 2016.  Selling and marketing expense for the six months ended June 30, 2017 decreased to $1,860,758 as compared to $2,026,687 for the six months ended June 30, 2016.  The decrease in selling and marketing expense for the three and six and month periods ended June 30, 2017 is principally the result of budgetary controls and efficiencies gained through the acquisition of iSatori.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2017 decreased to $117,312 as compared to $125,995 for the three months ended June 30, 2016.  Depreciation and amortization for the six months ended June 30, 2017 decreased to $236,650 as compared to $250,751 for the six months ended June 30, 2016.

Net Income/(Loss).  We generated a net loss of $(551,559) for the three-month period ended June 30, 2017 as compared to a net income of $1,079,036 for the three months ended June 30, 2016. The decrease in net income for the three-month period ended June 30, 2017 compared to the comparable period last year is principally attributable to lower sales volumes due to a variety of factors discussed above and write-off activity. We generated a net loss of $(884,449) for the six-month period ended June 30, 2017 as compared to a net income of $1,893,190 for the six months ended June 30, 2016, which was principally attributable to a one-time non-recurring adjustment of $700,000 related to a margin support credit memorandum entered into between the Company and GNC in April 2017, lower sales volumes, increased write-off activity and the decision to not participate in 2017 annual franchise convention.

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

Cash Provided by Operations. Our cash provided by operating activities for the six months ended June 30, 2017 was $418,100, as compared to cash provided by operating activities of $176,610 for the six months ended June 30, 2016. The increase is primarily attributable to variations in certain working capital accounts consistent with normal business practices and outcomes. Net working capital decreased to $2,660,220 as of the quarter ended June 30, 2017 compared to $5,059,096 as of June 30, 2016.

Cash Used in Investing Activities.  Cash used in investing activities for the six months ended June 30, 2017 was $(4,888) as compared to $(19,592) used in investing activities for the six months ended June 30, 2016.

Cash Provided by (Used in) Financing Activities. Our cash used in financing activities for the six months ended June 30, 2017 was $(275,879), as compared to cash provided by financing activities of $250,548 during the six months ended June 30, 2016. The primary difference was that we drew down $520,000 during the six months ended June 30, 2016 from our existing line of credit with U.S. Bank and made no draw downs on the line of credit during the six months ended June 30, 2017.  The line of credit matured on June 15, 2017; however, U.S. Bank has agreed to extend the maturity date of the line of credit for an additional 60 days to August 15, 2017. The line of credit is secured by substantially the assets of the Company. During the 60-day period in which U.S. Bank has extended the maturity date of the line of credit, U.S. Bank is conducting an audit of the Company’s assets securing the line of credit. We expect to pay back all amounts borrowed under the line of credit, as well as any outstanding principal under the Company’s existing term loan with U.S. Bank as soon as practicable.

Goodwill and Indefinite-Lived Intangible Assets

The Company had goodwill and indefinite-lived intangible assets with a carrying value of $4,422,448 and $1,875,495, respectively, as of the quarter ended June 30, 2017. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, in lieu of amortizing such amounts the Company assesses the carrying value of such intangible assets for impairment on a periodic basis and records an impairment charge if the carrying value of such intangible assets exceeds the estimated fair value of the reporting unit, which in this case is the Company. The Company performed its annual goodwill impairment test as of December 31, 2016, which did not indicate the existence of an impairment at that time.  While the fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on current price of the stock the Company may fluctuate at or near the recorded levels of goodwill and indefinite-lived intangible assets, Management does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of December 31, 2017, which could result in an impairment charge to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2017. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2017. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2016.

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

On February 28, 2017, Kevin Fahey, through his attorney, and on behalf of himself and the citizens of the District of Columbia, file a Complaint in the Superior Court of the District of Columbia Civil Division captioned Fahey vs. BioGenetic Laboratories, Inc, et al, case No.2017 CA 001240.  The Complaint was filed against BioGenetics, a division of the Company, and various General Nutrition Center (“GNC”) entities. Fahey asserts in his Complaint that the labeling and marketing materials of the product HCG Activator are fraudulent, false and misleading with respect to certain weight loss and hunger suppression claims.  Fahey claims these actions violate the District of Columbia Consumer Protection Procedures Act Section 28-3901 et seq., and has asked the court for direct treble damages, punitive damages, disgorgement of profits, attorneys’ fees and injunctive relief. This matter was resolved and the lawsuit was dismissed June 27, 2017. The resolution did not have a material impact on the Company, its financial condition or results from operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended June 30, 2017, the Company did not repurchase any shares of its common stock. The Company’s Repurchase Program authorizes the Company to purchase up to $600,000 of our common stock per annum, subject to maximum repurchases of $50,000 per month. Additional purchases under the Repurchase Program may be made from time to time at the discretion of management as market conditions warrant and subject to certain regulatory restrictions and other considerations.

As of June 30, 2017, the Company had repurchased an aggregate total of 242,909 shares of our common stock under the Repurchase Program, at an average purchase price of $1.82 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2017.

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

Registrant Date: August 21, 2017	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: August 21, 2017	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)