Form 10-Q
period 2017-09-30
FITLIFE BRANDS, INC.
filed 2017-11-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

  5214 S. 136th Street, Omaha, NE 68137
(Address of principal executive offices)

 (402) 884-1894
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common stock, $0.01 par value	10,623,522

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

-i-

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	September 30,	December 31,
	2017	2016

CURRENT ASSETS
Cash	$1,104,872	$1,293,041
Accounts receivable, net	3,380,984	2,792,649
Security deposits	24,956	24,956
Inventory	2,869,383	3,756,716
Note receivable, current portion	48,727	2,782
Prepaid income tax	120,000	120,000
Prepaid expenses and other current assets	184,958	136,014
Total current assets	7,733,880	8,126,158

PROPERTY AND EQUIPMENT, net	145,910	171,004

Note receivable, net of current portion	-	52,696
Deferred taxes	689,000	689,000
Intangibles assets, net	6,212,193	6,507,505
TOTAL ASSETS	$14,780,983	$15,546,363

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,476,417	$1,596,748
Accrued expenses and other liabilities	590,756	539,765
Line of credit	1,950,000	1,950,000
Term loan agreement, current portion	506,889	544,825
Notes payable	4,131	12,700
Total current liabilities	5,528,193	4,644,038

LONG-TERM DEBT, net of current portion	-	369,177

TOTAL LIABILITIES	5,528,193	5,013,215

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of
September 30, 2017 and December 31, 2016:
Preferred stock Series A; 10,000,000 shares authorized; no shares issued
and outstanding as of September 30, 2017 and December 31, 2016	-	-
Preferred stock Series B; 1,000 shares authorized; no shares issued
and outstanding as of September 30, 2017 and December 31, 2016	-	-
Preferred stock Series C; 500 shares authorized; no shares issued
and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $.01 par value, 150,000,000 shares authorized;
10,623,533 and 10,483,389 issued and outstanding
as of September 30, 2017 and December 31, 2016, respectively	106,235	104,495
Subscribed common stock	-	339
Treasury stock	-	(44,416)
Additional paid-in capital	30,988,947	30,919,289
Accumulated deficit	(21,842,392)	(20,446,559)
Total stockholders' equity	$9,252,790	$10,533,148

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,780,983	$15,546,363

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Revenue	$4,025,580	$5,340,616	$14,637,273	$21,615,605

Cost of Goods Sold	2,550,760	3,353,224	9,718,670	12,469,081
Gross Profit	1,474,820	1,987,392	4,918,603	9,146,524

OPERATING EXPENSES:
General and administrative	1,030,215	1,131,692	3,200,218	3,854,128
Selling and marketing	828,829	1,088,400	2,689,587	3,138,323
Depreciation and amortization	98,917	125,751	335,566	376,502
Total operating expenses	1,957,961	2,345,843	6,225,371	7,368,953
OPERATING INCOME (LOSS)	(483,141)	(358,451)	(1,306,768)	1,777,571

OTHER (INCOME) AND EXPENSES
Interest expense	28,243	27,417	83,920	84,016
Other expense (income)	-	(150)	5,145	(2,917)
Total other (income) expense	28,243	27,267	89,065	81,099

INCOME TAXES (BENEFIT)	-	(25,000)	-	164,000

NET INCOME (LOSS)	$(511,384)	$(360,718)	$(1,395,833)	$1,532,472

NET INCOME (LOSS) PER SHARE:
Basic	$(0.05)	$(0.03)	$(0.13)	$0.15

Diluted	$(0.05)	$(0.03)	$(0.13)	$0.13

Basic	10,537,805	10,446,954	10,488,135	10,413,703

Diluted	10,537,805	10,446,954	10,488,135	11,515,169

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	(Unaudited)
	2017	2016

Net income (loss)	$(1,395,833)	$1,532,472
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	335,566	376,502
Common stock issued for services	82,001	105,501
Warrants and options issued for services	33,474	45,028
Loss on disposal of property and equipment	5,145	-
Changes in operating assets and liabilities:
Accounts receivable	(588,335)	(1,369,673)
Inventory	887,333	357,326
Deferred tax asset	-	123,879
Prepaid income tax	-	151,000
Prepaid expenses	(48,944)	145,167
Note receivable	6,751	9,985
Accounts payable	879,669	(666,806)
Accrued liabilities	50,991	(369,941)
Litigation reserve	-	(95,775)
Income tax payable	-	13,000
Net cash provided by operating activities	247,818	357,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,305)	(21,619)
Long-term investment	-	2,027
Net cash used in investing activities	(20,305)	(19,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draw down on credit line	-	520,000
Payments for redemption of preferred stock	-	-
Repayments of note payable	(415,682)	(404,261)
Net cash provided by (used in) financing activities	(415,682)	115,739

INCREASE (DECREASE) IN CASH	(188,169)	453,812
CASH, BEGINNING OF PERIOD	1,293,041	1,532,550
CASH, END OF PERIOD	$1,104,872	$1,986,362

Supplemental disclosure operating activities
Cash paid for interest	$83,920	$84,016

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Common Stock		SubscribedCommon	Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Stock	Capital	Deficit	Total

DECEMBER 31, 2016	10,483,389	$104,495	$339	$(44,416)	$30,919,289	$(20,446,559)	$10,533,148

Common stock issued for services	182,064	1,820			80,180		82,001

Cancellation of treasury stock	(41,920)	(419)		44,416	(43,997)		-

Issuance of subscribed common stock		339	(339)				-

Fair value of options issued for services					33,474		33,474

Net loss						(1,395,833)	(1,395,833)

SEPTEMBER 30, 2017	10,623,533	$106,235	$-	$-	$30,988,947	$(21,842,392)	$9,252,790

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), and Metis Nutrition™ (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the acquisition of iSatori, Inc. (“iSatori”) on October 1, 2015, the Company added several brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in the consolidated condensed financial statements.

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

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses and valuations of long term assets, deferred tax assets and equity instruments issued for services during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

 Impairment of Long-Lived Assets

The Company had goodwill and intangible assets with a carrying value of $6,212,193 and $6,507,505, respectively, as of September 30, 2017 and December 31, 2016. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of such intangible assets for impairment on a periodic basis and records an impairment charge if the carrying value of such intangible assets exceeds the estimated fair value of the reporting unit, which in this case is the Company. The Company performed its annual goodwill impairment test as of December 31, 2016, which did not indicate the existence of an impairment at that time.  While the fiscal year-to-date financial performance have not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded levels of goodwill and indefinite-lived intangible assets, Management does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of December 31, 2017, which could result in an impairment charge to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions.

 Customer Concentration

  Gross sales prior to reduction for vendor funded discounts and coupons to GNC during the period ended September 30, 2017 and 2016 were $15,569,430 and $20,696,007, respectively, representing 81.0% and 82.5% of total revenue, respectively. Accounts receivable attributable to GNC as of September 30, 2017 and September 30, 2016 were $2,679,885 and $3,201,464, respectively, representing 77.7% and 79.4% of the Company's total accounts receivable balance, respectively.

Share Based Payment

The Company issues stock options, warrants and common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC718 "Compensation - Stock Compensation." Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payment to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

The Company values stock compensation based on the market price on the measurement date. For employees this is the date of grant, and for non-employees, this is the date of performance completion. The Company values stock options and warrants using the Black-Scholes option pricing model.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Finished goods	$2,237,607	$3,069,531
Components	631,776	687,185
Total	$2,869,383	$3,756,716

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Equipment	$807,061	792,930
Accumulated depreciation	(661,151)	(621,926)
Total	$145,910	171,004

Depreciation expense for the nine months ended September 30, 2017 was $40,254 as compared to $60,003 for the nine-month period ended September 30, 2016. During the period ended September 30, 2017, the Company disposed an equipment with a cost of $6,174 and accumulated depreciation of $1,029 which resulted in a loss of $5,145.

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Revolving line of credit of $3.0 million from U.S. Bank National Association ("U.S. Bank"), dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014, May 15, 2015, August 15, 2016 and August 28, 2017, at an effective interest rate equal to the prime rate announced from time to time by U.S. Bank plus 0.50%. The line of credit matured on June 15, 2017; however, U.S. Bank extended the maturity date of the line of credit until December 15, 2017. The line of credit is secured by substantially all the assets of the Company. As a result of the August 28, 2017 amendment, the Company agreed to amended and additional loan covenants and certain additional terms. Advances to the Company under the line of credit are now based solely on 80% of the eligible receivables of the Company. The Company pays interest only on this line of credit.  As disclosed in Note 11, the Company has received a notice of default from U.S. Bank resulting from a violation of a loan covenant set forth in the amended line of credit.
	$1,950,000	$1,950,000

Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	506,889	914,002
Notes payable for warehouse equipment	4,131	12,700
Total of notes payable and advances	2,461,021	2,876,703
Less current portion	(2,461,021)	(2,507,526)

Long-term portion	$-	$369,177

The U.S. Bank revolving line of credit and term loan are subject to certain financial covenants for which the Company was not in compliance at September 30, 2017 (see Note 11).

The Company is currently in violation of a loan covenant set forth in the Company’s revolving line of credit of $3.0 million from U.S. Bank as modified by that certain loan modification agreement dated August 28, 2017, of which approximately $1.95 million is due and owing as of September 30, 2017. On October 27, 2017, the Company received a notice of default from U.S. Bank related to the line of credit and term loan. The maturity date of the line of credit is currently December 15, 2017, and the Company currently does not anticipate that such line of credit will be extended or renewed. Although no assurances can be given, management is currently negotiating with alternative lenders to replace the line of credit and term loan currently with U.S. Bank. In the event the Company is unable to enter into a loan agreement with an alternate lender prior to December 15, 2017, the Company's financial condition will be negatively affected, and such affect will be material.

NOTE 7 - NET INCOME / (LOSS) PER SHARE

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share also includes the weighted average number of outstanding warrants and options in the denominator. In the event of a loss, the diluted loss per share is the same as basic loss per share. Because of the net loss, the weighted average number of diluted shares of common stock outstanding for the three and nine months ended September 30, 2017 did not include 60,620 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants, and 893,361 shares of common stock issuable upon the exercise of outstanding options to purchase common stock due to its anti-dilutive effect. The following table represents the computation of basic and diluted income and (losses) per share for the three and nine months ended September 30, 2017 and 2016.

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income / (Losses) available for common shareholders	$(511,384)	$(360,718)	$(1,395,833)	$1,532,472

Basic weighted average common shares outstanding	10,537,805	10,446,954	10,488,135	10,413,703
Basic income / (loss) per share	$(0.05)	$(0.03)	$(0.13)	$0.15

Diluted weighted average common shares outstanding	10,537,805	10,446,954	10,488,135	11,515,169
Diluted income / (loss) per share	$(0.05)	$(0.03)	$(0.13)	$0.13

NOTE 8 - EQUITY

Common Stock

The Company is authorized to issue 150.0 million shares of common stock, $0.01 par value, of which 10,623,533 common shares were issued and outstanding as of September 30, 2017. During the period ended September 30, 2017, the Company issued 182,064 shares of common stock with a fair value of $82,001 to employees and directors for services rendered. The shares were valued at the respective date of issuance.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of September 30, 2017.

Options

As of September 30, 2017, options to purchase 877,725 shares of common stock of the Company were issued and outstanding, additional information about which is included in the following table.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
50,000	$0.90	01/16/13	01/16/18	No
10,000	$1.00	03/04/13	03/04/18	No
217,614	$1.39	05/09/16	05/09/21	Yes
4,330	$1.44	09/29/15	09/29/25	No
40,000	$2.20	04/11/14	04/11/19	No
370,000	$2.30	02/23/15	02/23/20	No
93,503	$3.31	02/16/12	02/16/22	No
19,424	$4.62	05/13/15	05/13/25	Yes
4,330	$5.49	04/08/15	04/08/25	No
1,732	$5.81	03/05/15	03/05/25	No
33,774	$5.89	03/23/15	03/23/25	Yes
8,660	$12.13	09/17/13	09/17/23	Yes
7,038	$12.99	11/14/12	09/27/22	No
17,320	$14.43	01/16/13	11/30/22	No
877,725

During the nine-month period ended September 30, 2017 and 2016, the Company recognized compensation expense of $33,474 and $45,028, respectively, to account the fair value of stock options that vested during the period.

There was no intrinsic value for all the outstanding options at September 30, 2017 since the exercise price of these options were greater than the September 30, 2017 closing stock price of $0.35 per share.

Warrants

As of September 30, 2017, warrants to purchase 60,620 shares of common stock of the Company were issued and outstanding, additional information about which is included in the following table:

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
17,320	$12.99	10/01/13	01/01/18	No
43,300	$12.99	07/16/13	07/16/18	No
60,620

There was no intrinsic value for all the outstanding warrants at September 30, 2017 since the exercise price of these warrants was greater than the September 30, 2017 closing stock price of $0.35 per share.

 NOTE 9 – INCOME TAXES

No federal tax provision has been provided for the period ended September 30, 2017 due to the loss incurred during such periods.  There was no income tax provision provided for the period ended September 30, 2016 based on the Company’s net income for the period and projected annual effective tax rate.

 NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On February 19, 2015, this matter was transferred to the Central District of California to the Honorable Manuel Real.  Judge Real had previously issued an order dismissing a previously filed but similar lawsuit that had been filed by the same lawyer who represents the plaintiffs in the Ryan matter.  The United States Court of Appeals recently reversed part of the dismissal issued by Judge Real and remanded the case back down to the district court for further proceedings.  As a result, the parties in the Ryan matter recently issued a joint status report and that matter is again active.

On February 28, 2017, Kevin Fahey, through his attorney, and on behalf of himself and the citizens of the District of Columbia, file a Complaint in the Superior Court of the District of Columbia Civil Division captioned Fahey vs. BioGenetic Laboratories, Inc., et al, case No.2017 CA 001240.  The Complaint was filed against BioGenetics, a division of the Company, and various General Nutrition Center (“GNC”) entities. Fahey asserts in his Complaint that the labeling and marketing materials of the product HCG Activator are fraudulent, false and misleading with respect to certain weight loss and hunger suppression claims.  Fahey claims these actions violate the District of Columbia Consumer Protection Procedures Act Section 28-3901 et seq., and has asked the court for direct treble damages, punitive damages, disgorgement of profits, attorneys’ fees and injunctive relief. This matter was resolved and the lawsuit was dismissed June 27, 2017. The resolution did not have a material impact on the Company, its financial condition or results from operations.

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

 NOTE 11 – SUBSEQUENT EVENTS

  The Company is currently in violation of a loan covenant set forth in the Company’s revolving line of credit of $3.0 million from U.S. Bank, as modified by that certain loan modification agreement dated August 28, 2017, of which approximately $1.95 million is due and owing as of September 30, 2017. On October 27, 2017, the Company received a notice of default from U.S. Bank related to the line of credit and term loan, totaling approximately $2.4 million. The maturity date of the line of credit is currently December 15, 2017, and the Company currently does not anticipate that such line of credit will be extended or renewed. Although no assurances can be given, management is currently negotiating with alternative lenders to replace the line of credit and term loan currently with U.S. Bank. In the event the Company is unable to enter into a loan agreement with an alternative lender prior to December 15, 2017, the Company's financial condition will be negatively affected, and such affect will be material.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition Products™ (“NDS”) (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), and Metis Nutrition™ (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories, and Energize (together, “iSatori Products”).  The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States.   The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016

Net Sales.  Revenue for the three months ended September 30, 2017 decreased 24.6% to $4,025,580 as compared to $5,340,616 for the three months ended September 30, 2016. Revenue for the nine months ended September 30, 2017 decreased 32.3% to $14,637,273 as compared to $21,615,605 for the nine months ended September 30, 2016. Revenue for the nine months ended September 30, 2017 included a one-time non-recurring adjustment of $700,000 related to a margin support credit memorandum entered into between the Company and GNC in April 2017 as well as certain other elements deemed non-recurring by management.

Revenue attributable to the Company’s NDS Nutrition division for the three months ended September 30, 2017 was $3,215,372 as compared to $4,206,557 for the three months ended September 30, 2016. Revenue attributable to the Company’s NDS Nutrition division for the nine months ended September 30, 2017 was $10,938,272, as compared to $15,463,141 for the nine months ended September 30, 2016. The decrease in total revenue attributable to NDS products in the three month and nine months ended September 30, 2017 compared to the comparable period last year is principally attributable to the impact of convention revenue during the second quarter in 2016 and the Company’s election not to attend the convention in 2017, as well as efforts of the Company’s largest distribution partner to reduce average existing inventory levels to fulfill product demand in the short term, which resulted in an unprecedented divergence of wholesale purchases compared to product movement at retail.

Revenue attributable to the Company’s iSatori operating division for the three months ended September 30, 2017 was $810,208, as compared to $1,134,058 for the three months ended September 30, 2016. Revenue attributable to the Company’s iSatori operating division for the nine months ended September 30, 2017 was $3,699,001, as compared to $6,152,464 for the nine months ended September 30, 2016. The decrease in total revenue attributable to iSatori products in the three and nine months ended September 30, 2017 compared to the comparable periods last year is attributable to several factors, principally to fewer new product introductions during the period as compared to the prior year and the restructuring and reorganization at iSatori’s largest third-party distributor. The impact of both are expected to stabilize in the coming quarters and management anticipates that it will continue to benefit from new product introductions going forward as a key element of its strategic growth plan for both iSatori and NDS.

 Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2017 decreased to $2,550,760 as compared to $3,353,224 for the three months ended September 30, 2016.  The decrease during the three-month period is principally attributable to lower sales in the period. Cost of goods sold for the nine months ended September 30, 2017 decreased to $9,718,670 as compared to $12,469,081 for the nine months ended September 30, 2016.  The decrease during the nine-month period is principally attributable to lower sales in the period. Notwithstanding the decrease, cost of goods sold was negatively impacted during the nine months ended September 30, 2017 by an unusually large amount of inventory write-offs totaling approximately $376,000, of which $276,000 related to the write off of all remaining inventory of product containing picamilion.

General and Administrative Expense.   General and administrative expense for the three months ended September 30, 2017 decreased to $1,030,215 as compared to $ 1,131,692 for the three months ended September 30, 2016.  General and administrative expense for the nine months ended September 30, 2017 decreased to $3,200,218 as compared to $ 3,854,128 for the nine months ended September 30, 2016.  The decrease in general and administrative expense for the three and nine months ended September 30, 2017 is s principally attributable to ongoing cost reduction initiatives as well as the continued integration efforts at the iSatori division.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2017 decreased to $828,829 as compared to $ 1,088,400 for the three months ended September 30, 2016.  Selling and marketing expense for the nine months ended September 30, 2017 decreased to $2,689,587 as compared to $ 3,138,323 for the nine months ended September 30, 2016.  The decrease in selling and marketing expense for the three and nine and month periods ended September 30, 2017 is principally the result of budgetary controls and efficiencies gained through the acquisition of iSatori.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2017 decreased to $98,917 as compared to $125,751 for the three months ended September 30, 2016.  Depreciation and amortization for the nine months ended September 30, 2017 decreased to $335,566 as compared to $376,502 for the nine months ended September 30, 2016.

Net Income/(Loss).  We generated a net loss of $(511,384) for the three-month period ended September 30, 2017 as compared to a net loss of $(360,718) for the three months ended September 30, 2016. The increase in net loss for the three-month period ended September 30, 2017 compared to the comparable period last year is principally attributable to lower sales volumes due to a variety of factors discussed above. We generated a net loss of $(1,395,833) for the nine-month period ended September 30, 2017 as compared to a net income of $1,532,472 for the nine months ended September 30, 2016, which was principally attributable to a one-time non-recurring adjustment of $700,000 related to a margin support credit memorandum entered into between the Company and GNC in April 2017, lower sales volumes, increased write-off activity and the decision to not participate in 2017 annual franchise convention.

Liquidity and Capital Resources

At September 30, 2017, we had positive working capital of approximately $2,205,687, compared to positive working capital of approximately $3,482,120 at December 31, 2016. Our principal sources of liquidity at September 30, 2017 consisted of $1,104,872 of cash and $3,380,984 from accounts receivable. The decrease in working capital is principally attributable to our net loss incurred during the quarter ending September 30, 2017.

The Company has historically financed its operations primarily through equity and debt financings, and more recently, cash flow from operations. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. Although the anticipated cash derived from operations and existing cash resources are expected to provide for the Company’s liquidity for the next 12 months, our line of credit with U.S. Bank National Bank Association ("U.S. Bank") matures on December 15, 2017, at which time all amounts owed U.S. Bank will be due and payable. The Company has received a notice of default from U.S. Bank relating to its line of credit. The Company is currently negotiating with alternative lenders to replace U.S. Bank, and to satisfy our obligations to U.S. Bank under the line of credit and our term note. In the event the Company is unable to enter into a loan agreement with an alternative lender prior to maturity of the current line of credit with U.S. Bank, or in the event that all amounts due U.S. Bank, totalling approximately $2.4 million, are accelerated as a result of the event of default, the Company’s financial condition will be negatively affected, and such affect will be material.

Cash Provided by (Used in) Operations. Our cash provided by operating activities for the nine months ended September 30, 2017 was $247,818, as compared to cash provided by operating activities of $357,665 for the nine months ended September 30, 2016. The decrease is principally attributable to a decrease in revenue during the nine-month period, and variations in certain working capital accounts consistent with normal business practices and outcomes. Net working capital decreased to $2,205,687 as of the quarter ended September 30, 2017 compared to $4,758,923 as of September 30, 2016.

Cash Used in Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2017 was $(20,305) as compared to $(19,592) used in investing activities for the nine months ended September 30, 2016.

Cash Provided by (Used in) Financing Activities. Our cash used in financing activities for the nine months ended September 30, 2017 was $(415,681), as compared to cash provided by financing activities of $115,739 during the nine months ended September 30, 2016. The primary difference was that we drew down $520,000 during the nine months ended September 30, 2016 from our existing line of credit with U.S. Bank and made no draw downs on the line of credit during the nine months ended September 30, 2017.  The line of credit matured on June 15, 2017; however, U.S. Bank agreed to extend the maturity date of the line of credit until December 15, 2017. The line of credit is secured by substantially all of the assets of the Company. In connection with an amendment to the line of credit dated August 28, 2017, the Company agreed to additional loan covenants, one of which the Company was in violation of as of September 30, 2017. Although no assurances can be given, we currently intend to replace the line of credit with U.S. Bank with an alternative lender, and therefore pay U.S. Bank all amounts due U.S. Bank, totaling approximately $2.5 million at September 30, 2017, at maturity inclusive of both the revolving line of credit and outstanding term loan (see Item 3).

Goodwill and Indefinite-Lived Intangible Assets

The Company had goodwill and indefinite-lived intangible assets with a carrying value of $6,212,193 and $6,507,505, respectively, as of the quarter ended September 30, 2017 and December 31, 2016. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, in lieu of amortizing such amounts the Company assesses the carrying value of such intangible assets for impairment on a periodic basis and records an impairment charge if the carrying value of such intangible assets exceeds the estimated fair value of the reporting unit, which in this case is the Company. The Company performed its annual goodwill impairment test as of December 31, 2016, which did not indicate the existence of an impairment at that time.  While the fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on current price of the stock the Company may fluctuate at or near the recorded levels of goodwill and indefinite-lived intangible assets, Management does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of December 31, 2017, which could result in an impairment charge to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 3 of the Notes to the Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our consolidated financial statements.

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

  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses and valuations of long term assets, deferred tax assets and equity instruments issued for services during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

  Impairment of Long-Lived Assets

 The Company had goodwill and intangible assets with a carrying value of $6,212,193 and $6,507,505, respectively, as of September 30, 2017 and December 31, 2016. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of such intangible assets for impairment on a periodic basis and records an impairment charge if the carrying value of such intangible assets exceeds the estimated fair value of the reporting unit, which in this case is the Company. The Company performed its annual goodwill impairment test as of December 31, 2016, which did not indicate the existence of an impairment at that time.  While the fiscal year-to-date financial performance have not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded levels of goodwill and indefinite-lived intangible assets, Management does notconsider these results to be a triggering event requiring the performance of an interim goodwill impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of December 31, 2017, which could result in an impairment charge to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions.

Share Based Payment

              The Company issues stock options, warrants and common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC718 "Compensation - Stock Compensation." Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

 The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payment to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

 The Company values stock compensation based on the market price on the measurement date. For employees this is the date of grant, and for non-employees, this is the date of performance completion. The Company values stock options and warrants using the Black-Scholes option pricing model.

Recent Accounting Polices

See Footnote 3 in the accompanying financial statements for a discussion of recent accounting policies.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2017. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2017. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2016.

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

On February 28, 2017, Kevin Fahey, through his attorney, and on behalf of himself and the citizens of the District of Columbia, file a Complaint in the Superior Court of the District of Columbia Civil Division captioned Fahey vs. BioGenetic Laboratories, Inc., et al, case No.2017 CA 001240.  The Complaint was filed against BioGenetics, a division of the Company, and various General Nutrition Center (“GNC”) entities. Fahey asserts in his Complaint that the labeling and marketing materials of the product HCG Activator are fraudulent, false and misleading with respect to certain weight loss and hunger suppression claims.  Fahey claims these actions violate the District of Columbia Consumer Protection Procedures Act Section 28-3901 et seq., and has asked the court for direct treble damages, punitive damages, disgorgement of profits, attorneys’ fees and injunctive relief. This matter was resolved and the lawsuit was dismissed June 27, 2017. The resolution did not have a material impact on the Company, its financial condition or results from operations.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on April 17, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2017, there have been the following changes to the disclosures made in the above-referenced Form 10-K.

We have received a notice of default from U.S. Bank relating to our line of credit with U.S. Bank.  Although U.S. Bank has elected not to exercise its rights and remedies relating to the default, in the event U.S. Bank declares all amounts due U.S. Bank caused by the default immediately due and payable prior to maturity, or approximately $2.4 million, or we are otherwise unable to replace the line of credit with an alternative lender, our financial condition will be materially and negatively affected.

The Company is currently in violation of a loan covenant set forth in the Company’s revolving line of credit of $3.0 million from U.S. Bank, as modified by that certain loan modification agreement dated August 28, 2017.  Approximately $2.4 million is due and owing U.S. Bank as of September 30, 2017 under the revolving line of credit and a term note issued to U.S. Bank. The maturity date of the line of credit is currently December 15, 2017, and the Company currently does not anticipate that such line of credit will be extended or renewed. On October 27, 2017, the Company received a notice of default from U.S. Bank related to the line of credit and term loan.  As such, if the Company is unable to enter into a loan agreement with an alternative lender prior to December 15, 2017, or in the event that all amounts due U.S. Bank are accelerated, the Company’s financial condition will be negatively affected, and such affect will be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 27, 2017, the Company received a notice of default (the “Notice”) from U.S. Bank related to certain promissory notes in the aggregate principal amount of approximately $2.4 million (as amended, the “Notes” and together with all other instruments and agreements executed by the Company and US Bank, the “Loan Documents”).  The Notice was precipitated by the Company’s failure to comply with certain loan covenants set forth in the Loan Documents related to the maintenance of minimum EBITDA for the one month period ended August 31, 2017 and the two-month period ending September 30, 2017.

As a result of the default, U.S. Bank has elected not to exercise its available rights and remedies under the Loan Documents at this time, which includes declaring all principal, interest and other sums owed U.S. Bank under the terms of the Notes immediately due and payable in full, but reserves the right to do so in the future.

The Company is currently in active discussions with potential new lending partners to satisfy all obligations due under the terms of the Notes to U.S. Bank, however, no assurances can be given that the Company will be successful in its efforts to replace U.S. Bank with a new lending partner.

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

Registrant Date: November 14, 2017	FitLife Brands, Inc. By: /s/ John Wilson
John Wilson
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: November 14, 2017	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)