Form 10-K
period 2017-12-31
FITLIFE BRANDS, INC.
filed 2018-04-17
CIK 1374328

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $4,377,710.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 16, 2018, there were 10,906,710 shares of common stock, $0.01 par value per share, issued and outstanding.

FITLIFE BRANDS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017 and 2016

 Forward Looking Statements — Cautionary Language

This Annual Report on Form 10-K contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included herein, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates,” “believes,” “plans,” “expects,” “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

This Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors, which could impact FitLife Brands, Inc.’s business and financial performance. Moreover, FitLife Brands, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on FitLife Brands, Inc.’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, FitLife Brands, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.  BUSINESS

As used in this Annual Report, “we,” “us,” “our,” “FitLife,” “FitLife Brands” “Company” or “our company” refers to FitLife Brands, Inc. and all of its subsidiaries.

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

Recent Developments

Merchant Agreement and Repayment of U.S. Bank Notes

In December 2017, the Company, through its wholly-owned subsidiaries, NDS and iSatori (together, the “Subsidiaries”), entered into a Merchant Agreement (the “Merchant Agreement”) with Compass Bank, d/b/a Commercial Billing Service (“Compass”). Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. All amounts due under the terms of the Merchant Agreement, totaling up to $5.0 million, are guaranteed by the Company under the terms of a Continuing Guarantee.

On January 22, 2018, the Subsidiaries sold to Compass accounts receivable under the Merchant Agreement aggregating approximately $2.0 million, the proceeds from which were used to pay U.S. Bank N.A. (“USB”) all principal and accrued interest due and owing USB under the terms of certain promissory notes previously issued to USB (the “Notes”). As a result of such payment, together with a payment of approximately $360,000 from existing cash resources, the Notes, together with all other instruments and agreements executed by the Company and USB providing for the extension of credit by USB to the Company and the Subsidiaries, or otherwise, have terminated, and are of no further force and effect.

Industry Overview

                We compete principally in the nutrition industry. The Nutrition Business Journal categorizes the industry in the following segments:

●
Natural & Organic Foods (products such as cereals, milk, non-dairy beverages and frozen meals);

●
Functional Foods (products with added ingredients or fortification specifically for health or performance purposes);

●
Natural & Organic Personal Care and Household Products; and

●
Supplements (products focused on sports nutrition and weight management).

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

NDS Products

The Company’s NDS Products sold through GNC franchise locations include:

●
NDS – Innovative weight loss, general health and sports nutrition supplements – examples include Censor, Cardio Cuts and LipoRUSH XT;

●
PMD – Precision sports nutrition formulations for professional muscular development – examples include Amplify XL, Pump Fuel and Flex Stack;

●
Siren Labs – Weight loss and sports nutrition performance enhancing supplements for fitness enthusiasts – examples include Isolate, Ultrakarbs and NeuroLean; and

●
Metis Nutrition – multifaceted men’s health and weight loss formulations, including JXT5 and PyroStim, currently distributed through more than 3,000 corporate stores and most franchise stores nationally.

  NDS Products also include innovative diet, health and sports nutrition supplements and related products marketed through its Core Active Nutrition product line (“Core Active Nutrition Products”). Core Active Nutrition Products provide essential support for accelerated fitness and nutrition goals, and are sold directly to athletic facilities, gyms, and independent retailers nationwide.

 iSatori Products

iSatori Products include scientifically engineered nutritional products that are sold through online marketing, Fortune 500 retailers, and thousands of retail stores around the world. iSatori Products include:

●
Sports Nutritionals: Products including Bio-Active Peptides product (Bio-GroTM ), advanced creatine powder (Creatine A5X), and a natural testosterone booster (Isa-TestGFTM);

●
Energy & Sports Drink Products: iSatori’s energy supplement, Energize, whose primary purpose is to safely “boost energy” through a combination of time-released caffeine, vitamins, and herbal formulations;

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

Manufacturing, Sources and Availability of Raw Materials

All of the Company’s products are manufactured by pre-selected FDA-regulated contract manufacturers. The Company utilizes third-party manufacturers within the United States and Canada to provide its finished products. Each contract manufacturer is required by the Company to abide by current Good Manufacturing Practices (“cGMPs”) to ensure quality and consistency, and to manufacture its products according to the Company’s strict specifications, and nearly all our contract manufacturers are certified through a governing body such as the NPA (“Natural Products Association”) or NSF International. In most cases, contract manufacturers purchase the raw materials based on the Company’s specifications; however, from time to time, the Company will license particular raw material ingredients and supply its own source to the manufacturer. Once produced, in addition to in-house testing performed by the contract manufacturer, the Company may also perform independent analysis and testing. The contract manufacturer either ships the finished product to one of our fulfillment centers, or directly to our distributors. The Company has implemented vendor qualification programs for all of its suppliers and manufacturers, including analytical testing of purchased products. As part of the vendor program, the Company also periodically inspects vendors’ facilities to monitor quality control and assurance procedures.

 Product Reformulations and New Product Identification

From time to time we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources, including internally, trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 50 new products during the year ended December 31, 2017, which included eight completely new products, and 42 product reformulations and flavor extensions. We anticipate launching a similar number of new, but fewer reformulated products during 2018 across all brands.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through more than 900 GNC franchise locations located throughout the United States. The Company also currently distributes NDS Products to approximately 900 GNC international franchise locations in more than 15 foreign countries. On May 1, 2014, the Company transitioned the majority of its distribution of NDS Products to GNC’s centralized distribution platform for all NDS Products, excluding protein, which transitioned in mid-September 2014. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of NDS Products to individual franchise locations. For the year ended December 31, 2017, virtually all sales of NDS Products were attributable to sales through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally, as well as to develop a broader retail presence for our Core Active Nutrition Products and for continued expansion of our Metis Nutrition brand during 2018. The domestic franchise market remains a strong business and the core of our operations. Management is excited to continue to work collaboratively with the franchisees to build on our established track records of growth and innovation.

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

In addition, iSatori’s conventional distribution marketing and its proprietary internet marketing strategy are designed to increase awareness of proprietary brands and drive targeted traffic to iSatori’s websites to make purchases. Through iSatori’s online marketing system, its network affiliates use a multi-channel approach, which includes search engine marketing, email campaigns, banner advertisements and additional affiliate programs to acquire new customers and retain a repeatable customer base.

Product Returns

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from store shelves or the distribution center in the event the product is damaged, short dated, expired or recalled. GNC maintains a customer satisfaction program that allows customers to return product to the store for credit or refund. Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. We also support a product return policy for iSatori Products, whereby customers can return product for credit or refund. Historically, with a few noted exceptions, product returns have been immaterial. However, despite the best efforts of management, product returns can and do occur from time to time and can be material.

Competition

The nutrition industry is highly competitive, and the Company competes with many companies engaged in the nutritional supplement industry. The Company also competes with companies who sell products similar to the Company’s products online. Many of the Company’s competitors have significantly greater financial and human resources than our own. The Company seeks to differentiate its products and marketing from its competitors based on product quality, benefits, and functional ingredients. Patent and trademark applications that cover new formulas and embody new technologies are, and will be, pursued whenever possible. While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

Regulatory Matters

Our business is subject to varying degrees of regulation by a number of government authorities in the U.S., including the Federal Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. Various agencies of the states and localities in which we operate and in which our products are sold also regulate our business, such as the California Department of Health Services, Food and Drug Branch. The areas of our business that these and other authorities regulate include, among others:

●
product claims and advertising;

●
product labels;

●
product ingredients; and

●
how we manufacture, package, distribute, import, export, sell, and store our products.

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

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”) concerning the composition and labeling of dietary supplements, and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless product claims, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

DSHEA also permits statements of nutritional support to be included in labeling for nutritional supplements without FDA premarket approval. These statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that includes the following: “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease.” These statements may describe a benefit related to a nutrient deficiency disease, the role of a nutrient or nutritional ingredient intended to affect the structure or function in humans, the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, or the general well-being from consumption of a nutrient or dietary ingredient, but may not expressly or implicitly represent that a nutritional supplement will diagnose, cure, mitigate, treat or prevent a disease. An entity that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we will be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature,” for example a reprint of a peer-reviewed scientific publication linking a particular nutritional ingredient with health benefits, may be used in connection with the sale of a nutritional supplement to consumers without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not promote a particular manufacturer or brand of nutritional supplement; the literature must present a balanced view of the available scientific information on the nutritional supplement; if displayed in an establishment, the literature must be physically separate from the nutritional supplement; and the literature may not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating it with our products, and any dissemination could subject our products to regulatory action as an illegal drug. Moreover, any written or verbal representation by us that would associate a nutrient in a product that we sell with an effect on a disease will be deemed evidence of intent to sell the product as an unapproved new drug, a violation of the FDCA.

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (“DSNDCPA”) was passed, which further revised the provisions of the Federal Food, Drug and Cosmetic Act. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and are required to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the requirements of the DSNDCPA.

We are also subject to a variety of other regulations in the U.S., including those relating to bioterrorism, taxes, labor and employment, import and export, the environment, and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure that we will always be in compliance despite our best efforts to do so.

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. Approvals or licenses may be conditioned on the reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the U.S. Similar to the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot assure that we will always be in compliance despite our best efforts to do so. Our failure to maintain regulatory compliance within and outside the U.S. could impact our ability to sell our products, and thus, materially impact our financial position and results of operations.

Patents, Trademarks and Proprietary Rights

The Company regards intellectual property, including its trademarks, service marks, website URLs (domains) and other proprietary rights, as valuable assets and part of their revered brand equity. The Company believes that protecting such intellectual property is crucial to its business strategy. The Company pursues registration of the registrable trademarks, service marks and patents, associated with its key products in the United States, Canada, Europe and other places it distributes its products.

The Company formulates its products using proprietary ingredient formulations, flavorings and delivery systems. To further protect its product formulations and flavors, the Company enters into agreements with manufacturers that provide exclusivity to certain products formulations and delivery technologies. When appropriate, the Company will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations. We have abandoned or not pursued efforts to register certain other patents and marks identifying other items in our product line for various reasons, including the inability of some names to qualify for registration or patent applications to qualify for patent protection, and due to our abandonment of certain such products. All trademark registrations are protected for a period of ten years and then are renewable thereafter if still in use.

Employees

We had 28 full-time employees (23 for NDS and five for iSatori) as of December 31, 2017. We consider our employee relations to be good. In addition to the above, the Company retains consultants for certain services on an as needed basis.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected, which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

We were not profitable during the year ended December 31, 2017, and we may not be able to return to profitability. Our failure to achieve profitability or, upon achieving profitability, to effectively manage growth, could result in continued net losses, and therefore negatively affect our financial condition.

To achieve profitable operations, we must reignite growth in revenue from our products, including sales of NDS Products to GNC franchisees, and sales of iSatori Products. In the event of any continued decrease in sales, if we are not able to reignite growth, or if we are unable to effectively manage our growth, we may not be able to achieve profitability, and may incur net losses in the future, and those net losses could be material. In the event we continue to achieve net losses, our financial condition will continue to be negatively affected, and such affect will be material.

 We are currently dependent on sales to GNC for a substantial portion of our total sales.

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 80.0% of our total sales for the year ended December 31, 2017. GNC’s franchisees are not required to purchase product from us. In the event GNC ceases purchasing products from us, or otherwise reduces their purchases, our total revenues would be negatively impacted, and such impact will be material. Moreover, the transition to GNC’s centralized distribution system has had the effect of concentrating the majority of our accounts receivable with a single payor. Prior to the transition, we collected receivables directly from over 300 franchisees on an annual basis representing more than 900 store locations. Although the acquisition of iSatori has reduced the percentage of total accounts receivable attributable to GNC, the Company anticipates that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that GNC stops paying or there are other issues affecting our relationship with GNC, our inability to collect on our outstanding accounts receivable would have a material adverse impact on our financial position and ability to support continued operations.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to GNC, as well as increasing sales of our iSatori Products. We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to GNC, both domestically and internationally, as well as increasing the number of retailers selling iSatori Products. We may not be able to successfully increase sales to GNC or to contract with additional distributors or retailers to market and sell iSatori Products. In addition, although we continued efforts to expand international distribution for our products in the year ended December 31, 2017, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

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

We rely entirely on a limited number of third parties to supply and manufacture our products. Our products are manufactured on a purchase order basis only, and manufacturers can terminate their relationships with us at will. These third-party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs, or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our distributors and customers. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all of our third-party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would likely result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

We are dependent on our third-party manufacturers to supply our products in the compositions we require, and we do not independently analyze our products. Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenues and the loss of distributors.

While we require that our manufacturers verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by our third-party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to reliably supply products to us in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues, and loss of distributors and endorsers.

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

Our customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims, and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenues.

The efficiency of nutritional supplement products is supported by limited conclusive clinical studies, which could result in less market acceptance of these products and lower revenues or lower growth rates in revenues.

Our nutritional supplement products are made from various ingredients, including vitamins, minerals, amino acids, herbs, botanicals, fruits, berries, and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe all of our products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in certain foods, and may have similar sensitivities or reactions to nutrients contained in our products. Furthermore, nutrition science is subject to change based on new research. New scientific evidence may disprove the efficacy of our products or prove our products to have effects not previously known. We could be adversely affected by studies that may assert that our products are ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

Our products may not meet health and safety standards or could become contaminated.

We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Most of our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third-party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

Although we maintain product liability insurance, it may not be sufficient to cover all product liability claims, and such claims that may arise could have a material adverse effect on our business. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

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

In general, our products sold consist of nutritional supplements that are classified in the United States as “dietary supplements,” which do not currently require approval from the FDA or other regulatory agencies prior to sale. Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients. Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed by us, there is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form. The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.

A slower growth rate in the nutritional supplement industry could lessen our sales and make it more difficult for us to sustain consistent growth.

The nutritional supplement industry has been growing at a strong pace over the past ten years, despite continued negative impacts of popular supplements like Echinacea and ephedra on the supplement market. However, any reported medical concerns with respect to ingredients commonly used in nutritional supplements could negatively impact the demand for our products. Additionally, low-carb products, affected liquid meal replacements and similar competing products addressing changing consumer tastes and preferences could affect the market for certain categories of supplements. All these factors could have a negative impact on our sales growth.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, who are vital to our ability to grow our business and maintain profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

A limited trading market currently exists for our securities, and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our securities on the OTC:PINK marketplace. An active trading market for the common stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the adjusted closing price of our common stock has ranged from a high of $0.90 to a low of $0.21 during the period commencing January 1, 2017 and ending December 31, 2017. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Omaha, Nebraska and maintains a lease at a cost of approximately $7,500 per month, which lease is currently set to expire in May 2024. The Omaha facility is a total of 11,088 square feet inclusive of approximately 6,179 square feet of on-site warehouse space. iSatori currently leases 4,732 square feet of space at 15000 W. 6th Avenue, Suite 400, Golden, Colorado 80401, at a cost of $5,620 per month. The Company subleased its Golden property subsequent to the year ended December 31, 2017.  Prior to January 2, 2016, iSatori also leased 17,426 square feet of space at 6200 North Washington Street, Unit 10, Denver, Colorado 80216, for its distribution center, at a cost of $12,669 per month. The lease is currently sublet through December 31, 2018, and otherwise set to expire on December 31, 2018.

The Company also leases some office equipment for an aggregate total cost of approximately $535 per month.

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

On February 19, 2015 this matter was transferred to the Central District of California to the Honorable Manuel Real. Judge Real had previously issued an order dismissing a similar lawsuit that had been filed by the same lawyer who represents the plaintiffs in the Ryan matter. The United States Court of Appeals reversed part of the dismissal issued by Judge Real and remanded the case back down to the district court for further proceedings. As a result, the parties in the Ryan matter issued a joint status report and that matter is again active.

On February 28, 2017, Kevin Fahey, through his attorney, and on behalf of himself and the citizens of the District of Columbia, filed a Complaint in the Superior Court of the District of Columbia Civil Division captioned Fahey vs. BioGenetic Laboratories, Inc., et al., case No.2017 CA 001240. The Complaint was filed against BioGenetics, a brand of the Company's iSatori division, and various GNC entities. Fahey asserts in his Complaint that the labeling and marketing materials of the product HCG Activator are fraudulent, false and misleading with respect to certain weight loss and hunger suppression claims. Fahey claims these actions violate the District of Columbia Consumer Protection Procedures Act Section 28-3901 et seq., and has asked the court for direct treble damages, punitive damages, disgorgement of profits, attorneys’ fees and injunctive relief. This matter was resolved and the lawsuit was dismissed June 27, 2017. The resolution did not have a material impact on the Company, its financial condition or results from operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market, and quoted on the OTC:PINK market under the symbol FTLF.

At December 31, 2017, there were 10,623,522 shares of common stock outstanding and there were approximately 228 shareholders of record of the Company’s common stock in addition to an undetermined number of holders for whose shares are held in “street name.” In addition to the foregoing, 58,188 shares of common stock were earned pending issuance by the transfer agent.

The following table sets forth for the periods indicated the high and low closing prices for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2017
First Quarter (January - March 2017)	$0.90	0.59
Second Quarter (April - June 2017)	$0.70	0.46
Third Quarter (July - September 2017)	$0.51	0.30
Fourth Quarter (October - December 2017)	$0.44	0.21

Fiscal Year 2016
First Quarter (January - March 2016)	$1.57	1.03
Second Quarter (April - June 2016)	$1.56	1.00
Third Quarter (July - September 2016)	$1.92	1.35
Fourth Quarter (October - December 2016)	$1.87	0.87

On April 12, 2018, the closing price of our common stock was $0.26.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

 Dividends

We have not and may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2017. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our transfer agent and registrar for the common stock is Colonial Stock & Transfer located in Salt Lake City, Utah.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 12 of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

Not a required disclosure for Smaller Reporting Companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

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

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates. The following summarize our most significant estimates used in our accounting and reporting policies and practices:

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

The Company’s accounts receivable balance is related to trade receivables which decreased due principally to lower overall sales volumes for the year ended December 31, 2017 as compared to December 31, 2016 and the establishment of approximately $1.1 million of return reserves established during the fourth quarter of 2017 related to certain products deemed at risk due to slow-moving inventory in channel. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

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

Product Returns

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled. GNC maintains a customer satisfaction program which allows customers to return product to the store for credit or refund. Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. We also support a product return policy for iSatori Products, whereby customers can return product for credit or refund. Historically, with a few noted exceptions, product returns have been immaterial. However, despite the best efforts of management, product returns can and do occur from time to time and can be material.

Information for product returns is received on regular basis and adjusted for accordingly. Adjustments for returns are based on factual information and historical trends for both NDS products and iSatori products and are special to each distribution channel. We monitor, among other things, remaining shelf life and sell through data on a weekly basis. If we determine there are any risks or issues with any specific products, we accrue sales return allowances based on management’s assessment of the overall risk and likelihood of returns in light of all information available.

Stock-Based Compensation.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) whereas the value of the award is measured on the date of grant and recognized as compensation on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments are complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Goodwill and Other Intangible Assets

The Company adopted FASB ASC Topic 350 Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for Managements discussion of Recent Accounting Policies.

Results of Operations

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

Net Sales. Revenue for the year ended December 31, 2017 decreased 29.7% to $17,799,345 as compared to $25,313,601 for the year ended December 31, 2016. Revenue for the year ended December 31, 2017 compared to the prior year, in part, reflects declining traffic trends leading to lower same store sales in GNC, our principal distribution channel, as well as certain inventory level adjustments by GNC resulting from such trends.  Revenue in the year ended December 31, 2017 was also negatively impacted by a one-time non-recurring adjustment of $700,000 related to a margin support credit memorandum entered into between the Company and GNC in April 2017.  Management believes the trends affecting GNC and the overall retail segment have stabilized, and, while no assurances can be given, believes that prevailing demographics suggest a growing demand for nutritional supplements.

Revenue attributable to the Company’s NDS Nutrition division decreased 25.0% to $13,700,643 as compared to $18,259,853 for the year ended December 31, 2016. This decrease was principally attributable to the factors affecting total revenue for the reported period, specifically lower total sales to GNC, our principal distribution channel. GNC’s determination to reduce average existing inventory levels to fulfill product demand in the short term resulted in an unprecedented divergence of wholesale purchases compared to product movement at retail. This condition resulted in materially lower sales in the Company’s NDS Nutrition division. Although no assurances can be given, management anticipates that these conditions have stabilized.

Revenue attributable to the Company’s iSatori operating division decreased 41.9% to $4,098,701 as compared to $7,053,748 for the year ended December 31, 2016. This decrease was attributable to several factors, principally to fewer new product introductions during the period as compared to the prior year and the restructuring and reorganization at iSatori’s largest third-party distributor. The impact of both are expected to stabilize in the coming quarters and management anticipates that it will continue to benefit from new product introductions going forward as a key element of its strategic growth plan for both iSatori and NDS.

The Company continually reformulates and introduces new products, as well as seeks to increase both the number of stores and number of approved products that can be sold within the GNC franchise system that comprise its domestic and international distribution footprint. Management also believes that its focus on developing an omnichannel product sales capability through its retail partners and online through its direct response and ecommerce platform will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term. While no assurances can be given, management anticipates that such efforts, together with the anticipated reversal in the decline in the sale of NDS and iSatori Products, will drive future revenue growth and reverse the negative sales trends experienced in the year ended December 31, 2017 compared to the prior fiscal year.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2017 decreased 16.6% to $12,708,460 as compared to $15,242,537 for the year ended December 31, 2016. This decrease is principally attributable to lower sales in the period, but significantly impacted by the establishment of approximately $1.1 million of product return reserves.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2017 decreased by $822,205 to $4,179,945 as compared to $5,002,150 for the year ended December 31, 2016. The decrease in general and administrative expense for the year ended December 31, 2017 is principally attributable to ongoing cost reduction initiatives as well as the continued integration efforts at the iSatori division.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2017 decreased to $3,525,202 as compared to $4,118,414 for the year ended December 31, 2016. This decrease is principally the result of budgetary controls.

Impairment loss - On September 30, 2015, the Company consummated the acquisition of iSatori. In connection with this acquisition, the Company recorded intangible assets of $1,965,000 and Goodwill of $4,197,448.  As of December 31, 2016, the Company did not believe there were any indicators of impairment of its Goodwill and other intangible assets give the recent acquisition, and that management has not yet had the time to implement its business plan. During the year ended December 31, 2017, sales from iSatori did not meet our expectations, and we were not able to achieve our expected operating results. As a result, the Company impaired Goodwill and other remaining finite-lived intangible assets related to the acquisition of iSatori and recorded an impairment charge equal to $5,928,765 due to the operating results of that unit.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2017 and 2016 decreased to $409,476 from $478,235, respectively. The decrease is principally attributable to certain assets becoming fully depreciated during the period.

Net Income/(Loss). We generated a net loss of $9,761,706 for the year ended December 31, 2017, as compared to a net income of $368,078 for the year ended December 31, 2016. The decrease in net income for the year ended December 31, 2017 compared to the year ended December 31, 2016 is principally attributable to lower sales volumes, the establishment of $1.1 million in reserves and the non-cash write-off of $5.9 million of certain intangible assets, consisting of the carrying value of goodwill related to iSatori, as well as the implied value of certain intellectual property related to a prior investment written off by the Company during the year ended December 31, 2014.

Non-GAAP Measures

The financial presentation below contains certain financial measures defined as “non-GAAP financial measures” by the Securities and Exchange Commission, including non-GAAP EBITDA and adjusted non-GAAP EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Annual Report in accordance with generally accepted accounting principles.

As presented below, non-GAAP EBITDA excludes interest, income taxes (write off of deferred tax asset) and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, equity-based compensation and impairment charges. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expenses and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results, and is an important measure of the Company’s comparative financial performance.

	Year Ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net (loss) income	$(9,761,706)	$368,078
Interest	112,128	109,391
Income taxes; Write off of deferred tax asset	689,000	-
Depreciation and amortization	409,476	478,235
EBITDA	(8,551,102)	955,704
Non-cash and non-recurring adjustments
Stock issued for services	95,967	40,508
Options issued for services	44,189	58,178
Impairment of intangibles and goodwill	5,928,765	-
Adjusted EBITDA	$(2,482,181)	$1,054,390

Financial Position, Liquidity and Capital Resources

The Company has historically financed its operations primarily through equity and debt financings, cash flow from operations, and more recently, the sale of accounts receivable. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

Cash Provided by Operating Activities

Net cash provided by operating activities was $665,781 during the fiscal year ended December 31, 2017, compared to $48,169 for the year ended December 31, 2016. The increase is primarily attributable to variations in certain working capital accounts consistent with normal business practices and outcomes. Net working capital decreased to $369,502 as of the year ended December 31, 2017 from $3,457,163 as of December 31, 2016.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the fiscal year ended December 31, 2017 was $(185,064) as compared to $(23,405) used in investing activities during the year ended December 31, 2016. The primary difference was related to certain leasehold improvements in the Omaha headquarters.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the year ended December 31, 2017 was $(511,825), as compared to $(264,273) cash used in financing activities during the year ended December 31, 2016. The primary difference was that we drew down $459,695 during the year ended December 31, 2016 from our previous line of credit with U.S. Bank and made no draw downs on the line of credit during the year ended December 31, 2017.

Working Capital

As of December 31, 2017, the Company had positive working capital of $369,502, compared to positive working capital of $3,457,163 at December 31, 2016. The decrease in working capital is principally due to the decrease in cash during the year ended December 31, 2017 due to continued operating losses during the fiscal year, and the current portion of notes payable at December 31, 2017 that was recorded as long-term debt at December 31, 2016.

In December 2017, the Company, through its Subsidiaries, entered into the Merchant Agreement with BBVA Compass Bank (“Compass”). Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. On January 22, 2018, the Subsidiaries sold to Compass accounts receivable under the Merchant Agreement aggregating approximately $2.0 million, the proceeds from which were used to pay US Bank, inclusive of a payment of approximately $360,000 from the Company, all principal and accrued interest due and owed US Bank under the terms of the Notes and revolving line of credit.

The Company is dependent on cash flow from operations and the accumulation of additional receivables available to sell to Compass under the terms of the Merchant Agreement to satisfy its working capital requirements. No assurances can be given that cash flow from operations and/or that the Company will have access to additional capital under the terms of the Merchant Agreement necessary to provide for the Company’s liquidity for the next twelve months. Should the Company be unable to generate sufficient revenue in the future to achieve positive cash flow from operations, and/or should capital be unavailable under the terms of the Merchant Agreement, additional working capital will be required.  Management at present has no intention to raise additional working capital through the sale of equity or debt securities, and believes the agreement with Compass will provide sufficient capital necessary to operate the business over the next twelve months. In the event the Company fails to achieve positive cash flow from operations, additional capital is unavailable under the terms of the Merchant Agreement, and management is otherwise unable to secure additional working capital through the issuance of equity or debt securities, the Company’s business would be materially and adversely harmed.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2017, Tarvaran, Askelson & Company, LLP (“TA”) was dismissed as the independent registered public accounting firm of the Company. The Company’s Board of Directors approved the dismissal of TA.

The reports of TA regarding the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain any adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles. During the Company’s fiscal years ended December 31, 2016 and 2015, and through April 21, 2017, there were (i) no disagreements with TA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TA would have caused TA to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On April 21, 2017, the Company engaged Weinberg & Company (“Weinberg”) as the Company’s new independent registered public accounting firm. The appointment of Weinberg was approved by the Company’s Board of Directors.

The Company disclosed the change in auditors in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2017. Based on this evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management’s Annual Report on Internal Control over Financial Reporting.

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

Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

(c)   Changes in Internal Controls over Financial Reporting.

The Company’s Interim Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is information regarding each of the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. Stockholders elect the directors annually. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Dayton Judd (1)	46	Interim Chief Executive Officer, Chairman
Michael Abrams	48	Chief Financial Officer, Director
Lewis Jaffe	61	Director
Grant Dawson	49	Director
Seth Yakatan	47	Director
Todd Ordal	60	Director

(1) Dayton Judd was appointed as the Company’s Interim Chief Executive Officer on February 18, 2018, at which time John Wilson resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

Each of the Company’s executive officers and directors will hold office until their successors are duly elected and qualified. The background and principal occupations of each officer and director are as follows:

Dayton Judd has served as a director of the Company since June 2017, is currently the Chairman of the Company’s Board of Directors, and was appointed Interim Chief Executive Officer of the Company on February 18, 2018. Mr. Judd is the Founder and Managing Partner of Sudbury Capital Management. Prior to founding Sudbury, Mr. Judd worked from 2007 through 2011 as a Portfolio Manager at Q Investments, a multi-billion dollar hedge fund in Fort Worth, Texas. Prior to Q Investments, he worked with McKinsey & Company from 1996 through 1998, and again from 2000 through 2007. Mr. Judd serves on the Board of Directors of RLJ Entertainment (NASDAQ: RLJE). He graduated from Brigham Young University in 1995 with a bachelor’s degree, summa cum laude, and a master’s degree, both in accounting. He also earned an MBA with high distinction from Harvard Business School in 2000, where he was a Baker Scholar. Mr. Judd is a Certified Public Accountant.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Judd’s significant experience in investing in microcap companies, together with his substantial ownership position in the Company’s common stock, will assist the Board of Directors in the management of the executive officers of the Company, and setting goals and objectives to build shareholder value.

Michael S. Abrams has served as a director of the Company since 2010, and as the Company’s Chief Financial Officer since 2013. Mr. Abrams is also currently a partner at Burnham Hill Capital Group, a New York-based financial advisory, consulting, investment and merchant-banking firm he joined in August of 2003. Mr. Abrams currently serves on the Board of Directors of QuantRx Biomedical, Inc. (OTC Pink: QTXB). He holds a Masters of Business Administration with Honors from the Booth School of Business at the University of Chicago.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Abrams’ broad experience in corporate finance, including investment banking and merchant banking, his experience as a finance executive working with public companies, as well as his experience restructuring the Company, provides necessary and relevant experience to the Board of Directors in its deliberations.

Lewis Jaffe has served as a director of the Company since 2010, and served as the Chairman of the Company’s Board of Directors from July 2011 to October 2017. Mr. Jaffe is a Clinical Professor in the school of Entrepreneurship at Loyola Marymount University, a position he has held since the fall of 2014, where he was awarded Professor of the Year in 2016. He was Chief Executive Officer of Movio, a high speed, mobile movie and content downloading service and application, prior to its sale. Prior to Movio, Mr. Jaffe was a principal at Jaffe & Associates (“J&A”), a consulting and advisory firm that provides strategic and tactical planning to mid-market companies and CEO coaching to their executives. Prior to 2009, Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc., where he served from 2006 to 2008. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and was also previously a Managing Director of Arthur Andersen. Mr. Jaffe is a graduate of the Stanford Business School Executive Program and holds a Bachelor of Science from LaSalle University. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012. He is currently on the Board of Directors of Reed’s Inc. (NYSE: REED) and Yorktel, a privately held telecommunications company.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Jaffe’s experience as a CEO of both public and private companies, and consultant providing strategic and tactical planning to public companies, as well as his corporate governance expertise, provide management and the Board of Directors with a depth of experience, knowledge, systems and best practices to guide corporate strategy and business operations.

Grant Dawson has served as a director of the Company since November 2013, and is currently a Portfolio Manager of Fixed Income Investments for Polar Asset Management Partners (“Polar”). Mr. Dawson brings more than 15 years of experience in finance and has significant board-level experience in corporate governance for public companies. Prior to Polar, he was Managing Director of Fixed Income Investments for Manulife Asset Management, a subsidiary of Manulife Financial Corporation, and Vice President and Lead Analyst responsible for corporate debt ratings with Dominion Bond Rating Agency. Prior to such time, Mr. Dawson held various senior management positions in credit management and corporate finance with Nortel and in equity research with Dain Rauscher Ltd. Mr. Dawson earned an M.B.A. from the SMU Cox School of Business, a B.Comm in Finance from the University of Windsor, and holds the Chartered Financial Analyst designation. Additionally, Mr. Dawson is a member of the Institute of Corporate Directors and holds the ICD.D designation.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Dawson’s extensive expertise and knowledge regarding corporate finance and investment banking matters, as well as corporate governance, provides the Company with valuable insight following the Company’s recent capital recapitalization, and will assist the Company as it builds a long-term, sustainable capital structure.

Seth Yakatan has served a director of the Company since September 2015, as Vice President of Business Development for Invion, Ltd. (ASX: IVX) since August 2012, and as a Partner of Katan Associates, Inc., a corporate strategy and finance advisory group, since April 2001. Prior to joining the Company’s Board of Directors, Mr. Yakatan served as a director for iSatori, Inc. from September 2014 until the completion of the Company’s acquisition of iSatori. Prior to founding Katan Associates, Inc. in 2001, Mr. Yakatan worked in merchant banking at the Union Bank of California, N.A., in the Specialized Lending Media and Telecommunications Group, and as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management. Mr. Yakatan holds an MBA in Finance from the University of California, Irvine, and a BA in History and Public Affairs from the University of Denver.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Yakatan’s 24 years of experience as a life sciences business development and corporate finance professional, including actively supporting small cap and major companies in achieving corporate, financing, and asset monetization objectives, provides the Board of Directors with valuable guidance and expertise based on his extensive knowledge and understanding of banking matters.

Todd Ordal has served a director of the Company since September 2015, and is the President and founder of Applied Strategy, LLC, a private consulting company founded in 2003 that provides consulting and coaching services to chief executive officers and other executives around the word. Prior to joining the Company’s Board of Directors, Mr. Ordal served as a director for iSatori, Inc. from April 2012 until the completion of the Company’s acquisition of iSatori. Before founding Applied Strategy, LLC, Mr. Ordal served as Chief Executive Officer of Dore Achievement Centers from December 2002 until November 2004, and President and Chief Executive Officer of Classic Sports Companies from January 2001 until December 2002. Prior to Classic Sport Companies, Mr. Ordal served as a Division President for Kinko’s Service Corporation, where he had accountability for $500,000,000 in revenue, 300 stores and 7,000 people, and as a member of the Board of Directors for Kinko’s from July 1992 until July 1997. He has also served on several non-profit boards and boards of advisors. Mr. Ordal received his bachelors in psychology from Morehead State University and his MBA from Regis University.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Ordal’s considerable experience with growing successful businesses, as well as his extensive knowledge and understanding of marketing and finance matters, will provide the Board of Directors with valuable guidance and insight.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any of the Company’s executive officers or directors during the past ten years.

CORPORATE GOVERNANCE, BOARD COMPOSITION AND BOARD COMMITTEES

Term of Office

Pursuant to our Bylaws, each member of our Board of Directors shall serve from the time they are duly elected and qualified, until our next Annual Meeting of Stockholders or until their death, resignation or removal from office.

Board Member Independence

The Board believes that a majority of its members are independent directors. The Board has determined that, other than Messrs. Judd and Abrams, all of its directors are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

Board Structure

The Board does not have a policy regarding the separation of the roles of the Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interest of the Company and its stockholders to make that determination based on the position and direction of the Company and the membership of the Board, from time to time. Currently, Mr. Judd serves as both our principal executive officer and as Chairman of our Board of Directors.

Board Risk Oversight

Our Board administers its oversight function through both regular and special meetings and by frequent telephonic updates with our senior management. A key element of these reviews is gathering and assessing information relating to risks of our business. All business is exposed to risks, including unanticipated or undesired events or outcomes that could impact an enterprise’s strategic objectives, organizational performance and stockholder value. A fundamental part of risk management is not only understanding such risks that are specific to our business, but also understanding what steps management is taking to manage those risks and what level of risk is appropriate for us. In setting our business strategy, our Board assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk.

While our Board has the ultimate oversight responsibility for our risk management process, various committees of our Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and the assessments of risks reflected in audit reports. Legal and regulatory compliance risks are also reviewed by our Audit Committee. Risks related to our compensation programs are reviewed by the Compensation Committee. Our Board is advised by the committees of significant risks and management’s response via periodic updates.

Board Meetings

The Board held five meetings during the year ended December 31, 2017, supplemented by numerous additional discussions by and among a majority of the Board, and numerous actions effectuated by unanimous written consent in lieu of a formal motion and vote during an official meeting. In 2017, all incumbent directors attended at least 75% of the aggregate number of meetings of the Board.

Board Committees and Charters

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board appoints the members and chairpersons of these committees. Copies of each committee charter is available by making a request to the Company’s Corporate Secretary at 5214 S. 136th Street, Omaha, Nebraska 68137.

Audit Committee

Members:	Grant Dawson (Chairman)
Lewis Jaffe
Todd Ordal

Number of Meetings in 2017:	The Audit Committee held four meetings during 2017.

Functions:
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

Independence
The members of the Audit Committee each meet the independence standards established by the NASDAQ Stock Market and the Securities and Exchange Commission (the “SEC”) for audit committees. In addition, the Board has determined that Messrs. Dawson, Jaffe and Ordal each satisfy the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities on Messrs. Dawson, Jaffe and Ordal that are greater than those generally imposed on them as members of the Audit Committee and the Board, and their designations as audit committee financial experts does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board

Compensation Committee

Members:	Grant Dawson (Chairman)
Lewis Jaffe
Seth Yakatan

Number of Meetings in 2017:	The Compensation Committee held 0 meetings during 2017, electing instead to address compensation matters by action taken by the entire Board of Directors.

Functions:
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

Independence
We believe that the composition of our Compensation Committee meets the criteria for independence under, and the functioning of our Compensation Committee complies with, the applicable requirements of the Sarbanes-Oxley Act of 2002 and current SEC rules and regulations.

Nominating and Corporate Governance Committee

Members:	Lewis Jaffe (Chairman)
Todd Ordal
Seth Yakatan

Number of Meetings in 2017:	The Nominating and Corporate Governance Committee held one meeting during 2017.

Functions:
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

Independence
We believe that the composition of our Nominating and Corporate Governance Committee meets the criteria for independence under, and the functioning of our Nominating and Corporate Governance Committee complies with, the applicable requirements of the Sarbanes-Oxley Act of 2002 and current SEC rules and regulations.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing, except the following:

●	Mr. Jaffe, a director, filed one late Form 4 disclosing two late transactions, and one Form 5 disclosing one late transaction;
●	Mr. Ordal, filed one late Form 4 disclosing three late transactions; and
●	Mr. Dawson, a director, filed one late Form 4 disclosing two late transactions.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees, which sets forth the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company. A form of the Code of Conduct and ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for December 31, 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2017 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)(1)	All Other Compensation ($)	Total ($)

John Wilson(2) (3)	2017	$326,129	$17,000	$-	$22,500	$365,629
Former CEO and Director	2016	$284,500	$83,000	$-	$-	$367,500

Michael Abrams(4)	2017	$267,193	$-	$-	$50,000	$317,193
CFO and Director	2016	$250,000	$-	$-	$-	$250,000

Patrick Ryan(5)	2017	$246,402	$-	$-	$-	$246,838
Chief Retail Officer	2016	$247,550	$-	$15,222	$3,643	$266,415

(1)
The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s common stock.

(2)	Mr. Wilson resigned from his position as Chief Executive Officer and as a member of the Company’s Board of Directors on February 18, 2018, subsequent to the year ended December 31, 2017.

(3)
All Other Compensation includes $22,500 paid Mr. Wilson equal to the pro-rata amount of his salary increase in 2017 as if the increase would have been effective on the date his employment agreement expired.

(4)
All Other Compensation includes $50,000 paid Mr. Abrams equal to the pro-rata amount of his salary increase in 2017 as if the increase would have been effective on the date his employment agreement expired.

(5)	All Other Compensation includes $3,643 paid to Mr. Ryan for an automobile allowance.

Employment Agreements

Dayton Judd. Dayton Judd, the Chairman of the Board of Directors of the Company, was appointed to the position of Interim Chief Executive Officer on February 18, 2018, replacing Mr. John Wilson, who resigned on February 18, 2018. Under the terms of a Consulting Agreement effective February 18, 2018, Mr. Judd shall serve as Interim Chief Executive Officer in consideration for (i) the payment to Mr. Judd of $225,000 annual cash compensation; and (ii) the issuance to Mr. Judd of 225,000 shares of the Company's common stock.

John Wilson. Until his resignation on February 18, 2018, Mr. John Wilson served as the Company’s Chief Executive Officer pursuant to the terms of an Employment Agreement by and between the Company and Mr. Wilson dated December 31, 2009, as amended on April 13, 2012, July 1, 2014 and April 21, 2017. The Employment Agreement provided that Mr. Wilson shall serve the Company in the capacity of its Chief Executive Officer through June 30, 2018, subject to standard terms and provisions consistent with agreements of such type.

Michael Abrams. Mr. Michael Abrams currently serves as the Company’s Chief Financial Officer pursuant to the terms of an Employment Agreement by and between the Company and Mr. Abrams, dated May 1, 2013, as amended April 21, 2017. The Employment Agreement provides that Mr. Abrams shall serve the Company in the capacity of its Chief Financial Officer through April 30, 2018, subject to standard terms and provisions consistent with agreements of such type.

On October 1, 2017, Messrs. Wilson and Abrams reduced their annual compensation by 15% and 12.5%, respectively, and agreed to revisit executive compensation in light of the current reductions in six months based on the Company’s results from operations and financial condition at such time. The reductions were in addition to certain other actions taken by management intended to increase the Company’s operating margins, including certain other reductions in the Company’s general and administrative costs and expenses.

Patrick Ryan. Mr. Patrick Ryan currently serves as the Company’s Chief Retail Officer pursuant to the terms of an Employment Agreement dated June 1, 2016. The Employment Agreement provides that Mr. Ryan shall serve in the capacity of the Company’s Chief Retail Officer through June 1, 2018, subject to standard terms and provisions consistent with agreements of such type.

 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2017:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

John Wilson	75,000	-	-	$2.30	02/23/20	-	-	-	-
Former Chief Executive Officer and President	-	-	-	-	-	-	-	-	-

Michael Abrams	50,000	-	-	$0.90	1/16/18	-	-	-	-
Chief Financial Officer and Director	50,000	-	-	$2.30	02/23/20	-	-	-	-

Patrick Ryan	20,000	-	-	$2.20	04/11/19	-	-	-	-
Chief Retail Officer	30,000	-	-	$2.30	02/23/20	-	-	-	-
	16,667	13,333	-	$1.39	05/09/21	-	-	-	-

Director Compensation

We currently have six directors, four of whom are considered independent. Our director compensation plan provided for the issuance of 2,500 shares of the Company’s common stock upon appointment of any independent director. In addition, each independent director received $5,000 per quarter for service on the Board, the Chairman of the Board was paid an additional $5,000 per annum in addition to all other fees, and the chairman of each committee of the Board of Directors was paid $2,500 per annum in addition to all other fees. The maximum amount that may be paid to any director for service on the Board of Directors in any calendar year was $25,000. Effective January 1, 2017, the director compensation plan was modified such that each independent director would be paid $50,000 per annum with an additional $10,000 payable to the Chairman per annum. On October 1, 2017, each independent director reduced their total annual compensation by 10%. The affected directors agreed to revisit Board compensation in light of the current reductions in six months based on the Company’s results from operations and financial condition at such time.

The table below summarizes the compensation paid to our independent directors for the fiscal year ended December 31, 2017:

	Fees earned or paid in cash (1)	Stock awards	Option awards (2)	Total
Name	($)	($)	($)	($)

Lewis Jaffe	$39,000	$17,715	$-	$56,715
Grant Dawson	$24,375	$24,375	$-	$48,750
Seth Yakatan	$48,750	$-	$-	$48,750
Todd Ordal	$24,375	$24,375	$-	$48,750
Dayton Judd (3)	$14,134	$12,500	$-	$26,634

(1)
In an effort to conserve the Company’s cash, certain Board members have the option to receive stock awards in lieu of cash fees earned in respect of their annual retainers for service on the Board and its committees. The stock awards vested immediately upon grant and were not subject to any further service by the directors. The amounts in this column represent the grant date fair value of the restricted stock awards granted during 2017 and are computed in accordance with FASB guidance, excluding the effect of estimated forfeitures.

(2)
Represents the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the director has the right to purchase, subject to vesting, shares of the Company’s common stock.

(3)	Mr. Judd joined the Company’s Board of Directors in June 2017. He served as an independent director until his appointment as the Company’s Interim Chief Executive Officer in February 2018.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding shares of our common stock as of March 31, 2018, based on shares of common stock issued and outstanding on a fully diluted basis, which includes 10,906,710 shares of common stock, as well as 747,401 options and 43,300 warrants exercisable within 60 days of March 31, 2018. The information includes beneficial ownership by (i) each of our executive officers and directors, (ii) all of our executive officers and directors as a group, and (iii) each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned	Percentage of Class(1)

Dayton Judd(2)(3)(9)	Common Stock	1,053,715	9.7%

Michael Abrams(2)(4)	Common Stock	305,466	2.8%

Patrick Ryan(2)(5)	Common Stock	67,724	*%

Lewis Jaffe(2)(6)	Common Stock	118,586	1.1%

Todd Ordal(2)	Common Stock	77,315	*%

Seth Yakatan(2)	Common Stock	88,298	*%

Grant Dawson(2)(7)	Common Stock	126,550	1.2%

Jenna Sinnett(10)	Common Stock	151,757	1.4%

All Officers and Directors as a group (eight persons)	Common Stock	1,989,410	17.8%

Stephen Adele(8) 2263 South Loveland Street Lakewood, CO 80228	Common Stock	973,899	8.9%

(1)	* Less than 1%

(2)	The address of each of the officers and directors is c/o Fitlife Brands, Inc., 5214 S. 136th Street, Omaha, NE 68137.

(3)
Mr. Judd exercises sole voting and dispositive power over 260,715 shares, and shared voting and dispositive power over 793,000 reported shares, which are owned by Sudbury Holdings, LLC, as set forth in Footnote 9 to this table.

(4)	Includes 50,000 shares issuable upon the exercise of stock options at $2.30 per share, exercisable within 60 days of March 31, 2018.

(5)
Includes 66,667 shares issuable upon the exercise of stock options of which 30,000, 20,000 and 16,667 are exercisable at $2.30, $2.20 and $1.39 per share, respectively, and each group is exercisable within 60 days of March 31, 2018.

(6)	Includes 15,000 shares issuable upon the exercise of stock options at $2.30 per share, each exercisable within 60 days of March 31, 2018.

(7)	Includes 10,000 shares issuable upon the exercise of stock options at $2.30 per share, exercisable within 60 days of March 31, 2018.

(8)
Mr. Adele is the former Chief Innovation Officer and a former Director of the Company. Includes 55,898 shares issuable upon the exercise of stock options, each exercisable within 60 days of March 31, 2018.

(9)
793,000 shares are held by Sudbury Capital Fund, LP, Sudbury Holdings, LLC, Sudbury Capital GP, LP, and Sudbury Capital Management, LLC. Sudbury Holdings, LLC is the parent company of Sudbury Capital Fund, LP; Sudbury Capital GP, LP is the general partner of Sudbury Capital Fund, LP; Sudbury Capital Management, LLC is the investment adviser of Sudbury Capital Fund, LP; and Mr. Judd as a member of Sudbury Holdings, LLC and Sudbury Capital Management, LLC, and a limited partner of Sudbury Capital GP, LP. Dayton Judd may be considered the beneficial owner of the shares held by Sudbury Capital Fund, LP, as Mr. Judd is the Founder and Managing Partner of Sudbury Capital Management, LLC.

(10)
Includes 137,778 shares issuable upon the exercise of stock options of which 100,000, 10,000 and 27,778 are exercisable at $2.30, $2.20 and $1.39 per share, respectfully, and each group is exercisable within 60 days of March 31, 2018.

Securities Authorized For Issuance Under Equity Compensation Plans

 The following table provides information as of December 31, 2017, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	810,284	$2.85	689,716

Equity compensation plans not approved by security holders:	–	–	–

Total	810,284	$2.85	689,716

Description of Equity Compensation Plan

The 2010 Stock Incentive Plan (the “2010 Plan”) was adopted by the Company’s Board of Directors on June 30, 2010, and approved by a majority of the Company’s shareholders on August 26, 2010. The 2010 Plan reserves for issuance 1,500,000 shares of the Company’s common stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) stock units. The 2010 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions between the Company and any of its directors, executive officers or any other related persons during the year ended December 31, 2017.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As discussed in Item 9 to this Annual Report on Form 10-K, the Company first engaged Weinberg & Company (“Weinberg”) on April 21, 2017, after it dismissed Tarvaran, Askelson & Company, LLP (“TA”) as its independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Weinberg for the audit of the Company’s annual financial statements for the year ended December 31, 2017, as well as other expenses for other services rendered during that period, and by TA for the same services for the year ended December 31, 2016.

	Year Ended December 31,
	2017	2016
Audit Fees (1)	$79,250	$74,774
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,500	11,150
All Other Fees (4)	3,875	—

Total	$88,625	$85,924

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2017 fiscal year for filing with the SEC.

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

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.2	Amendments to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.3	Amended and Restated Bylaws of the Corporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Form 8-K on September 13, 2010).
3.5	Certificate of Amendment to Articles of Incorporation to change name to FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with Form 8-K on October 1, 2013).
3.6	Certificate of Amendment to Articles of Incorporation to effect 1-for-10 reverse split (incorporated by reference to Exhibit 3.1 filed with Form 8-K on October 1, 2013).
3.7	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 filed with Form 8-K on June 30, 2008).
3.8	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 filed with Form 8-K on January 23, 2009).
3.9	Certificate of Designations of Series C Convertible Preferred Stock. (incorporated by reference to Exhibit 4.3 filed with Form 10-K on April 15, 2011).
10.1	Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2008).
10.2	Settlement Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 6, 2009).
10.3	Secured Promissory Note (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 6, 2009).
10.4	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.5	Amendment No. 1 to Security Agreement (incorporated by reference to Exhibit 10.4 filed with Form 8-K on October 6, 2009).
10.6	Amendment No. 1 to Supply, License and Transition Agreement (incorporated by reference to Exhibit 10.5 filed with Form 8-K on October 6, 2009).
10.7	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.8	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2009 (incorporated by reference to Exhibit 99.1 filed with the Form 8-K on August 26, 2009).
10.9	Consulting Agreement for Services between the Company and Burnham Hill Advisors LLC, dated August 20, 2010 (incorporated by reference to Exhibit 99.1 filed with Form 8-K on August 23, 2010).
10.10
Amendment No. 1 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated September 15, 2010.  (incorporated by reference to Exhibit 10.12 filed with Form 10-K on April 15, 2011).

10.11	Amendment No. 2 to Consulting Agreement between the Company and Burnham Hill Advisors LLC, dated November 18, 2010. (incorporated by reference to Exhibit 10.13 filed with Form 10-K on April 15, 2011).
10.12	Employment Agreement, dated December 31, 2009, between the Company and John Wilson. (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).
10.13	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 filed with Form 10-K on April 15, 2011).
10.14	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 7, 2013).
10.15	Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.15 filed with the Annual Report on Form 10-K on March 28, 2014).
10.16	Amendment No. 2 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 15, 2014).
10.17	Demand Promissory Note (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 11, 2015).
10.18
Security Agreement by and among the Company, Stephen Adele Enterprises, and Stephen Adele, dated September 11, 2015 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 11, 2015).

10.19	Employment Agreement between the Company, and Stephen Adelé (incorporated by reference to Exhibit 2.3 filed with Form S-4 on July 7, 2015).
10.20	Employment Agreement, by and between FitLife Brands, Inc. and Patrick Ryan, dated June 7, 2016 (incorporated by reference to Exhibit 10.1 filed with Form 8-k on June 13, 2016).
10.21	Amendment No. 3 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2017).
10.22	Amendment No. 1 to Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.2 filed with Form 8-K on April 26, 2017).
10.23
Loan Modification Agreement, dated August 28, 2017, by and between the Company and U.S. National Bank Association Bank (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 31, 2017).

10.24
Merchant Agreement by and between NDS Nutrition, Inc., iSatori, Inc., and Compass Bank, d/b/a Commercial Billing Service (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).

10.25	Continuing Guarantee of FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).
10.26	Consulting Services Agreement, by and between the Company and Dayton Judd, dated March 13, 2018.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with Form 10-K on March 27, 2009).
16.1	Letter from Tarvaran, Askelson & Company, LLP, dated April 25, 2017 (incorporated by reference to Exhibit 16.1 filed with Form 8-K on April 26, 2017).
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 17, 2018	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Interim Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2018	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 17, 2018	By: /s/ Dayton Judd
Dayton Judd
Interim Chief Executive Officer (Principal Executive Officer), Chairman of the Board

Date: April 17, 2018	By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer (Principal Financial Officer)

Date: April 17, 2018	By: /s/ Lewis Jaffe
Lewis Jaffe
Director

Date: April 17, 2018	By: /s/ Grant Dawson
Grant Dawson
Director

Date: April 17, 2018	By: /s/ Seth Yakatan
Seth Yakatan
Director

Date: April 17, 2018	By: /s/ Todd Ordal
Todd Ordal
Director

ITEM 8.  FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FitLife Brands, Inc and subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 Weinberg & Company, P.A.

We have served as the Company’s auditor since 2017

Weinberg & Company, P.A.
Los Angeles, California
April 17, 2018

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2017	2016

CURRENT ASSETS
Cash	$1,261,933	$1,293,041
Accounts receivable, net of allowance for doubtful accounts of $1,263,674 and $166,901, respectively	1,958,128	2,625,748
Inventories, net of allowance for obsolescence of $48,730 and $138,789, respectively	2,873,831	3,756,716
Note receivable, current portion	5,000	2,782
Prepaid income tax	-	120,000
Prepaid expenses	221,200	136,014
Total current assets	6,320,092	7,934,301

PROPERTY AND EQUIPMENT, net	295,187	171,004

Customer note receivable, net of current portion	-	52,695
Deferred taxes	-	689,000
Intangible assets, net	225,000	6,507,505
Security deposits	21,908	24,958
TOTAL ASSETS	$6,862,187	$15,379,463

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,974,165	$1,596,749
Accrued expenses and other liabilities	611,548	372,864
Line of credit	1,950,000	1,950,000
Term loan agreement, current portion	414,877	544,825
Notes payable	-	12,700
Total current liabilities	5,950,590	4,477,138

LONG-TERM DEBT, net of current portion	-	369,177

TOTAL LIABILITIES	5,950,590	4,846,315

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of December 31, 2017 and 2016:
Preferred stock Series A; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2017 and 2016	-	-
Preferred stock Series B; 1,000 shares authorized; 0 shares issued and outstanding as of December 31, 2017 and 2016	-	-
Preferred stock Series C; 500 shares authorized; 0 shares issued and outstanding as of December 31, 2017 and 2016	-	-
Common stock, $.01 par value, 150,000,000 shares authorized; 10,681,710 and 10,483,389 issued and outstanding as of December 31, 2017 and 2016, respectively	106,819	104,836
Treasury Stock	-	(44,413)
Additional paid-in capital	31,013,043	30,919,284
Accumulated deficit	(30,208,265)	(20,446,559)
Total stockholders' equity	$911,597	$10,533,148

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,862,187	$15,379,463

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Revenue	$17,799,345	$25,313,601

Cost of Goods Sold	12,708,460	15,242,537
Gross Profit	5,090,885	10,071,064

OPERATING EXPENSES:
General and administrative	4,179,945	5,002,150
Selling and marketing	3,525,202	4,118,414
Impairment of intangible assets and goodwill	5,928,765	-
Depreciation and amortization	409,476	478,235
Total operating expenses	14,043,388	9,598,799
OPERATING INCOME (LOSS)	(8,952,503)	472,265

OTHER (INCOME) AND EXPENSES
Interest expense	112,128	109,391
Other expense (income)	8,075	(5,204)
Total other (income) expense	120,203	104,187

INCOME (LOSS) BEFORE INCOME TAXES	(9,072,706)	368,078

INCOME TAXES, deferred	689,000	-

NET INCOME (LOSS)	$(9,761,706)	$368,078

NET INCOME (LOSS) PER SHARE:
Earnings (loss) Per Share - Basic and diluted	$(0.93)	$0.04
Weighted average shares - Basic and diluted	10,518,239	10,340,162

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,761,706)	$368,078
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	409,476	478,235
Increase (decrease) in allowance for sales returns and doubtful accounts	1,096,773	(261,541)
Increase (decrease) in allowance for inventory obsolescence	(90,059)	41,733
Loss on disposal of assets	5,145	22,970
Common stock issued for services	95,966	153,002
Fair value of options issued for services	44,189	58,178
Impairment of intangible assets and goodwill	5,928,765	-
Write-off of note receivable	43,727	-
Changes in operating assets and liabilities:
Accounts receivable	(429,153)	320,360
Inventories	972,944	991,852
Deferred taxes	689,000	-
Prepaid income tax	120,000	32,000
Prepaid expenses	(85,186)	198,469
Customer note receivable	6,750	13,735
Security deposits	3,049	1,119
Accounts payable	1,377,417	(1,767,157)
Accrued expenses and other liabilities	238,684	(602,864)
Net cash provided by operating activities	665,781	48,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(185,064)	(23,405)
Net cash used in investing activities	(185,064)	(23,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	459,695
Repurchases of common stock	-	(156,907)
Repayments of term loan and note payable	(511,825)	(567,061)
Net cash used in financing activities	(511,825)	(264,273)

DECREASE IN CASH	(31,108)	(239,509)
CASH, BEGINNING OF PERIOD	1,293,041	1,532,550
CASH, END OF PERIOD	$1,261,933	$1,293,041

Supplemental disclosure operating activities

Cash paid for interest	$112,128	$109,391
The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

DECEMBER 31, 2015	10,453,945	$104,540	$-	$30,820,894	$(20,814,637)	$10,110,797

Common stock issued for services	116,722	1,168	-	151,834	-	153,002

Common stock purchased and cancelled from officer	(86,534)	(865)	-	(111,629)	-	(112,494)

Common stock cancelled	(85,833)	(858)	-	858	-	-

Treasury stock	-	-	(44,413)	-	-	(44,413)

Common stock issued upon cashless exercise of options	85,089	851	-	(851)	-	-

Fair value of options issued for services	-	-	-	58,178	-	58,178

Net income	-	-	-	-	368,078	368,078

DECEMBER 31, 2016	10,483,389	104,836	(44,413)	30,919,284	(20,446,559)	10,533,148

Common stock issued for services	240,241	2,402	-	93,564	-	95,966

Cancellation of treasury stock	(41,920)	(419)	44,413	(43,994)	-	-

Fair value of options issued for services	-	-	-	44,189	-	44,189

Net loss	-	-	-	-	(9,761,706)	(9,761,706)

DECEMBER 31, 2017	10,681,710	$106,819	$-	$31,013,043	$(30,208,265)	$911,597

 The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

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

The Company is headquartered in Omaha, Nebraska. For more information about the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol FTLF on the OTC:PINK market.

 Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2017, the Company recorded a net loss of $9,761,706 and generated cash from operations of $665,781.

As of December 31, 2017, we had cash on hand of $1,261,933 and working capital of $369,502. We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

In December 2017, the Company, through its Subsidiaries, entered into the Merchant Agreement with BBVA Compass Bank (“Compass”). Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. On January 22, 2018, the Subsidiaries sold to Compass accounts receivable under the Merchant Agreement aggregating approximately $2.0 million, the proceeds from which were used to pay US Bank all principal and accrued interest due and owed US Bank under the terms of the Notes and revolving line of credit.

The Company is dependent on cash flow from operations and the accumulation of additional receivables available to sell Compass under the terms of the Merchant Agreement to satisfy its working capital requirements. No assurances can be given that cash flow from operations and/or that the Company will have access to additional capital under the terms of the Merchant Agreement necessary to provide for the Company’s liquidity for the next twelve months. Should the Company be unable to generate sufficient revenue in the future to achieve positive cash flow from operations, and/or should capital be unavailable under the terms of the Merchant Agreement, additional working capital will be required.  Management at present has no intention to raise additional working capital through the sale of equity or debt securities, and believes the agreement with Compass will provide sufficient capital necessary to operate the business over the next twelve months. In the event the Company fails to achieve positive cash flow from operations, additional capital is unavailable under the terms of the Merchant Agreement, and management is otherwise unable to secure additional working capital through the issuance of equity or debt securities, the Company’s business would be materially and adversely harmed.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term assets and intangibles, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

Revenue Recognition

Revenue is derived from product sales. The Company recognizes revenue from product sales in accordance with Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition in Financial Statements,” which assesses revenue upon: (i) the time customers are invoiced at shipping point provided title and risk of loss has passed to the customer, (ii) evidence of an arrangement exists, (iii) fees are contractually fixed or determinable, (iv) collection is reasonably assured through historical collection results and regular credit evaluations, and (v) there are no uncertainties regarding customer acceptance.

 Revenue is recorded net of all discounts taken at the time of sale.

Customer Concentration

Total gross sales to GNC during 2017 and 2016 were $19,382,148 and $21,897,633, respectively, representing 80% and 82% of total revenue, respectively. Accounts receivable attributable to GNC before adjusting for product return reserves as of December 31, 2017 and 2016 were $2,625,003 and $2,327,689, respectively, representing 82% and 83% of the Company’s total accounts receivable balance, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped into categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. We maintain an insurance policy for iSatori Products for international shipments, which protects the Company in the event the international distributor does not or cannot remit payment. The Company recorded an expense of $169,188 related to bad debt and doubtful accounts during the year ended December 31, 2017 versus $3,553 for the year ended December 31, 2016. The difference was primarily attributable to losses related to the Vitamin World bankruptcy filing, and write-off of an outstanding note receivable that management determined was not collectible. As of December 31, 2017, the Company has provided a reserve for doubtful accounts of $112,101.  There was no such reserve as of December 31, 2016.

Allowance for Product Returns, Sales Returns and Incentive Programs

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled. Information for product returns is received on regular basis and adjusted for accordingly. Adjustments for returns are based on factual information and historical trends for both NDS products and iSatori products and are special to each distribution channel. We monitor, among other things, remaining shelf life and sell through data on a weekly basis. If we determine there are any risks or issues with any specific products, we accrue sales return allowances based on management’s assessment of the overall risk and likelihood of returns in light of all information available. Management determined the need to establish $1,151,573 of product return reserves as of December 31, 2017. As of December 31, 2016, the product return reserve was $166,901. These amounts are included in the allowance for doubtful accounts on the accompanying balance sheet.

GNC maintains a customer satisfaction program which allows customers to return product to the store for credit or refund. Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. We also support a product return policy for iSatori Products, whereby customers can return product for credit or refund. Historically, with a few noted exceptions, product returns have been immaterial. However, despite the best efforts of management, product returns can and do occur from time to time and can be material. The Company currently does not establish reserve allowances against accounts receivable related to sales returns or incentive programs. Sales returns are captured on a weekly basis and accounts receivable are updated accordingly. Given the real-time nature of the information, an allowance account for sales returns is not necessary.

Regarding incentives, the Company accrues an estimate of 8% for promotional expenses it calls “vendor funded discounts” at the time of sale. The expense is recorded as a contra-revenue account, and the expected incentive costs are never included in accounts receivable. As such, an allowance account for incentives is not required or necessary. Actual incentive costs are reconciled to the estimate on a regular basis. Vendor funded discounts for the years ended December 31, 2017 and 2016 were  $3,521,556 and $3,618,436 respectively and are recorded as a reduction to gross sales.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of products, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Expenses not related to the production of our products are classified as operating expenses.

Delivery and Handling Expense

Shipping and handling costs are comprised of purchasing and receiving costs, inspection costs, warehousing costs, transfer freight costs, and other costs associated with product distribution and are included as part of operating expenses.

Cash and Cash Equivalents

The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess was $1,011,933 and $1,043,041 as of December 31, 2017 and 2016, respectively.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including components and finished goods for all of its product offerings across all of the Company’s operating subsidiaries.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2017 or December 31, 2016.

Goodwill and Intangible Assets

The Company adopted FASB ASC Topic 350, Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Identifiable intangible assets are stated at cost and accounted for based on whether the useful life of the asset is finite or indefinite. Identified intangible assets with finite useful lives are amortized using the straight-line methods over their estimated useful lives, which was originally ten years. Intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment, the Company does not own any indefinite lived intangible assets.

On September 30, 2015, the Company consummated the acquisition of iSatori. In connection with this acquisition, the Company recorded intangible assets of $1,965,000 and Goodwill of $4,197,448.  As of December 31, 2016, the Company did not believe there were any indicators of impairment of its Goodwill and other intangible assets given the recent acquisition, and that management had not yet had the time to implement its business plan. During the year ended December 31, 2017, sales from iSatori did not meet management’s expectations, and the Company was not able to achieve the expected operating results. As a result, the Company impaired Goodwill and other remaining finite-lived intangible assets related to the acquisition of iSatori and recorded an impairment charge equal to $5,928,765 due to the operating results of that unit.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain.

Tax benefits from an uncertain tax position are recognized only if it more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate resolution. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Concentration of Business and Credit Risk

The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit lnsurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess was $1,011,933 and $1,043,041 as of December 31, 2017 and 2016, respectively.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

One customer comprised 80% and 82% of the Company’s revenues for the years ended December 31, 2017 and 2016, respectively. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, and results of operation.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31,
	2017	2016
Warrants	60,620	60,620
Options	870,284	969,924
Total	930,904	1,030,544

The following table represents the computation of basic and diluted losses per share at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Net income (loss) available for common shareholders	$(9,761,706)	$368,078
Weighted average common shares outstanding – Basic and diluted	10,518,239	10,340,162
Income (loss) per share – Basic and diluted	(0.93)	0.04

Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

●
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying values of the line of credit, notes payable and long-term financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

Stock Compensation Expense

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board ("FASB") whereas the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Segments

The Company operates in one segment for the distribution of our products.  In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.  All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements

Recent Accounting Pronouncements

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

Inventory Measurement – In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Going Concern Disclosures – In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual and interim reporting periods ending after December 15, 2017, with early adoption permitted. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

Revenue from Contracts with Customers – In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows, but does not believe the adoption of this pronouncement will have a material effect, if any.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2018.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation. In the consolidated balance sheets and the consolidated statement of stockholders’ equity certain prior year amounts previously recorded as current liabilities have been presented in a manner more representative of the Company’s current operations. These reclassifications have no effect on previously reported net income or stockholders’ equity. In addition, certain reclassifications have been made in the statements of cash flows with regards to the presentation of repurchases of common stock. The reclassification had no effect on previously reported decrease in cash.

NOTE 3.  INVENTORIES

At December 31, 2017, the value of the Company’s inventory was $2,873,831, of which $2,066,108 and $807,723 was related to NDS Products and iSatori Products, respectively. At December 31, 2016, the value of the Company’s inventory was $3,756,716, of which $2,624,461 and $1,132,256 was related to NDS Products and iSatori Products, respectively.

	December 31,
	2017	2016
Finished goods	$2,462,530	$3,069,531
Components	411,301	687,185
Total	$2,873,831	$3,756,716

NOTE 4.  PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2017 and 2016 as follows:

	December 31,
	2017	2016
Equipment	$971,820	$792,930
Accumulated depreciation	$(676,633)	$(621,926)
Total	$295,187	$171,004

Depreciation expense was $54,707 for December 31, 2017 compared to $56,236 for December 31, 2016.

NOTE 5. NOTE RECEIVABLE

In connection with iSatori’s sale of its Living Orchard product line in 2010, the Company recorded a note receivable representing all or a portion of the purchase price. As of December 31, 2016, the balance of the Note Receivable was $55,477. During the year ended December 31, 2017, we received payments of $6,750 from Living Orchard, which had previously ceased operations, we wrote off $43,727 to bad debt and received the difference of $5,000 in February 2018.

NOTE 6.  NOTE PAYABLES

Notes payable consist of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Revolving line of credit of $3.0 million from U.S. Bank National Association (“U.S. Bank”), dated April 9, 2009, as amended July 15, 2010, May 25, 2011, August 22, 2012, April 29, 2013, May 22, 2014, June 25, 2014, May 15, 2015, August 15, 2016 and August 28, 2017, at an effective interest rate equal to the prime rate announced from time to time by U.S. Bank plus 0.50%. The line of credit matured on June 15, 2017; however, U.S. Bank extended the maturity date of the line of credit until December 15, 2017. The line of credit is secured by substantially all the assets of the Company. As a result of the August 28, 2017 amendment, the Company agreed to amended and additional loan covenants and certain additional terms. Advances to the Company under the amended line of credit are based solely on 80% of the eligible receivables of the Company. The Company pays interest only on this line of credit. The Company received a notice of default from U.S. Bank resulting from a violation of a loan covenant set forth in the amended line of credit.
	$1,950,000	$1,950,000
Term loan of $2,600,000 from US Bank, dated September 4, 2013, at a fixed interest rate of 3.6%. The term loan amortizes evenly on a monthly basis and matures August 15, 2018.	414,877	914,003

Notes payable for warehouse equipment	-	12,700
Total of notes payable and advances	2,364,877	2,876,703
Less current portion	(2,364,877)	(2,507,526)

Long-term portion	$-	$369,177

As of the fiscal year end, the Company was in violation of a loan covenant set forth in the Company’s revolving line of credit of $3.0 million from U.S. Bank, as modified by that certain loan modification agreement dated August 28, 2017, of which approximately $1.95 million was due and owing as of December 31, 2017. On October 27, 2017, the Company received a notice of default from U.S. Bank related to the line of credit and term loan. The maturity date of the line of credit was December 15, 2017. Subsequent to the year end, on January 22, 2018, the Company paid U.S. Bank all principal and accrued interest due and owed to U.S. Bank and as a result of such payment the notes, together with all other instruments and agreements executed by the Company and U.S. Bank providing for the extension of credit by U.S. Bank to the Company and the Subsidiaries, or otherwise, terminated, and are of no further force and effect (See Note 10 – Subsequent Events).

NOTE 7.  EQUITY

Year Ended December 31, 2017

During the year ended December 31, 2017, the Company issued 240,241 shares of common stock with a fair value of $95,966 to employees and directors for services rendered. The shares were valued at the respective date of issuance.

During the year ended December 31, 2017, the Company retired 41,920 shares of common stock that was accounted a treasury stock at December 31, 2016.

 Year Ended December 31, 2016

 During the year ended December 31, 2016, the Company issued 116,722 shares of common stock with a fair value of $153,002 to employees and directors for services rendered. The shares were valued at the respective date of issuance. In addition, the Company also issued 85,089 shares of common stock as a result of the cashless exercise of stock options.

During the year ended December 31, 2016, the Company acquired 86,534 shares of common stock from an officer in exchange for cash of $112,494. At the date of acquisition, the fair value of the shares acquired approximates the cash paid to the officer. Concurrent with the acquisition, the entire 86,534 shares were cancelled.

During the year ended December 31, 2016, pursuant to the Company’s stock buyback program, the Company paid $44,413 for the acquisition of 41,920 shares of common stock that was accounted as a Treasury Stock at December 31, 2016. In January 2017, the entire 41,920 shares of common stock were acquired and retired by the Company.

During the year ended December 31, 2016, the Company retired 85,833 shares of common stock that was acquired in fiscal 2015 pursuant to the Company’s stock buyback program.

Preferred Stock

Subject to a limit of 10.0 million preferred shares in the aggregate, the Company is authorized to issue 10.0 million shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of December 31, 2017 and 2016.

Options

The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2015	902,205	$2.80	6.34
Issued	219,000	$1.39
Exercised	(90,064)	0.06
Forfeited	(61,217)	1.62
Outstanding, December 31, 2016	969,924	$2.81	5.12
Issued	-	-
Exercised	-	-
Forfeited	(99,640)	3.65
Outstanding, December 31, 2017	870,284	$2.71	4.16

As of December 31, 2017, 870,284 options to purchase common stock of the Company were issued and outstanding

Outstanding	Exercise Price	Issuance Date	Expiration Date
50,000	$0.90	01/16/13	01/16/18
10,000	$1.00	03/04/13	03/04/18
212,074	$1.39	05/09/16	05/09/21
4,330	$1.44	09/29/15	09/29/25
40,000	$2.20	04/11/14	04/11/19
370,000	$2.30	02/23/15	02/23/20
93,503	$3.31	02/16/12	02/16/22
18,966	$4.62	05/13/15	05/13/25
4,330	$5.49	04/08/15	04/08/25
1,732	$5.81	03/05/15	03/05/25
32,331	$5.89	03/23/15	03/23/25
8,660	$12.13	09/17/13	09/17/23
7,038	$12.99	11/14/12	09/27/22
17,320	$14.43	01/16/13	11/30/22
870,284

The closing stock price for the Company’s stock on December 31, 2017 was $0.24, as such, there was no intrinsic value. Stock compensation to be recognized in future periods based upon the vesting of these options is approximately $50,000.

During the year ended December 31, 2016, the Company granted options to purchase 219,000 shares of common stock. The options vest over three years, exercisable at $1.39 per share and will expire in five years. At the date of grant, the fair value of these stock options amounted to $111,124 computed using the Black Scholes Option Pricing Model with the following assumptions: stock price and exercise price of $1.39 per share, expiration of five years, risk free of 1.20%, volatility rate of 40% and dividend yield of 0%

During the year ended December 31, 2016, the Company recognized compensation expense of $58,178 based upon the vesting of these options.

During the year ended December 31, 2017 and 2016, the Company recognized compensation expense of $44,189 based upon the vesting of options granted in prior periods. There were no stock options granted in 2017.

Warrants

As of December 31, 2017 and 2016, 60,620 warrants to purchase common stock of the Company were issued and outstanding, all of which were assumed by the Company in connection with the acquisition of iSatori. Additional information about the outstanding warrants is included in the following table:

Outstanding	Exercise Price	Grant Date	Expiration Date
17,320	$12.99	10/01/13	01/01/18
43,300	$12.99	07/16/13	07/16/18
60,620

The closing stock price for the Company’s stock on December 31, 2017 was $0.24, therefore there were no intrinsic value. The entire 60,620 warrants are fully vested as of December 31, 2017.

NOTE 8.  INCOME TAXES

At December 31, 2017 and 2016, the Company had available Federal net operating loss (NOL) carryforwards to reduce future taxable income. The amounts available were approximately $8.6 million and $6.6 million for Federal purposes, respectively. The Federal carryforward expires in 2036. The NOL is also subject to statutory limitations under Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence, giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At that time the Company continued to have sufficient positive evidence, including recent cumulative profits, a reduction in operating expenses, the ability to carry-back losses against prior taxable income and an expectation of improving operating results, showing a full valuation allowance was not required. As of December 31, 2016, expectations of taxable income allowed for $689,000 of deferred tax assets.

During the year ended December 31, 2017, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards due to significant operating losses. Based on their evaluation, the Company determined that the net deferred tax assets of approximately 689,000 during 2017, do not meet the requirements to realize, and as such, the Company has provided a full valuation allowance against them.

The Company has no provision for current income taxes during the year ended December 31, 2017 due to net loss incurred, and full valuation allowance on the net deferred tax assets. Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The components of deferred tax assets are comprised of the following:

	December 31, 2017	December 31, 2016
Net operating loss carryforward	2,236,000	2,585,515
Allowances for sales returns, bad debt and inventory	392,000	-
Share based compensation	167,000	39,000
Other	76,000	(3,000)
Total deferred asset	2,871,000	1,932,515
Valuation allowance	(2,871,000)	(1,932,515)

Net deferred tax asset	$-	$689,000

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31,
	2017	2016
Federal Statutory tax rate	(34%)	34%
State tax, net of federal benefit	(4.9%)	4.9%
	(38.9%)	38.9%
Effect of change in tax rate	13%	-
Valuation allowance	25.9%	38.9
Effective tax rate	-%	-%

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2017, and 2016, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2017, and 2016, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2010 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

On February 19, 2015 this matter was transferred to the Central District of California to the Honorable Manuel Real. Judge Real had previously issued an order dismissing a similar lawsuit that had been filed by the same lawyer who represents the plaintiffs in the Ryan matter. The United States Court of Appeals reversed part of the dismissal issued by Judge Real and remanded the case back down to the district court for further proceedings. As a result, the parties in the Ryan matter issued a joint status report and that matter is again active.

On February 28, 2017, Kevin Fahey, through his attorney, and on behalf of himself and the citizens of the District of Columbia, file a Complaint in the Superior Court of the District of Columbia Civil Division captioned Fahey vs. BioGenetic Laboratories, Inc., et al., case No.2017 CA 001240. The Complaint was filed against BioGenetics, a division of the Company, and various GNC entities. Fahey asserts in his Complaint that the labeling and marketing materials of the product HCG Activator are fraudulent, false and misleading with respect to certain weight loss and hunger suppression claims. Fahey claims these actions violate the District of Columbia Consumer Protection Procedures Act Section 28-3901 et seq., and has asked the court for direct treble damages, punitive damages, disgorgement of profits, attorneys’ fees and injunctive relief. This matter was resolved and the lawsuit was dismissed June 27, 2017. The resolution did not have a material impact on the Company, its financial condition or results from operations.

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

Lease Commitments

The Company is headquartered in Omaha, Nebraska and maintains a lease at a cost of approximately $7,500 per month, which lease is currently set to expire in May 2024. The Omaha facility is a total of 11,088 square feet inclusive of approximately 6,179 square feet of on-site warehouse space. iSatori currently leases 4,732 square feet of space at 15000 W. 6th Avenue, Suite 400, Golden, Colorado 80401, at a cost of $5,620 per month. The Company was in an active process to sublease its Golden property as of December 31, 2017.  Prior to January 2, 2016, iSatori also leased 17,426 square feet of space at 6200 North Washington Street, Unit 10, Denver, Colorado 80216, for its distribution center, at a cost of $12,669 per month. The lease is currently sublet through December 31, 2018, and otherwise set to expire on December 31, 2018. The Company also leases some office equipment for an aggregate total cost of approximately $535 per month.

Rent expense for the years ending December 31, 2017 and 2016 was $263,597 and $289,710 , respectively, and is included in operating expenses in the accompanying consolidated statement of operations.

Minimum annual rental commitments under non-cancelable leases are as follows:

Years ending December 31,	Amount
2018	$209,299
2019	111,441
2020	61,509
2021	60,984
2022 and thereafter	167,706
TOTAL	$610,939

NOTE 10.  SUBSEQUENT EVENTS

Merchant Agreement and Repayment of U.S. Bank Notes

In December 2017, the Company, through its Subsidiaries, entered into the Merchant Agreement with Compass. Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. All amounts due under the terms of the Merchant Agreement, totaling up to $5.0 million, are guaranteed by the Company under the terms of a Continuing Guarantee. . The Company shall pay a fee of LIBOR plus 550 basis points calculated based upon the excess of the amount owing over cash collected from customers. Additionally, the Company will be charged a non-utilization fee by which the average outstanding amount of obligations is less than $3,000,000. The Company has pledged collateral of all present and future inventory, accounts, accounts receivable, general intangibles and returned goods, together with all reserves, balances, deposits, and property at any time owing to the credit of Merchant with Bank and any and all substitutions, accessions, additions, parts, accessories, attachments, replacements, proceeds and products of, for and to inventory, whether now or hereafter owned, existing, created, arising or acquired. The Merchant Agreement renews automatically unless either party terminates with a written notice with thirty days of the anniversary date.

On January 22, 2018, the Subsidiaries sold to Compass accounts receivable under the Merchant Agreement aggregating approximately $2.0 million, the proceeds from which were used to pay USB all principal and accrued interest due and owing USB under the terms of the Notes previously issued to USB. As a result of such payment, together with a payment of approximately $360,000 from existing cash resources, the Notes, together with all other instruments and agreements executed by the Company and USB providing for the extension of credit by USB to the Company and the Subsidiaries, or otherwise, have terminated, and are of no further force and effect.

In March 2018 the Company issued 225,000 shares of common stock with a fair value of $67,500 to an officer of the Company for services rendered.