Form 10-Q
period 2018-03-31
FITLIFE BRANDS, INC.
filed 2018-05-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2018
Common stock, $0.01 par value	10,955,099

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2018

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017

CURRENT ASSETS
Cash	$564,772	$1,261,933
Accounts receivable, net of allowance for sales returns and doubtful accounts of $1,177,157 and $1,263,674, respectively
- Trade	261,733	1,958,128
- Factored	2,209,964	-
Inventories, net of allowance for obsolescence of $81,524 and $48,730, respectively	2,384,942	2,873,831
Customer note receivable	-	5,000
Prepaid expenses and other current assets	82,001	221,200
Total current assets	5,503,412	6,320,092

PROPERTY AND EQUIPMENT, net	274,848	295,187

Goodwill	225,000	225,000
Security deposits	21,908	21,908
TOTAL ASSETS	$6,025,168	$6,862,187

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,708,221	$2,974,165
Accrued expenses and other liabilities	379,565	611,548
Secured payable to factor	1,715,434	-
Line of credit	-	1,950,000
Term loan	-	414,877
Total current liabilities	4,803,220	5,950,590

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized as of
March 31, 2018 and December 31, 2017:
Preferred stock Series A; 10,000,000 shares authorized; none issued
and outstanding as of March 31, 2018 and December 31, 2017	-	-
Preferred stock Series B; 1,000 shares authorized; none issued
and outstanding as of March 31, 2018 and December 31, 2017	-	-
Preferred stock Series C; 500 shares authorized; none issued
and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized;
10,955,099 and 10,681,710 issued and outstanding
as of March 31, 2018 and December 31, 2017, respectively	109,551	106,819
Additional paid-in capital	31,103,272	31,013,043
Accumulated deficit	(29,990,875)	(30,208,265)
Total stockholders' equity	$1,221,948	$911,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,025,168	$6,862,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	(Unaudited)
	2018	2017

Revenue	$4,614,286	$5,589,354

Cost of Goods Sold	2,698,618	3,668,790
Gross Profit	1,915,668	1,920,564

OPERATING EXPENSES:
General and administrative	870,382	1,160,069
Selling and marketing	806,109	947,386
Depreciation and amortization	18,840	119,338
Total operating expenses	1,695,331	2,226,793
OPERATING INCOME (LOSS)	220,337	(306,229)

OTHER (INCOME) AND EXPENSES
Interest expense	3,473	26,661
Gain on sale of assets	(526)	-
Total other expenses	2,947	26,661

NET INCOME (LOSS)	$217,390	$(332,890)

NET INCOME (LOSS) PER SHARE:
Net income (loss) per common share - basic and diluted	$0.02	$(0.03)

Weighted average common shares outstanding - basic and diluted	10,726,710	10,385,890

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
DECEMBER 31, 2017	10,681,710	$106,819	$31,013,043	$(30,208,265)	$911,597

Common stock issued for services	273,389	2,734	79,767		82,501

Fair value of options issued for services	-	-	10,460	-	10,460

Net loss	-	-	-	217,390	217,390
	10,955,099	$109,551	$31,103,272	$(29,990,875)	$1,221,948

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	(Unaudited)
	2018	2017

Net income (loss)	$217,390	$(332,890)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,840	119,338
Allowance for sales returns and doubtful accounts	(86,517)	717,706
Allowance for inventory obsolescence	32,794	-
Common stock issued for services	82,501	17,500
Fair value of options issued for services	10,460	11,584
Gain on sale of assets	(526)	-
Changes in operating assets and liabilities:
Accounts receivable	(427,052)	(2,477,923)
Inventories	456,095	861,046
Prepaid expenses and other current assets	139,199	87,465
Customer note receivable	5,000	2,251
Accounts payable	(265,944)	849,445
Accrued expenses and other liabilities	(231,983)	121,905
Net cash used in operating activities	(49,743)	(22,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	2,025	-
Net cash provided by investing activities	2,025	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(1,950,000)	-
Repayment of term loan	(414,877)	(137,320)
Secured payable to factor	1,715,434	-
Net cash used in financing activities	(649,443)	(137,320)

DECREASE IN CASH	(697,162)	(159,893)
CASH, BEGINNING OF PERIOD	1,261,933	1,293,041
CASH, END OF PERIOD	$564,772	$1,133,148

Supplemental disclosure operating activities

Cash paid for interest	$3,473	$26,661

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

These estimates and assumptions also affect the reported amounts of accounts receivable, inventories, goodwill revenues, costs and expenses and valuations of long term assets, allowance for deferred tax assets and fair value of equity instruments issued for services during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Basic and Diluted Income (loss) per share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods because all warrants and stock options outstanding are anti-dilutive. At March 31, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive.

	March 31, 2018	March 31, 2017
Options	810,284	969,924
Warrants	43,300	60,620
Total	853,584	1,030,544

Goodwill

The Company had goodwill of $225,000, as of March 31, 2018 and December 31, 2017, respectively. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

As of March 31, 2018 and December 31, 2017, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

 Customer Concentration

 Gross sales prior to reduction for vendor funded discounts and coupons to GNC during the period ended March 31, 2018 and 2017 were $4,389,177 and $6,726,554, respectively, representing 82% and 85% of total revenue, respectively. Gross accounts receivable attributable to GNC as of March 31, 2018 and March 31, 2017 were $3,128,286 and $4,557,806, respectively, representing 86% and 89% of the Company’s total accounts receivable balance, respectively.

 Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements to consumers, primarily through GNC stores.

In September 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods. The ASU became effective January 1, 2018.

Due to the nature of the products sold by the Company, the adoption of the new standard has had no quantitative effect on the financial statements.  However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

The Company previously recognized revenue when risk of loss transferred to our customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed. The Company allows for returns within 30 days of purchase from end-users. GNC may return purchased products to the Company under certain circumstances, which include expired or soon to be expired products located in GNC corporate stores or at any of its distribution centers, and products that are subject to a recall or that contain an ingredient or ingredients that are subject to a recall by the FDA.

Under the new guidance, revenue is recognized when control of promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

All products sold by the Company are distinct individual products and consist of nutritional supplements and related supplies. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Other than promotional activities, which can vary from time to time but nevertheless are entirely within the Company’s control, contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time.

Control of products we sell transfers to customers upon shipment from our facilities, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payment for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

We provide a 30-day right of return for our products. A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of returns, the Company determined that substantially less than 5% of products are returned, and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Recent Accounting Pronouncements

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – MERCHANT AGREEMENT

In December 2017, the Company, through NDS and iSatori (together, the “Subsidiaries”), entered into a Merchant Agreement with Compass Bank, d/b/a Commercial Billing Service (“Compass”)(“Factor”). Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. All amounts due under the terms of the Merchant Agreement, totaling up to $5.0 million, are guaranteed by the Company under the terms of a Continuing Guarantee. The Company shall pay a fee of London Interbank Offering Rate (LIBOR) plus 550 basis points calculated based upon the excess of the amount owing over cash collected from customers. The applicable LIBOR rate as of March 31, 2018 was 1.8%. Additionally, the Company will be charged a non-utilization fee by which the average outstanding amount of obligations is less than $3.0 million. The Subsidiaries and Compass have agreed in principle to reduce the basis for the non-utilization fee from the above referenced $3.0 million to $2.0 million. The change is expected to become effective during May 2018. The Company has pledged collateral of all present and future inventory, accounts, accounts receivable, general intangibles and returned goods, together with all reserves, balances, deposits, and property at any time owing to the credit of the Company with Compass and any and all substitutions, accessions, additions, parts, accessories, attachments, replacements, proceeds and products of, for and to inventory, whether now or hereafter owned, existing, created, arising or acquired. The Merchant Agreement renews automatically unless either party terminates with a written notice within thirty days of the anniversary date.

Under the terms of the Merchant Agreement, all factored receivables are sold with recourse, which requires the Company to repurchase any receivables, if demanded, not paid on time causing such receivables to be accounted for as a secured financing arrangement and not as a sale of financial assets. Receivables are presented net of allowance for doubtful accounts with the recourse amount potentially due Compass in the event of untimely payment presented under current liabilities as a secured financing obligation. There were no invoices factored under this agreement during the year ended December 31, 2017.

During the period ended March 31, 2018, the Company factored gross invoices totaling $5,037,146 for cash proceeds of $4,012,129, net of credit memos of $514,487 and the 20% factor hold back or due from factor of $510,530. In addition, the Company also incurred fees and interest of $17,400 as a result of this agreement.

As of March 31, 2018, a total of $2,209,964 of the factored invoices have not yet been collected by the factor as these invoices were not yet due. As such, pursuant to current accounting guidelines, the Company reported the $2,209,964 as Accounts Receivable, Factored, the corresponding proceeds received from the factor of $1,715,434 as Secured Payable to Factor and the difference of $494,530 as an adjustment to due from factor.

NOTE 5 – INVENTORIES

The Company’s inventories as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018 (unaudited)	December 31, 2017
Finished goods	$1,959,811	$2,511,260
Components	506,655	411,301
Allowance for obsolescence	(81,524)	(48,730)
Total	$2,384,942	$2,873,831

NOTE 6 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018 (unaudited)	December 31, 2017
Equipment	$967,321,	$971,820
Accumulated depreciation	(692,473)	(676,633)
Total	$274,848	$295,187

Depreciation expense for the three months ended March 31, 2018 was $18,840 as compared to $13,389 for the three-month period ended March 31, 2017.

NOTE 7 – NOTES PAYABLE

The Company had previously obtained a line of credit (LOC) of $3 million and a separate term loan of $2.6 million with a financial institution, US Bank. Both loans were secured by the Company’s tangible and intangible assets, and had an average interest rate of 5% per annum. The LOC matured in December 2017, as amended, while the term loan did not mature until August 2018. As of December 31, 2017, outstanding balance of these notes payable totaled $2,364,877 and was deemed in default due to non-compliance with certain financial covenants.

In January 2018, the Company paid US Bank a total of $2,364,877 to settle the outstanding balance of LOC and the term note payable. As of March 31, 2018, the LOC and Term Note payable had been fully paid.

NOTE 8 - EQUITY

Common Stock

The Company is authorized to issue 150.0 million shares of common stock, $0.01 par value, of which 10,955,099 common shares were issued and outstanding as of March 31, 2018.

During the period ended March 31, 2018, the Company issued 273,389 shares of common stock with a fair value of $82,501 to employees and directors for services rendered. The shares were valued at their respective date of issuance.

Preferred Stock

The Company is authorized to issue 10.0 million shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of March 31, 2018 and December 31, 2017.

Options

As of March 31, 2018 and December 31, 2017, 810,284 and 870,284 options to purchase shares of common stock of the Company were issued and outstanding, respectively. Additional information regarding the March 31, 2018 options is as follows:

Outstanding	Exercise Price	Issuance Date	Expiration Date
212,074	$1.39	05/09/16	05/09/21
4,330	$1.44	09/29/15	09/29/25
40,000	$2.20	04/11/14	04/11/19
370,000	$2.30	02/23/15	02/23/20
93,503	$3.31	02/16/12	02/16/22
18,966	$4.62	05/13/15	05/13/25
4,330	$5.49	04/08/15	04/08/25
1,732	$5.81	03/05/15	03/05/25
32,331	$5.89	03/23/15	03/23/25
8,660	$12.13	09/17/13	09/17/23
7,038	$12.99	11/14/12	09/27/22
17,320	$14.43	01/16/13	11/30/22
810,284

During the three-month period ended March 31, 2018 and 2017, the Company recognized compensation expense of $10,460 and $11,584, respectively, to account the fair value of stock options that vested during the period.

There was no intrinsic value for all the outstanding options at March 31, 2018, since the exercise prices of these options were greater than the March 31, 2018 closing stock price of $0.31 per share. Future unamortized compensation expense on the unvested outstanding options at March 31, 2018 amounted to $71,676, which will be recognized through April 2020.

Warrants

As of March 31, 2018 and December 31, 2017, warrants to purchase 43,300 shares of common stock and 60,620 shares of common stock of the Company were issued and outstanding, respectively, all of which were assumed by the Company in connection with the acquisition of iSatori. Additional information about the outstanding warrants as of March 31, 2018 is as follows:

Outstanding	Exercise Price	Issuance Date	Expiration Date
43,300	$12.99	07/16/13	07/16/18
43,300

There was no intrinsic value for all the outstanding warrants at March 31, 2018 since the exercise price of these warrants was greater than the March 31, 2018 closing stock price of $0.31 per share.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

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

Recent Developments

In December 2017, the Company, through NDS and iSatori (together, the “Subsidiaries”), entered into a Merchant Agreement with Compass Bank, d/b/a Commercial Billing Service (“Compass”). Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. All amounts due under the terms of the Merchant Agreement, totaling up to $5.0 million, are guaranteed by the Company under the terms of a Continuing Guarantee. The Company shall pay a fee of LIBOR plus 550 basis points calculated based upon the excess of the amount owing over cash collected from customers. The applicable LIBOR rate as of March 31, 2018 was 1.8%. Additionally, the Company will be charged a non-utilization fee by which the average outstanding amount of obligations is less than $3.0 million. The Subsidiaries and Compass have agreed in principal to reduce the basis for the non-utilization fee from $3.0 million to $2.0 million. The change is expected to become effective during May 2018. The Company has pledged collateral of all present and future inventory, accounts, accounts receivable, general intangibles and returned goods, together with all reserves, balances, deposits, and property at any time owing to the credit of the Company with Compass and any and all substitutions, accessions, additions, parts, accessories, attachments, replacements, proceeds and products of, for and to inventory, whether now or hereafter owned, existing, created, arising or acquired. The Merchant Agreement renews automatically unless either party terminates by providing written notice within thirty days of the anniversary date.

On January 22, 2018, the Subsidiaries sold to Compass accounts receivable under the Merchant Agreement aggregating approximately $2.0 million, the proceeds from which were used to pay U.S. Bank all principal and accrued interest due and owing U.S. Bank under the terms of the Notes previously issued to U.S. Bank. As a result of such payment, together with a payment of approximately $360,000 from existing cash resources, the Notes, together with all other instruments and agreements executed by the Company and U.S. Bank providing for the extension of credit by U.S. Bank to the Company and the Subsidiaries, or otherwise, have terminated, and are of no further force and effect.

Results of Operations

Comparison of Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Net Sales.  Revenue for the three months ended March 31, 2018 decreased 17.4% to $4,614,286 as compared to $5,589,354 for the three months ended March 31, 2017. Revenue for the three-month period ended March 31, 2018 compared to the prior three-month period, in part, reflects declining traffic trends and lower unit sales at retail leading to lower same store sales in GNC, our principal distribution channel, as well as certain inventory level adjustments by GNC resulting from such trends.  While no assurances can be given, management believes the negative trends affecting GNC and the overall retail segment have begun to stabilize.

Revenue attributable to the Company’s NDS Nutrition division for the three months ended March 31, 2018 was $3,587,918 as compared to $4,128,392 for the three months ended March 31, 2017. This decrease was principally attributable to the factors affecting total revenue for the reported period, specifically lower total sales to GNC, our principal distribution channel.

Revenue attributable to the Company’s iSatori operating division for the three months ended March 31, 2018 was $1,026,368, as compared to $1,460,962 for the three months ended March 31, 2017. This decrease was attributable to a number of factors including general weakness in retail traffic resulting in lower unit sales at retail, and reduced effectiveness of our distribution partners.

As a result of the macro issues affecting retail generally, management is focused on developing an omnichannel product sales capability through its retail partners and online through its direct response and ecommerce platform to drive additional incremental sales in the short-term, and, while no assurances can be given, a material increase in sales in the longer-term.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2018 decreased to $2,698,618 as compared to $3,668,790 for the three months ended March 31, 2017. The decrease during the three-month period is principally attributable to lower total sales volumes.

Gross Profit Margin.  Gross profit for the three months ended March 31, 2018 decreased to $1,915,668 as compared to $1,920,564 for the three months ended March 31, 2017.  The decrease during the three-month period is principally attributable to lower sales, but substantially offset by higher gross margin.  Gross margin for the three months ended March 31, 2018 increased to 41.5% from 34.4% for the comparable period last year.  The increase in gross margin was primarily attributable to the impact of the $700,000 non-recurring margin support agreement with GNC.  Absent the impact of the non-recurring charge, gross margin for the three month period ended March 31, 2017 would have been 41.7%.

General and Administrative Expense.   General and administrative expense for the three months ended March 31, 2018 decreased to $870,382 as compared to $ 1,160,069 for the three months ended March 31, 2017. The decrease in general and administrative expense for the three months ended March 31, 2018 is principally attributable to ongoing cost reduction initiatives, subletting certain facilities and lower headcount.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2018 decreased to $806,109 as compared to $ 947,386 for the three months ended March 31, 2017. The decrease in selling and marketing expense for the three-month period ended March 31, 2018 is principally the result of budgetary controls, and certain headcount reductions.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2018 decreased to $18,840 as compared to $119,338 for the three months ended March 31, 2017.  The decrease was primarily attributable to the write-off of certain intangible assets during the fourth quarter of 2017.

Net Income/(Loss).  We generated a net profit of $217,390 for the three-month period ended March 31, 2018 as compared to a net loss of $(332,890) for the three months ended March 31, 2017. The change from a net loss to net profit for the three-month period ended March 31, 2018 compared to the comparable period last year is principally attributable to stronger margins and reduced operating expenses, which offset lower sales volumes.

Liquidity and Capital Resources

At March 31, 2018, we had positive working capital of approximately $700,194, compared to $369,502 at December 31, 2017. Our principal sources of liquidity at March 31, 2018 consisted of $564,772 of cash and $2,471,697 from accounts receivable. The increase in working capital is principally attributable to the payment of the line of credit and term loan, both of which were current liabilities.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings, and more recently, the sale of accounts receivable. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company currently anticipates that cash derived from operations and existing cash resources will be sufficient to provide for the Company’s liquidity for the next 12 months.

In December 2017, the Company, through its Subsidiaries, entered into the Merchant Agreement with Compass. Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. On January 22, 2018, the Subsidiaries sold to Compass accounts receivable under the Merchant Agreement aggregating approximately $2.0 million, the proceeds from which were used to pay U.S. Bank, inclusive of a payment of approximately $360,000 from the Company, all principal and accrued interest due and owed U.S. Bank under the terms of the Notes and revolving line of credit.

The Company is dependent on cash flow from operations and the accumulation of additional receivables available to sell to Compass under the terms of the Merchant Agreement to satisfy its working capital requirements. No assurances can be given that cash flow from operations and/or that the Company will have access to additional capital under the terms of the Merchant Agreement necessary to provide for the Company’s liquidity for the next twelve months. Should the Company be unable to generate sufficient revenue in the future to achieve positive cash flow from operations, and/or should capital be unavailable under the terms of the Merchant Agreement, additional working capital will be required.  Management at present has no intention to raise additional working capital through the sale of equity or debt securities and believes the agreement with Compass will provide sufficient capital necessary to operate the business over the next twelve months. In the event the Company fails to achieve positive cash flow from operations, additional capital is unavailable under the terms of the Merchant Agreement, and management is otherwise unable to secure additional working capital through the issuance of equity or debt securities, the Company’s business would be materially and adversely harmed.

Cash Used in Operations.  Our cash used in operating activities for the three months ended March 31, 2018 was $(49,743), as compared to $(22,573) for the three months ended March 31, 2017. The increase is principally attributable to variations in certain working capital accounts resulting from our agreement with Compass. Net working capital increased to $700,192 as of the quarter ended March 31, 2018 compared to $369,502 as of March 31, 2017.

Cash Provided by Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2018 was $2,025. There was no investing activities for the three months ended March 31, 2017.

Cash Used in Financing Activities. Our cash used in financing activities for the three months ended March 31, 2018 was $(649,443) as compared to cash used in financing activities of $(137,320) during the three months ended March 31, 2017. The primary difference was the payoff of all amounts owed to U.S. Bank under both the line of credit and term loan during the three months ended March 31, 2018 plus the impact of the factoring arrangement with Compass.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 3 of the Notes to the Condensed Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

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

  These estimates and assumptions also affect the reported amounts of accounts receivable, inventories, goodwill, revenues, costs and expenses and valuations of long term assets, allowance for deferred tax assets and equity instruments issued for services during the reporting period. Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Goodwill

The Company had goodwill with a carrying value of $225,000 as of March 31, 2018 and December 31, 2017, respectively. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Identifiable intangible assets are stated at cost and accounted for based on whether the useful life of the asset is finite or indefinite. Identified intangible assets with finite useful lives are amortized using the straight-line methods over their estimated useful lives, which was originally ten years. Intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment.

As of March 31, 2018 and December 31, 2017, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

Share Based Payment

             The Company issues stock options, warrants and common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC718 “Compensation - Stock Compensation.” Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

 The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payment to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received, or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

 The Company values stock compensation based on the market price on the measurement date. For employees this is the date of grant, and for non-employees, this is the date of performance completion. The Company values stock options and warrants using the Black-Scholes option pricing model.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements to consumers, primarily through GNC stores.

In September 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. The ASU became effective January 1, 2018.

Due to the nature of the products sold by the Company, the adoption of the new standard has had no quantitative effect on the financial statements.  However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

The Company previously recognized revenue when risk of loss transferred to our customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed. The Company allows for returns within 30 days of purchase from end-users. GNC may return purchased products to the Company under certain circumstances, which include expired or soon to be expired products located in GNC corporate stores or at any of its distribution centers, and products that are subject to a recall or that contain an ingredient or ingredients that are subject to a recall by the FDA.

Under the new guidance, revenue is recognized when control of promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

All products sold by the Company are distinct individual products and consist of nutritional supplements and related supplies. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Other than promotional activities, which can vary from time to time but nevertheless are entirely within the Company’s control, contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time.

Control of products we sell transfers to customers upon shipment from our facilities, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payment for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

We provide a 30-day right of return for our products. A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of returns, the Company determined that substantially less than 5% of products are returned, and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Recent Accounting Polices

See Note 3 in the accompanying financial statements for a discussion of recent accounting policies.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2018. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2018. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on April 17, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2018, there are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2018 that were not previously disclosed by the Company in a Current Report on Form 8-K or its periodic reports.

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

Registrant Date: May 15, 2018	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Interim Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: May 15, 2018	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)