Form 10-Q
period 2018-06-30
FITLIFE BRANDS, INC.
filed 2018-08-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2018
Common stock, $0.01 par value	10,997,958

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2018

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

-i-

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS:	June 30,	December 31,
	2018	2017

CURRENT ASSETS
Cash	$940,000	$1,262,000
Accounts receivable, net of allowance of doubtful accounts and sales returns of $743,000 and $1,264,000, respectively
- Trade	382,000	1,958,000
- Factored	1,466,000	-
Inventories, net of allowance for obsolescence of $24,000 and $49,000, respectively	2,757,000	2,874,000
Note receivable	-	5,000
Prepaid expenses	82,000	221,000
Total current assets	5,627,000	6,320,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $710,000 and $677,000 respectively	257,000	296,000

Goodwill	225,000	225,000
Security deposits	22,000	22,000
TOTAL ASSETS	$6,131,000	$6,863,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,017,000	$2,974,000
Accrued expenses and other liabilities	538,000	612,000
Secured payable to Factor	1,159,000	-
Line of credit	-	1,950,000
Term loan agreement	-	415,000
Total current liabilities	4,714,000	5,951,000

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized;
10,997,958 and 10,681,710 issued and outstanding
as of June 30, 2018 and December 31, 2017, respectively	110,000	107,000
Additional paid-in capital	31,127,000	31,013,000
Accumulated deficit	(29,820,000)	(30,208,000)
Total stockholders' equity	1,417,000	912,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,131,000	$6,863,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Revenue	$4,379,000	$5,022,000	$8,993,000	$10,612,000

Cost of Goods Sold	2,573,000	3,499,000	5,271,000	7,168,000
Gross Profit	1,806,000	1,523,000	3,722,000	3,444,000

OPERATING EXPENSES:
General and administrative	856,000	1,010,000	1,709,000	2,170,000
Selling and marketing	718,000	913,000	1,523,000	1,861,000
Depreciation and amortization	18,000	117,000	38,000	237,000
Total operating expenses	1,592,000	2,040,000	3,270,000	4,268,000
OPERATING INCOME (LOSS)	214,000	(517,000)	452,000	(824,000)

OTHER (INCOME) AND EXPENSES
Interest expense	44,000	29,000	65,000	56,000
Other expense (income)	-	5,000	(1,000)	4,000
Total other (income) expense	44,000	34,000	64,000	60,000

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$170,000	$(551,000)	$388,000	$(884,000)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.02	$(0.05)	$0.04	$(0.08)

Basic and diluted weighted average common shares	10,955,099	10,470,158	10,840,905	10,455,814

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
December 31, 2017	10,681,710	$107,000	$31,013,000	$(30,208,000)	$912,000

Common stock issued for services	316,248	3,000	95,000		98,000

Fair value of options issued for services			19,000		19,000

Net income				388,000	388,000

June 30, 2018	10,997,958	$110,000	$31,127,000	$(29,820,000)	$1,417,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	(Unaudited)
	2018	2017

Net income (loss)	$388,000	$(884,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,000	237,000
Allowance for doubtful accounts	(521,000)	-
Allowance for inventory obsolescence	(25,000)	(119,000)
Common stock issued for services	98,000	35,000
Fair value of options issued for services	19,000	23,000
Loss (gain) on disposal of assets	(1,000)	5,000
Changes in operating assets and liabilities:
Accounts receivable – trade	2,097,000	(884,000)
Accounts receivable - factored	(1,466,000)	-
Inventories	142,000	1,311,000
Prepaid expenses	139,000	14,000
Customer note receivable	5,000	5,000
Accounts payable	43,000	552,000
Accrued liabilities and other liabilities	(74,000)	129,000
Net cash provided by operating activities	882,000	424,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,000)
Proceeds from the sale of assets	2,000	-
Net cash provided (used) in investing activities	2,000	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(1,950,000)	-
Secured payable to Factor	1,159,000
Repayments of term loan	(415,000)	(276,000)
Net cash used in financing activities	(1,206,000)	(276,000)

NET CHANGE IN CASH	(322,000)	138,000
CASH, BEGINNING OF PERIOD	1,262,000	1,293,000
CASH, END OF PERIOD	$940,000	$1,431,000

Supplemental disclosure operating activities
Cash paid for interest	$65,000	$56,000

Non-cash investing and financing activities
Cancellation of Treasury Stock	$-	$44,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition Products™ (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), and Metis Nutrition™ (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the acquisition of iSatori, Inc. (“iSatori”) on October 1, 2015, the Company added several brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

The Company is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol “FTLF” on the OTC:PINK market.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. While management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expense recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of accounts receivable, inventories, goodwill revenue, costs and expense and valuations of long term assets, realization of deferred tax assets and fair value of equity instruments issued for services during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods because all warrants and stock options outstanding are anti-dilutive. At June 30, 2018 and 2017, we excluded the all outstanding options and warrants which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive. The following securities that were excluded are as follows:

	June 30, 2018	June 30, 2017
Options	687,087	899,375
Warrants	43,300	60,620
Total	730,387	959,996

Goodwill

The Company had goodwill of $225,000, as of June 30, 2018 and December 31, 2017, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

As of June 30, 2018 and December 31, 2017, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

 Customer Concentration

 Gross sales prior to reduction for vendor funded discounts and coupons to GNC during the six month period ended June 30, 2018 and 2017 were $8,380,000 and $11,546,000, respectively, representing 80.3% and 81.9% of total revenue, respectively. Gross accounts receivable attributable to GNC as of June 30, 2018 and June 30, 2017 were $2,015,000 and $3,115,000, respectively, representing 78.6% and 84.7% of the Company’s total accounts receivable balance, respectively.

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

NOTE 4 – MERCHANT AGREEMENT

In December 2017, the Company, through NDS and iSatori (together, the “Subsidiaries”), entered into a Merchant Agreement with Compass Bank, d/b/a Commercial Billing Service (“Compass”) (“Factor”). Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. All amounts due under the terms of the Merchant Agreement, totaling up to $5.0 million, are guaranteed by the Company under the terms of a Continuing Guarantee. The Company pays a fee calculated based on the London Interbank Offering Rate (LIBOR) plus 550 basis points, which fee is based on the outstanding gross amount of accounts receivable factored in excess of total cash collected by Compass from customers against such amounts. The applicable LIBOR rate as of June 30, 2018 was 2.1%. Additionally, the Company is charged a non-utilization fee by which the average outstanding amount of obligations is less than $2.0 million. The Company has pledged collateral of all present and future inventory, accounts, accounts receivable, general intangibles and returned goods, together with all reserves, balances, deposits, and property at any time owing to the credit of the Company with Compass and any and all substitutions, accessions, additions, parts, accessories, attachments, replacements, proceeds and products of, for and to inventory, whether now or hereafter owned, existing, created, arising or acquired. The Merchant Agreement renews automatically unless either party terminates with a written notice within thirty days of the anniversary date.

Under the terms of the Merchant Agreement, all factored receivables are sold with recourse, which requires the Company to repurchase any receivables, if demanded, not paid on time causing such receivables to be accounted for as a secured financing arrangement and not as a sale of financial assets. Receivables are presented net of allowance for doubtful accounts with the recourse amount potentially due Compass in the event of untimely payment presented under current liabilities as a secured financing obligation. There were no invoices factored under this Merchant Agreement during the year ended December 31, 2017.

During the six month period ended June 30, 2018, the Company sold to the factor, on a recourse basis, an aggregate of $8,152,000 of invoices, net of credit memos, for cash proceeds of $7,784,000. In addition, the Company also incurred fees and other charges in the aggregate of $61,000 which was reflected as part of interest expense in the accompanying statement of operations. As of June 30, 2018, total due from Factor amounted to $307,000 which represents the 20% holdback for invoices it had not yet collected.

For financial statement presentation purposes, since the receivables were sold with recourse, the Company reflected the amount due from Factor on the accompanying balance sheet as follows:

Accounts Receivable - Factor	$1,466,000
Secured Payable to Factor	(1,159,000)
$307,000

NOTE 5 – INVENTORIES

The Company’s inventories as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018 (unaudited)	December 31, 2017
Finished goods	$2,200,000	$2,511,000
Components	581,000	412,000
Allowance for obsolescence	(24,000)	(49,000)
Total	$2,757,000	$2,874,000

NOTE 6 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018 (unaudited)	December 31, 2017
Equipment	$967,000	$973,000
Accumulated depreciation	(710,000)	(677,000)
Total	$257,000	$296,000

Depreciation expense for the six months ended June 30, 2018 was $38,000 as compared to $27,000 for the six-month period ended June 30, 2017.

NOTE 7 – NOTES PAYABLE

The Company had previously obtained a line of credit (“LOC”) of $3 million and a separate term loan of $2.6 million with a financial institution, U.S. Bank. Both loans were secured by the Company’s tangible and intangible assets, and had an average interest rate of 5% per annum. The LOC matured in December 2017, as amended, while the term loan did not mature until August 2018. As of December 31, 2017, the outstanding balance of these notes payable totaled $2,365,000 and was deemed in default due to non-compliance with certain financial covenants.

In January 2018, the Company paid U.S. Bank a total of $2,365,000 to settle the outstanding balance of LOC and the term note payable. As of June 30, 2018, the LOC and Term Note payable had been fully paid.

NOTE 8 - EQUITY

Common Stock

The Company is authorized to issue 150.0 million shares of common stock, $0.01 par value, of which 10,997,958 common shares were issued and outstanding as of June 30, 2018.

During the six month period ended June 30, 2018, the Company issued 316,248 shares of common stock with a fair value of $98,000 to employees and directors for services rendered. The shares were valued at their respective date of issuances.

Preferred Stock

The Company is authorized to issue 10.0 million shares of Series A Convertible Preferred Stock, $0.01 par value, 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value, and 500 shares of its Series C Convertible Preferred Stock, par value $0.01, none of which were issued and outstanding as of June 30, 2018 and December 31, 2017.

Options

Number of Options
December 31, 2017	870,284
Granted	-
Exercised	-
Forfeited	(183,197)
June 30, 2018	687,087
Vested and exercisable	628,261

As of June 30, 2018 and December 31, 2017, 687,087 and 870,284 options to purchase shares of common stock of the Company were issued and outstanding, respectively. Additional information regarding options outstanding as of June 30, 2018 is as follows:

Outstanding	Exercise Price	Issuance Date	Expiration Date
211,710	$1.39	05/09/16	05/09/21
40,000	$2.20	04/11/14	04/11/19
360,000	$2.30	02/23/15	02/23/20
11,571	$3.31	02/16/12	02/16/22
13,491	$4.62	05/13/15	05/13/25
21,939	$5.89	03/23/15	03/23/25
8,660	$12.13	09/17/13	09/17/23
2,396	$12.99	11/14/12	09/27/22
17,320	$14.43	01/16/13	11/30/22
687,087

During the six-month periods ended June 30, 2018 and 2017, the Company recognized compensation expense of $19,000 and $23,000, respectively, to account the fair value of stock options that vested during the period.

There was no intrinsic value for all the outstanding options at June 30, 2018, since the exercise prices of these options were greater than the June 30, 2018 closing stock price of $0.35 per share. Future unamortized compensation expense on the unvested outstanding options at June 30, 2018 amounted to $31,000, which will be recognized through May 2020.

Warrants

As of June 30, 2018 and December 31, 2017, warrants to purchase 43,300 shares of common stock and 60,620 shares of common stock of the Company were issued and outstanding, respectively, all of which were assumed by the Company in connection with the acquisition of iSatori. Additional information about the outstanding warrants as of June 30, 2018 is as follows:

Outstanding	Exercise Price	Issuance Date	Expiration Date
43,300	$12.99	07/16/13	07/16/18

There was no intrinsic value for all the outstanding warrants at June 30, 2018 since the exercise price of these warrants was greater than the June 30, 2018 closing stock price of $0.35 per share.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition Products™ (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), and Metis Nutrition™ (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added several brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the addition of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock currently trades under the symbol “FTLF” on the OTC:PINK market.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 to the Three and Six Months Ended June 30, 2017

Net Sales.  Revenue for the three months ended June 30, 2018 decreased 12.8% to $4,379,000 as compared to $5,022,000 for the three months ended June 30, 2017. Revenue for the six months ended June 30, 2018 decreased 15.3% to $8,993,000 as compared to $10,612,000 for the six months ended June 30, 2017. Revenue for the three- and six-month periods ended June 30, 2018 compared to the prior three and six-month periods, in part, reflects declining traffic trends and lower unit sales at retail leading to lower same store sales in GNC, our principal distribution channel, as well as certain inventory level adjustments by GNC resulting from such trends. While no assurances can be given, management believes the negative trends affecting GNC and the overall retail segment have stabilized. Moreover, declining sales at retail during the three and six months ended June 30, 2018 were partially offset by a substantial increase in online sales. As a result of the macro issues affecting retail generally, management is focused on developing its omnichannel product sales capability through its retail partners and online through ecommerce platforms to drive additional incremental sales. While sales derived from such channels were not material as a percentage of total sales during the three and six month periods ended June 30, 2018, management believes the its online channels will provide significant incremental growth opportunities in the long-term.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2018 decreased to $2,573,000 as compared to $3,499,000 for the three months ended June 30, 2017. The decrease during the three-month period is principally attributable to lower total sales volumes. Cost of goods sold for the six months ended June 30, 2018 decreased to $5,271,000 as compared to $7,168,000 for the six months ended June 30, 2017.  The decrease during the six-month period is principally attributable to lower sales in the period.

Gross Profit Margin.  Gross profit for the three months ended June 30 2018 increased to $1,806,000 as compared to $1,523,000 for the three months ended June 30, 2017. Gross profit for the six months ended June 30, 2018 increased to $3,722,000 as compared to $3,444,000 for the six months ended June 30, 2017. The increase during the three and six month period is principally attributable to reduced returns and vendor funded discounts.

Gross margin for the three and six months ended June 30, 2018 increased to 41.2% and 41.4% from 30.3% and 32.5% for the comparable three and six month periods last year. The increase in gross margin was primarily attributable to materially lower vendor funded discounts and reduced write-off activity.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2018 decreased to $856,000 as compared to $1,010,000 for the three months ended June 30, 2017. The decrease in general and administrative expense for the three months ended June 30, 2018 is principally attributable to ongoing cost reduction initiatives, subletting certain facilities and lower headcount. General and administrative expense for the six months ended June 30, 2018 decreased to $1,709,000 as compared to $2,170,000 for the six months ended June 30, 2017. The decrease in general and administrative expense for the six months ended June 30, 2018 is similarly attributable to ongoing cost reduction initiatives.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2018 decreased to $718,000 as compared to $913,000 for the three months ended June 30, 2017. Selling and marketing expense for the six months ended June 30, 2018 decreased to $1,523,000 as compared to $1,861,000 for the six months ended June 30, 2017. The decrease in selling and marketing expense for the three and six and month periods ended June 30, 2018 is principally the result of budgetary controls.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2018 decreased to $18,000 as compared to $117,000 for the three months ended June 30, 2017. Depreciation and amortization for the six months ended June 30, 2018 decreased to $38,000 as compared to $237,000 for the six months ended June 30, 2017. The decrease in both periods was primarily attributable to decrease in amortization expense due to the write-off of certain intangible assets during the fourth quarter of 2017.

Net Income/(Loss).  We generated a net income of $170,000 for the three-month period ended June 30, 2018 as compared to a net loss of $(551,000) for the three months ended June 30, 2017. We generated a net income of $388,000 for the six-month period ended June 30, 2018 as compared to a net loss of $(884,000) for the six months ended June 30, 2017. The change from a net loss to net income for the three- and six-month periods ended June 30, 2018 compared to the comparable period last year is principally attributable to stronger margins and reduced operating expense, which offset lower sales volumes.

Liquidity and Capital Resources

At June 30, 2018, we had positive working capital of approximately $913,000, compared to $369,000 at December 31, 2017. Our principal sources of liquidity at June 30, 2018 consisted of $940,000 of cash and $1,848,000 from accounts receivable. The increase in working capital is principally attributable to the payment of the line of credit and term loan, both of which were current liabilities at December 31, 2017.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings, and more recently, the factoring of accounts receivable. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company currently anticipates that cash derived from operations and existing cash resources will be sufficient to provide for the Company’s liquidity for the next 12 months.

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

During the six month period ended June 30, 2018, the Company sold to the factor, on a recourse basis, an aggregate of $8,152,000 of invoices, net of credit memos, for cash proceeds of $7,784,000. In addition, the Company also incurred fees and other charges in the aggregate of $61,000 which was reflected as part of interest expense in the accompanying statement of operations. As of June 30, 2018, total due from Factor amounted to $307,000 which represents the 20% holdback for invoices it had not yet collected.

Cash Provided by Operations.  Our cash provided by operating activities for the six months ended June 30, 2018 was $882,000, as compared to $424,000 for the six months ended June 30, 2017. The increase is principally attributable to variations in certain working capital accounts resulting from our agreement with Compass. Net working capital decreased to $913,000 as of the quarter ended June 30, 2018 compared to $2,612,000 as of June 30, 2017.

Cash Provided by (Used in) Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2018 was $2,000 as compared to $(10,000) used in investing activities for the six months ended June 30, 2017.

Cash Used in Financing Activities. Our cash used in financing activities for the six months ended June 30, 2018 was $(1,206,000) as compared to cash used in financing activities of $(276,000) during the six months ended June 30, 2017. The primary difference was the payoff of all amounts owed to U.S. Bank under both the line of credit and term loan during the six months ended June 30, 2018 plus the impact of the factoring arrangement with Compass.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expense, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expense recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

  These estimates and assumptions also affect the reported amounts of accounts receivable, inventories, goodwill, revenue, costs and expense and valuations of long term assets, allowance for deferred tax assets and equity instruments issued for services during the reporting period. Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Goodwill

The Company had goodwill with a carrying value of $225,000 as of June 30, 2018 and December 31, 2017, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

As of June 30, 2018 and December 31, 2017, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

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

Recent Accounting Pronouncements

See Note 3 in the accompanying financial statements for a discussion of recent accounting pronouncements.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2018. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2018. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on April 17, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2018, there are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended June 30, 2018 that were not previously disclosed by the Company in a Current Report on Form 8-K or its periodic reports.

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

Registrant Date: August 14, 2018	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: August 14, 2018	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)