Form 10-Q
period 2018-09-30
FITLIFE BRANDS, INC.
filed 2018-11-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

  5214 S. 136th Street, Omaha, NE 68137
(Address of principal executive offices)

 (402) 991-5618
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2018
Common stock, $0.01 par value	11,084,545

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

-i-

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

-ii-

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS:

CURRENT ASSETS
Cash	$533,000	$1,262,000
Accounts receivable, net of allowance of doubtful accounts and sales returns of $707,000 and $1,264,000, respectively
- Trade	686,000	1,958,000
- Factored	2,458,000	-
Inventories, net of allowance for obsolescence of $7,000 and $49,000, respectively	2,949,000	2,874,000
Note receivable	-	5,000
Prepaid expense	235,000	221,000
Total current assets	6,861,000	6,320,000

PROPERTY AND EQUIPMENT, net	204,000	296,000

Goodwill	225,000	225,000
Security deposits	10,000	22,000
TOTAL ASSETS	$7,300,000	$6,863,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,871,000	$2,974,000
Accrued expense and other liabilities	593,000	612,000
Secured payable to factor	1,950,000	-
Line of credit	-	1,950,000
Term loan agreement, current portion	-	415,000
Total current liabilities	5,414,000	5,951,000

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 150,000,000 shares authorized;
11,084,545 and 10,681,710 issued and outstanding
as of September 30, 2018 and December 31, 2017, respectively	111,000	107,000
Additional paid-in capital	31,230,000	31,013,000
Accumulated deficit	(29,455,000)	(30,208,000)
Total stockholders' equity	$1,886,000	$912,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,300,000	$6,863,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Revenue	$4,583,000	$4,026,000	$13,576,000	$14,637,000

Cost of Goods Sold	2,831,000	2,551,000	8,102,000	9,719,000
Gross Profit	1,752,000	1,475,000	5,474,000	4,918,000

OPERATING EXPENSE:
General and administrative	784,000	1,030,000	2,493,000	3,200,000
Selling and marketing	547,000	829,000	2,070,000	2,690,000
Depreciation and amortization	16,000	99,000	54,000	336,000
Total operating expense	1,347,000	1,958,000	4,617,000	6,226,000
OPERATING INCOME (LOSS)	405,000	(483,000)	857,000	(1,308,000)

OTHER EXPENSE
Interest expense	39,000	28,000	104,000	84,000
Other expense	1,000	-	-	4,000
Total other expense	40,000	28,000	104,000	88,000

NET INCOME (LOSS)	$365,000	$(511,000)	$753,000	$(1,396,000)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.03	$(0.05)	$0.07	$(0.13)

Basic and diluted weighted average common shares	11,007,958	10,537,805	10,896,589	10,483,144

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
DECEMBER 31, 2017	10,681,710	$107,000	$31,013,000	$(30,208,000)	$912,000

Common stock issued for services	402,835	4,000	132,000	-	136,000

Fair value of options issued for services	-	-	85,000	-	85,000

Net income	-	-	-	753,000	753,000

September 30, 2018	11,084,545	111,000	31,230,000	(29,455,000)	1,886,000

The accompanying notes are an integral part of these condensed consolidated financial statements
 \

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
	(Unaudited)
Net income (loss)	$753,000	$(1,396,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	54,000	336,000
Allowance for doubtful accounts and product returns	(557,000)	-
Allowance for inventory obsolescence	(42,000)	-
Common stock issued for services	136,000	82,000
Fair value of options issued for services	85,000	33,000
Loss on disposal of assets	34,000	5,000
Changes in operating assets and liabilities:
Accounts receivable - trade	1,829,000	(588,000)
Accounts receivable - factored	(2,458,000)	-
Inventories	(33,000)	887,000
Prepaid expense	(14,000)	(49,000)
Customer note receivable	5,000	7,000
Security deposit	12,000	-
Accounts payable	(103,000)	880,000
Accrued liabilities and other liabilities	(19,000)	51,000
Net cash used in operating activities	(318,000)	248,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(20,000)
Proceeds from the sale of assets	4,000	-
Net cash provided by (used in) investing activities	4,000	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(1,950,000)	-
Secured payable to Factor	1,950,000	-
Repayments of term loan	(415,000)	(416,000)
Net cash used in financing activities	(415,000)	(416,000)

CHANGE IN CASH	(729,000)	(188,000)
CASH, BEGINNING OF PERIOD	1,262,000	1,293,000
CASH, END OF PERIOD	$533,000	$1,105,000

Supplemental disclosure operating activities
Cash paid for interest	$104,000	$84,000

Non-cash investing and financing activities
Cancellation of Treasury Stock	$-	$44,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 17, 2018.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant accounting policies are as follows:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated condensed financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expense recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of accounts receivable, inventories, goodwill, revenue, costs and expense and valuations of long term assets, realization of deferred tax assets and fair value of equity instruments issued for services during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods because all warrants and stock options outstanding are anti-dilutive. At September 30, 2018 and 2017, we excluded the all outstanding options and warrants which entitle the holders thereof to acquire shares of common stock as their effect would have been anti-dilutive. The following securities that were excluded are as follows:

	September 30, 2018	September 30, 2017
Options	1,392,087	877,725
Warrants	-	60,620
Total	1,392,087	938,345

Goodwill

The Company had goodwill of $225,000, as of September 30, 2018 and December 31, 2017, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

As of September 30, 2018 and December 31, 2017, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

 Customer Concentration

Gross sales prior to reduction for vendor funded discounts and coupons to GNC during the nine month periods ended September 30, 2018 and 2017 were $12,732,000 and $15,569,000, respectively, representing 79% and 81% of total gross revenue, respectively.

Gross accounts receivable attributable to GNC as of September 30, 2018 and September 30, 2017 were $3,359,000 and $2,680,000, respectively, representing 88% and 78% of the Company’s total accounts receivable balance, respectively.

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

The Company previously recognized revenue when risk of loss transferred to our customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed. The Company allows for returns within 30 days of purchase from end-users. Our customers, such as GNC, may return purchased products to the Company under certain circumstances, which include expired or soon to be expired products located in GNC corporate stores or at any of its distribution centers, and products that are subject to a recall or that contain an ingredient or ingredients that are subject to a recall by the U.S. Food and Drug Administration.

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

Income Taxes

As of September 30, 2017, the Company had Federal net operating loss (“NOL”) carry forwards available to offset future taxable income of approximately $28.0 million. Approximately $18.0 million of the NOL can be used in fiscal 2018, while the remaining $10.0 million can be used after fiscal 2018, subject to Internal Revenue Services (“IRS”) statutory limitations.

During the nine month period ended September 30, 2018, the Company reported income from operations of $857,000 and net income of $753,000. As a result of the Company’s significant NOL of approximately $28.0 million, which can be utilized starting in fiscal 2018, there was no provision for income tax recorded during the period ended September 30, 2018.

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the limitations related to Internal Revenue Code and the Company’s lack of history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of September 30, 2018 and December 31, 2017.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

NOTE 4 – MERCHANT AGREEMENT

In December 2017, the Company, through NDS and iSatori (together, the “Subsidiaries”), entered into a Merchant Agreement with Compass Bank, d/b/a Commercial Billing Service (“Compass”) (“Factor”). Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. All amounts due under the terms of the Merchant Agreement, totaling up to $5.0 million, are guaranteed by the Company under the terms of a Continuing Guarantee. The Company pays a fee calculated based on the London Interbank Offering Rate (“LIBOR”) plus 550 basis points, which fee is based on the outstanding gross amount of accounts receivable factored in excess of total cash collected by Compass from customers against such amounts. The applicable LIBOR rate as of September 30, 2018 was 2.2%. Additionally, the Company is charged a non-utilization fee by which the average outstanding amount of obligations is less than $2.0 million, as amended. The Company has pledged collateral of all present and future inventory, accounts, accounts receivable, general intangibles and returned goods, together with all reserves, balances, deposits, and property at any time owing to the credit of the Company with Compass and any and all substitutions, accessions, additions, parts, accessories, attachments, replacements, proceeds and products of, for and to inventory, whether now or hereafter owned, existing, created, arising or acquired. The Merchant Agreement renews automatically unless either party terminates with a written notice within thirty days of the anniversary date.

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

During the nine-month period ended September 30, 2018, the Company sold to Factor, on a recourse basis, an aggregate of $11,448,000 of invoices, net of credit memos, for cash proceeds of $10,840,000. In addition, the Company also incurred fees and other charges in the aggregate amount of $100,000, which was reflected as part of interest expense in the accompanying statement of operations. As of September 30, 2018, total due from Factor amounted to $508,000, which represents the 20% holdback for invoices it had not yet collected.

For financial statement presentation purposes, as the receivables were sold with recourse, the Company reflected the amount due from Factor on the accompanying balance sheet as follows:

Accounts Receivable - Factor	$2,458,000
Secured Payable to Factor	(1,950,000)
Total	$508,000

NOTE 5 – INVENTORIES

The Company’s inventories as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018 (unaudited)	December 31, 2017
Finished goods	$2,446,000	$2,511,000
Components	510,000	412,000
Allowance for obsolescence	(7,000)	(49,000)
Total	$2,949,000	$2,874,000

NOTE 6 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018 (unaudited)	December 31, 2017
Equipment	$902,000	$973,000
Accumulated depreciation	(698,000)	(677,000)
Total	$204,000	$296,000

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $54,000 and $40,000, respectively.

NOTE 7 – NOTES PAYABLE

The Company had previously obtained a line of credit (“LOC”) of $3.0 million and a separate term loan of $2.6 million (the “Term Note”) with U.S. Bank. Both the LOC and the Term Note were secured by the Company’s tangible and intangible assets, and had an average interest rate of 5% per annum. The LOC, as amended, matured in December 2017, while the Term Note did not mature until August 2018. As of December 31, 2017, the outstanding balance of these notes payable totaled $2,365,000 and was deemed in default due to non-compliance with certain financial covenants.

In January 2018, the Company paid U.S. Bank a total of $2,365,000 to settle the outstanding balance of the LOC and the Term Note. As of September 30, 2018, the LOC and Term Note had been fully paid.

NOTE 8 - EQUITY

Common Stock

The Company is authorized to issue 150 million shares of common stock, $0.01 par value, of which 11,084,545 shares of common stock were issued and outstanding as of September 30, 2018.

During the nine-month period ended September 30, 2018, the Company issued 402,835 shares of common stock with a fair value of $128,000 to employees and directors for services rendered. The shares were valued at their respective date of issuances.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 450,000 shares of restricted common stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s common stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 450,000 shares of restricted common stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period of three years. During the period ended September 30, 2018, the Company recorded compensation expense of $8,000 to amortize the fair value of these restricted common shares based upon the prorated derived service period.

Preferred Stock

As of September 30, 2018, the Company was authorized to issue 10 million shares of Series A Convertible Preferred Stock, $0.01 par value (“Series A Preferred”), 1,000 shares of its 10% Cumulative Perpetual Series B Preferred Stock, $0.01 par value (“Series B Preferred’), and 500 shares of its Series C Convertible Preferred Stock, par value $0.01 (“Series C Preferred”), none of which were issued and outstanding as of September 30, 2018 and December 31, 2017.

Subsequent to the quarter ended September 30, 2018, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Nevada for the Series A Preferred, Series B Preferred and Series C Preferred, thereby withdrawing each of the series of preferred stock and returning all previously designated shares to their status as authorized preferred stock available for issuance. Subsequent to the filing of the Certificates of Withdrawal, the Company filed a new Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, $0.01 par value, designating 1,000 shares of the Company’s preferred stock as Series A Convertible Preferred. For additional information regarding the withdrawal of the Series A Preferred, Series B Preferred and Series C Preferred and the creation of the new Series A Convertible Preferred, see Note 10 – Subsequent Events.

Options

As of September 30, 2018 and December 31, 2017, 1,392,087 and 870,284 options to purchase shares of common stock of the Company were issued and outstanding, respectively. Additional information regarding options outstanding as of September 30, 2018 is as follows:

Number of Options
December 31, 2017	870,284
Granted	705,000
Exercised	-
Forfeited	(183,197)
September 30, 2018	1,392,087
Vested and exercisable	919,577

During the nine months ended September 30, 2018, the Company granted stock options to an officer to purchase 705,000 shares of Company common stock. The stock options are exercisable at a price of $0.28 per share, expire in ten years and vest as follows: one-third vested immediate upon issuance, and the remainder vest equally in equal annual installments over a period of two years from grant date. Total fair value of these options at grant date was approximately $147,000, which was determined using the Black-Scholes Option Pricing model with the following assumption: stock price of $0.28 per share, expected term of six years, volatility of 88%, dividend rate of 0% and risk free interest rate of 2.92%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
705,000	$ 0.28	07/31/18	07/31/28	Yes
211,710	$ 1.39	05/09/16	05/09/21	Yes
40,000	$ 2.20	04/11/14	04/11/19	No
360,000	$ 2.30	02/23/15	02/23/20	No
11,571	$ 3.31	02/16/12	02/16/22	No
13,491	$ 4.62	05/13/15	05/13/25	Yes
21,939	$ 5.89	03/23/15	03/23/25	Yes
8,660	$ 12.13	09/17/13	09/17/23	Yes
2,396	$ 12.99	11/14/12	09/27/22	No
17,320	$ 14.43	01/16/13	11/30/22	No
1,392,087

During the nine-month periods ended September 30, 2018 and 2017, the Company recognized compensation expense of $85,000 and $33,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of September 30, 208 amounted to $91,000. Future unamortized compensation expense on the unvested outstanding options at September 30, 2018 amounted to $111,000, which will be recognized through May 2020.

Warrants

Total outstanding warrants to purchase shares of Company common stock as of December 31, 2017 amounted to 60,620 shares.

During the period ended September 30, 2018, all 60,620 warrants expired unexercised. As of September 30, 2018, there were no warrants issued and outstanding.

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

We are currently not involved in any litigation except as noted above, that we believe could have a material adverse effect on our financial condition or results of operations. Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

NOTE 10 – SUBSEQUENT EVENTS

Creation of a New Series A Convertible Preferred Stock

On November 13, 2018, the Company filed a new Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Nevada, designating 1,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock, $0.01 par value (the “New Series A Preferred”). Shares of the New Series A Preferred have a stated value of $1,000 per share (“Stated Value”), subject to certain adjustments, and accrue dividends annually at a rate of 12%, which dividends compound monthly and shall be paid quarterly, at the Company’s election, in either cash or shall accrue and increase the Stated Value of the Series A Preferred. Shares of the New Series A Preferred rank senior to the Company’s common stock.

Each share of the New Series A Preferred has a liquidation preference equal to the Stated Value plus all accrued and unpaid dividends (the “Liquidation Preference”), and is convertible into that number of shares of the Company’s common stock equal to the Liquidation Preference divided by $0.46 (the “Conversion Shares”). Holders of New Series A Preferred may elect to convert shares of New Series A Preferred into Conversion Shares at any time. The Company, at its sole option, may choose to redeem all or a portion of New Series A Preferred at any time for 115% of the Liquidation Preference per share (the “Redemption Price”); provided, however, in the event of a Change of Control (as such term is defined in the Certificate of Designations), the Company shall be required to redeem all issued and outstanding shares of New Series A Preferred for the Redemption Price.

Holders of New Series A Preferred will have the right to vote, on an as-converted basis, with the holders of the Company’s common stock on any matter presented to the Company’s stockholders for their action or consideration. So long as any shares of New Series A Preferred remain outstanding, holders of the Series A Preferred will have the right to elect one director to the Company’s Board of Directors (“Board”) (the “Series A Director”);provided, however, so long as Dayton Judd remains on the Company’s Board, he shall be deemed to be the Series A Director. Furthermore, so long as any shares of New Series A Preferred remain outstanding, the Company may not, without the affirmative vote or consent of at least 50% of the shares of issued and outstanding New Series A Preferred on such date, voting as a separate class, (i) authorize, create, issue or alter any class of debt or equity securities ranking pari passu or senior to the New Series A Preferred; (ii) amend provisions of the New Series A Preferred; (iii) repurchase, redeem or pay dividends on any class of junior securities, subject to certain exceptions; (iv) amend the Company’s Articles of Incorporation or Bylaws in any way that will have a material adverse effect on the rights of the New Series A Preferred; (v) after February 16, 2019, increase the size of the Board to more than five members; (vi) take any action that would constitute a Fundamental Transaction (as such term is defined in the Certificate of Designations); or (vii) incur any additional indebtedness other than through the Company’s Merchant Agreement, any other line of credit with Compass or under any similar replacement facility.

In addition, holders of the New Series A Preferred shall have certain piggyback registration rights for the first two years following November 13, 2018, and certain demand registration rights thereafter, as more specifically set forth in the Certificate of Designations.

New Series A Preferred Financing

On November 13, 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (each, a “Purchaser” and together, the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers an aggregate of 600 units (“Units”) for $1,000 per Unit, with each Unit consisting of one share of New Series A Preferred and a warrant to purchase that number of shares of Company common stock equal to 30% of the shares of Company common stock issuable upon conversion of the New Series A Preferred purchased by the Purchaser (“Warrant”) (the “Offering”). The Warrants shall expire five years from the date of issuance, and are exercisable at a price of $0.46 per share. Warrants to purchase an aggregate of 391,304 shares of Company common stock were issued in the Offering.

The Offering resulted in gross proceeds to the Company of $600,000. Purchasers in the Offering included Dayton Judd, the Company’s Chairman and Chief Executive Officer, and Grant Dawson, a director. A portion of the Offering was also sold to an unaffiliated third party.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

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

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2018 to the Three and Nine months Ended September 30, 2017

Net Sales.  Revenue for the three months ended September 30, 2018 increased 14% to $4,583,000 as compared to $4,026,000 for the three months ended September 30, 2017. Revenue for the nine months ended September 30, 2018 decreased 7% to $13,576,000 as compared to $14,637,000 for the nine months ended September 30, 2017. Revenue for the three- and nine-month periods ended September 30, 2018 compared to the prior three and nine-month periods, in part, reflects declining traffic trends and lower unit sales at retail locations leading to lower same store sales in GNC, our principal distribution channel, as well as certain inventory level adjustments by GNC resulting from such trends. Declining sales at retail locations during the three and nine months ended September 30, 2018 were partially offset by an increase in online sales. As a result of the macro issues affecting retail generally, management is focused on developing its omnichannel product sales capability through its retail partners and online through ecommerce platforms to drive additional incremental sales. Although sales derived from such channels were not material as a percentage of total sales during the three and nine-month periods ended September 30, 2018, management believes that its online channels will provide growth opportunities in the long-term.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2018 increased to $2,831,000 as compared to $2,551,000 for the three months ended September 30, 2017. The increase during the three-month period is principally attributable to higher total sales volumes. Cost of goods sold for the nine months ended September 30, 2018 decreased to $8,102,000 as compared to $9,719,000 for the nine months ended September 30, 2017. The decrease during the nine-month period is principally attributable to lower sales in the period.

Gross Profit Margin.  Gross profit for the three months ended September 30 2018 increased to $1,752,000 as compared to $1,475,000 for the three months ended September 30, 2017. Gross profit for the nine months ended September 30, 2018 increased to $5,474,000 as compared to $4,918,000 for the nine months ended September 30, 2017. The increase during the three- and nine-month period is principally attributable to reduced returns and vendor funded discounts, which contributed to an increase in gross margin.

Gross margin for the three and nine months ended September 30, 2018 increased to 38.2% and 40.3%, respectively, from 36.6% and 33.6% for the comparable three- and nine-month periods last year, respectively. The increase in gross margin was primarily attributable to materially lower vendor funded discounts, reduced write-off activity and sales mix.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2018 decreased to $784,000 as compared to $1,030,000 for the three months ended September 30, 2017. The decrease in general and administrative expense for the three months ended September 30, 2018 is principally attributable to ongoing cost reduction initiatives, subletting certain facilities and lower headcount. General and administrative expense for the nine months ended September 30, 2018 decreased to $2,493,000 as compared to $3,200,000 for the nine months ended September 30, 2017. The decrease in general and administrative expense for the nine months ended September 30, 2018 is similarly attributable to ongoing cost reduction initiatives, reduced facilities expense and lower total headcount.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2018 decreased to $547,000 as compared to $829,000 for the three months ended September 30, 2017. Selling and marketing expense for the nine months ended September 30, 2018 decreased to $2,070,000 as compared to $2,690,000 for the nine months ended September 30, 2017. The decrease in selling and marketing expense for the three and nine month periods ended September 30, 2018 is principally the result of budgetary controls.

Depreciation and Amortization.  Depreciation and amortization for the three months ended September 30, 2018 decreased to $16,000 as compared to $99,000 for the three months ended September 30, 2017. Depreciation and amortization for the nine months ended September 30, 2018 decreased to $54,000 as compared to $336,000 for the nine months ended September 30, 2017. The decrease in both periods was primarily attributable to decrease in amortization expense due to the write-off of certain intangible assets during the fourth quarter of 2017.

Net Income/(Loss).  We generated a net income of $365,000 for the three-month period ended September 30, 2018 as compared to a net loss of $(511,000) for the three months ended September 30, 2017. We generated a net income of $753,000 for the nine-month period ended September 30, 2018 as compared to a net loss of $(1,396,000) for the nine months ended September 30, 2017. The change from a net loss to net income for the three- and nine-month periods ended September 30, 2018 compared to the comparable periods last year is principally attributable to stronger margins and reduced operating expense, which offset lower sales volumes.

Liquidity and Capital Resources

At September 30, 2018, we had positive working capital of approximately $1,447,000, compared to $369,000 at December 31, 2017. Our principal sources of liquidity at September 30, 2018 consisted of $533,000 of cash and $686,000 from accounts receivable. The increase in working capital is principally attributable to the payment of the line of credit and term loan, both of which were current liabilities at December 31, 2017.

On November 13, 2018, subsequent to the quarter ended September 30, 2018, the Company offered and sold equity securities to certain accredited investors in a private placement transaction, as more specifically set forth in Part II Item 5 hereto, resulting in gross proceeds to the Company of $600,000.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings, and more recently, the factoring of accounts receivable. The Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company currently anticipates that cash derived from operations and existing cash resources, including the cash received by the Company as a result of the recent financing as well as through the Merchant Agreement with Compass, will be sufficient to provide for the Company’s liquidity for the next 12 months.

In December 2017, the Company, through its Subsidiaries, entered into the Merchant Agreement with Compass (“Factor”) described in Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report. Under the terms of the Merchant Agreement, subject to the satisfaction of certain conditions to funding, the Subsidiaries agreed to sell to Compass, and Compass agreed to purchase from the Subsidiaries, certain accounts owing from customers of such Subsidiaries, including GNC. On January 22, 2018, the Subsidiaries sold to Compass accounts receivable under the Merchant Agreement aggregating approximately $2.0 million, the proceeds from which were used to pay U.S. Bank, inclusive of a payment of approximately $360,000 from the Company, all principal and accrued interest due and owed U.S. Bank under the Term Note and LOC described in Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report. The Merchant Agreement is subject to an annual renewal process, which the Company expects will be completed during the fourth quarter of the 2018 fiscal year. No assurances can be given that the Merchant Agreement will be renewed for an additional year.

The Company is dependent on cash flow from operations and the accumulation of additional receivables available to sell to Compass under the terms of the Merchant Agreement to satisfy its working capital requirements. No assurances can be given that cash flow from operations and/or that the Company will have access to additional capital under the terms of the Merchant Agreement necessary to provide for the Company’s liquidity for the next twelve months. Should the Company be unable to generate sufficient revenue in the future to achieve positive cash flow from operations, and/or should capital be unavailable under the terms of the Merchant Agreement, additional working capital will be required. Management at present has no intention to raise additional working capital through the sale of equity or debt securities and believes the agreement with Compass, along with the proceeds of our recent capital raise, will provide sufficient capital necessary to operate the business over the next twelve months. In the event the Company fails to achieve positive cash flow from operations, additional capital is unavailable under the terms of the Merchant Agreement, and management is otherwise unable to secure additional working capital through the issuance of equity or debt securities, the Company’s business would be materially and adversely harmed.

During the nine-month period ended September 30, 2018, the Company sold to Factor, on a recourse basis, an aggregate of $11,448,000 of invoices, net of credit memos, for cash proceeds of $10,840,000. In addition, the Company also incurred fees and other charges in the aggregate of $100,000, which was reflected as part of interest expense. Approximately $2.0 million of the proceeds were used to pay U.S. Bank, inclusive of a payment of approximately $360,000 from the Company, all principal and accrued interest due and owed U.S. Bank under the Term Note and LOC described in Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report.

Cash Used in Operations.  Our cash used in operating activities for the nine months ended September 30, 2018 was $318,000, as compared to $248,000 for the nine months ended September 30, 2017. The increase is principally attributable to variations in certain working capital accounts resulting from our agreement with Compass. Net working capital decreased to $1,447,000 as of the quarter ended September 30, 2018 compared to $2,206,000 as of September 30, 2017.

Cash Provided by (Used in) Investing Activities.  Cash provided by investing activities for the nine months ended September 30, 2018 was $4,000, as compared to $(20,000) used in investing activities for the nine months ended September 30, 2017.

Cash Used in Financing Activities. Cash used in financing activities for the nine months ended September 30, 2018 was $(415,000) as compared to cash used in financing activities of $(416,000) during the nine months ended September 30, 2017. The primary difference between the 2018 and 2017 periods was the payoff of all amounts owed to U.S. Bank under both the LOC and Term Note during the nine months ended September 30, 2018, plus the impact of the factoring arrangement with Compass.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, “Summary of Significant Accounting Policies.”

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

Goodwill

The Company had goodwill with a carrying value of $225,000 as of September 30, 2018 and December 31, 2017, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

As of September 30, 2018 and December 31, 2017, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2018. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2018. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017.

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

We are currently not involved in any litigation except as noted above that we believe could have a material adverse effect on our financial condition or results of operations. Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on April 17, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2018, there are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2018.

ITEM 5. OTHER INFORMATION

Withdrawal of Series A Preferred, Series B Preferred and Series C Preferred

On November 13, 2018, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Nevada for the Series A Preferred, Series B Preferred and Series C Preferred, thereby withdrawing each of the series of preferred stock and returning all previously designated shares to their status as authorized preferred stock available for issuance.

Creation of a New Series A Convertible Preferred Stock

On November 13, 2018, the Company filed a new Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Nevada, designating 1,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock, $0.01 par value (the “New Series A Preferred”). Shares of the New Series A Preferred have a stated value of $1,000 per share (“Stated Value”), subject to certain adjustments, and accrue dividends annually at a rate of 12%, which dividends compound monthly and shall be paid quarterly, at the Company’s election, in either cash or shall accrue and increase the Stated Value of the Series A Preferred. Shares of the New Series A Preferred rank senior to the Company’s common stock.

Each share of the New Series A Preferred has a liquidation preference equal to the Stated Value plus all accrued and unpaid dividends (the “Liquidation Preference”), and is convertible into that number of shares of the Company’s common stock equal to the Liquidation Preference divided by $0.46 (the “Conversion Shares”). Holders of New Series A Preferred may elect to convert shares of New Series A Preferred into Conversion Shares at any time. The Company, at its sole option, may choose to redeem all or a portion of New Series A Preferred at any time for 115% of the Liquidation Preference per share (the “Redemption Price”); provided, however, in the event of a Change of Control (as such term is defined in the Certificate of Designations), the Company shall be required to redeem all issued and outstanding shares of New Series A Preferred for the Redemption Price.

Holders of New Series A Preferred will have the right to vote, on an as-converted basis, with the holders of the Company’s common stock on any matter presented to the Company’s stockholders for their action or consideration. However, so long as any shares of New Series A Preferred remain outstanding, holders of the Series A Preferred will have the right to elect one director to the Company’s Board of Directors (“Board”) (the “Series A Director”); provided, however, so long as Dayton Judd remains on the Company’s Board, he shall be deemed to be the Series A Director. Furthermore, so long as any shares of New Series A Preferred remain outstanding, the Company may not, without the affirmative vote or consent of at least 50% of the shares of issued and outstanding New Series A Preferred on such date, voting as a separate class, (i) authorize, create, issue or alter any class of debt or equity securities ranking pari passu or senior to the New Series A Preferred; (ii) amend provisions of the New Series A Preferred; (iii) repurchase, redeem or pay dividends on any class of junior securities, subject to certain exceptions; (iv) amend the Company’s Articles of Incorporation or Bylaws in any way that will have a material adverse effect on the rights of the New Series A Preferred; (v) after February 16, 2019, increase the size of the Board to more than five members; (vi) take any action that would constitute a Fundamental Transaction (as such term is defined in the Certificate of Designations); or (vii) incur any additional indebtedness other than through the Company’s Merchant Agreement, any other line of credit with Compass or under any similar replacement facility.

In addition, holders of the New Series A Preferred shall have certain piggyback registration rights for the first two years following November 13, 2018, and certain demand registration rights thereafter, as more specifically set forth in the Certificate of Designations.

New Series A Preferred Financing

On November 13, 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (each, a “Purchaser” and together, the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers an aggregate of 600 units (“Units”) for $1,000 per Unit, with each Unit consisting of one share of New Series A Preferred and warrant to purchase that number of shares of Company common stock equal to 30% of the shares of Company common stock issuable upon conversion of the New Series A Preferred purchased by the Purchaser (“Warrant”) (the “Offering”). The Warrants shall expire five years from the date of issuance, and are exercisable at a price of $0.46 per share. Warrants to purchase an aggregate of 391,304 shares of Company common stock were issued in the Offering.

The Offering resulted in gross proceeds to the Company of $600,000. Purchasers in the Offering included Dayton Judd, the Company’s Chairman and Chief Executive Officer, and Grant Dawson, a director. A portion of the offering was also sold to an unaffiliated third party.

The issuance of the shares of New Series A Preferred and Warrants issued as a part of the Units were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The shares of New Series A Preferred, Warrants and the shares of Company common stock issuable upon exercise of the Warrants have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

 ITEM 6.  EXHIBITS

3.1	Certificates of Withdrawal of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, dated November 13, 2018
3.2	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated November 13, 2018
4.1	Form of Warrant, dated November 13, 2018
10.1	Form of Subscription Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: November 14, 2018	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: November 14, 2018	FitLife Brands, Inc. By: /s/ Michael Abrams
Michael Abrams
Chief Financial Officer and Director (Principal Financial Officer)