Form 10-K
period 2018-12-31
FITLIFE BRANDS, INC.
filed 2019-03-22
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-52369

FITLIFE BRANDS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-3464383
(State of Incorporation)	(IRS Employer Identification No.)

5214 S. 136th Street, Omaha, NE 68137
(Address of principal executive offices)

 (402) 991-5618
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,999,790.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 21, 2019, there were 11,119,430 shares of common stock, $0.01 par value per share, issued and outstanding.

FITLIFE BRANDS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018 and 2017

-i-

Forward Looking Statements — Cautionary Language

This Annual Report on Form 10-K (the “Annual Report”) contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included herein, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates,” “believes,” “plans,” “expects,” “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted, at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

This Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors, which could impact FitLife Brands, Inc.’s business and financial performance. Moreover, FitLife Brands, Inc. operates in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for management to predict all such risks. Further, it is not possible to assess the impact of all risks on FitLife Brands, Inc.’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, FitLife Brands, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

-ii-

PART I

ITEM 1.  BUSINESS

As used in this Annual Report, “we,” “us,” “our,” “FitLife,” “FitLife Brands” “Company” or “our company” refers to FitLife Brands, Inc. and all of its subsidiaries.

Overview

FitLife Brands, Inc. is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition Products™ (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), and Metis Nutrition™ (www.metisnutrition.com) (together, “NDS Products”). With the consummation of the merger with iSatori, Inc. (“iSatori”) on September 30, 2015, which became effective on October 1, 2015, described below (the “Merger”), the Company added three brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

Recent Developments

Withdrawal of Former Series A Preferred, Series B Preferred and Series C Preferred

On November 13, 2018, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Nevada for its (i) Series A Convertible Preferred Stock, (ii) 10% Cumulative Perpetual Series B Preferred Stock, and (iii) Series C Convertible Preferred Stock, none of which were issued and outstanding, thereby withdrawing each of the series of preferred stock and returning all previously designated shares to their status as authorized preferred stock available for issuance.

Creation of a New Series A Convertible Preferred Stock

On November 13, 2018, the Company filed a new Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Nevada, designating 1,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock, $0.01 par value (the “Series A Preferred”). Shares of the Series A Preferred have a stated value of $1,000 per share (“Stated Value”), subject to certain adjustments, and accrue dividends annually at a rate of 12%, which dividends compound monthly and shall be paid quarterly, at the Company’s election, in either cash or shall accrue and increase the Stated Value of the Series A Preferred. Shares of the Series A Preferred rank senior to the Company’s common stock.

Each share of the Series A Preferred has a liquidation preference equal to the Stated Value plus all accrued and unpaid dividends (the “Liquidation Preference”), and is convertible into that number of shares of the Company’s common stock equal to the Liquidation Preference divided by $0.46 (the “Conversion Shares”). Holders of Series A Preferred may elect to convert shares of Series A Preferred into Conversion Shares at any time. The Company, at its sole option, may choose to redeem all or a portion of Series A Preferred at any time for 115% of the Liquidation Preference per share (the “Redemption Price”); provided, however, in the event of a Change of Control (as such term is defined in the Certificate of Designations), the Company shall be required to redeem all issued and outstanding shares of Series A Preferred for the Redemption Price.

Holders of Series A Preferred have the right to vote, on an as-converted basis, with the holders of the Company’s common stock on any matter presented to the Company’s stockholders for their action or consideration. So long as any shares of Series A Preferred remain outstanding, holders of the Series A Preferred have the right to elect one director to the Company’s Board of Directors (“Board”) (the “Series A Director”); provided, however, so long as Dayton Judd remains on the Company’s Board, he shall be deemed to be the Series A Director. Furthermore, so long as any shares of Series A Preferred remain outstanding, the Company may not, without the affirmative vote or consent of at least 50% of the shares of issued and outstanding Series A Preferred on such date, voting as a separate class, (i) authorize, create, issue or alter any class of debt or equity securities ranking pari passu or senior to the Series A Preferred; (ii) amend provisions of the Series A Preferred; (iii) repurchase, redeem or pay dividends on any class of junior securities, subject to certain exceptions; (iv) amend the Company’s Articles of Incorporation or Bylaws in any way that will have a material adverse effect on the rights of the Series A Preferred; (v) after February 16, 2019, increase the size of the Board to more than five members; (vi) take any action that would constitute a Fundamental Transaction (as such term is defined in the Certificate of Designations); or (vii) incur any additional indebtedness other than through the Company’s Merchant Agreement, any other line of credit with Compass or under any similar replacement facility.

In addition, holders of the Series A Preferred shall have certain piggyback registration rights for the first two years following November 13, 2018, and certain demand registration rights thereafter, as more specifically set forth in the Certificate of Designations.

Series A Preferred Financing

On November 13, 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (each, a “Purchaser” and together, the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers an aggregate of 600 units (“Units”) for $1,000 per Unit, with each Unit consisting of one share of Series A Preferred and a warrant to purchase that number of shares of Company common stock equal to 30% of the shares of Company common stock issuable upon conversion of the Series A Preferred purchased by the Purchaser (“Warrant”) (the “Offering”). The Warrants shall expire five years from the date of issuance, and are exercisable at a price of $0.46 per share. Warrants to purchase an aggregate of 391,304 shares of Company common stock were issued in the Offering.

The Offering resulted in gross proceeds to the Company of $600,000. Purchasers in the Offering included Dayton Judd, the Company’s Chairman and Chief Executive Officer, and Grant Dawson, a director. A portion of the Offering was also sold to an unaffiliated third party.

Termination of Merchant Agreement

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

On December 4, 2018, the Company received a notice of termination (the “Termination Notice”) of the Merchant Agreement. Pursuant to the Termination Notice, Compass indicated it would discontinue purchasing accounts from the Subsidiaries as of February 26, 2019. Under the terms of the Termination Notice, the Merchant Agreement would remain in full effect for all transactions occurring on or prior to February 26, 2019, and pursuant to terms in the Merchant Agreement, all security interests would continue until all obligations to Compass under the Merchant Agreement were paid in full.

Subsequent to the receipt of the notice of termination and as of December 31, 2018, the Company has settled all outstanding obligations to Compass. Furthermore, no additional transactions occurred with Compass under this agreement subsequent to December 31, 2018 and up to the termination of the agreement on February 26, 2019.

Entry into New Line of Credit

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP (“Sudbury”) in the principal amount of $600,000 (the “Sudbury Note”), with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Dayton Judd, in the principal amount of $200,000 (the “Judd Note”) (together with the Sudbury Note, the “Notes”). All amounts due and payable under the terms of the Notes are guaranteed by the Subsidiaries.

The Notes mature on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and require monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. The Notes bear interest at a rate of 9.0% per annum. Interest due under the terms of the Notes may be paid in cash or, up to and including March 31, 2019, can be accrued and added to the outstanding principal and accrued interest due and payable under the terms of the Notes.

Proceeds from the sale of the Notes, along with existing cash balances, were used to retire all outstanding indebtedness under the terms of the Merchant Agreement, totaling approximately $590,000 at December 26, 2018.

Dayton Judd, the Company’s Chief Executive Officer and Chairman of the Board of Directors of the Company, is affiliated with Sudbury. The Notes were approved by the independent members of the Board of Directors.

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

Our Products

                The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold both nationally and internationally. The Company currently markets approximately 67 different NDS Products to more than 1,000 GNC franchise locations located in the United States, as well as to over 1,000 additional franchise locations in more than 26 countries, both of which are distributed primarily through GNC’s distribution system. In addition, as a result of the launch of Metis Nutrition, we distribute products through more than 3,000 corporate GNC stores in the United States, and with the completion of the Merger, we sell iSatori Products through more than 25,000 specialty, mass, and online retail locations. A complete product list is available on our websites at fitlifebrands.com, ndsnutrition.com, pmdsports.com, sirenlabs.com, coreactivenutrition.com, metisnutrition.com, and isatori.com.

NDS Products

The Company’s NDS Products include:

●
NDS – Innovative weight loss, general health and sports nutrition supplements – examples include Censor, Cardio Cuts and LipoRUSH XT;

●
PMD – Precision sports nutrition formulations for professional muscular development – examples include Amplify XL, Pump Fuel and Flex Stack;

●
Siren Labs – Weight loss and sports nutrition performance enhancing supplements for fitness enthusiasts – examples include Isolate, Ultrakarbs and NeuroLean; and Vaso-Vol;

●
Metis Nutrition – Multifaceted men’s health and weight loss formulations, including JXT5 and PyroStim.

  NDS Products also include innovative diet, health and sports nutrition supplements and related products marketed through its Core Active Nutrition product line (“Core Active Nutrition Products”). Core Active Nutrition Products provide essential support for accelerated fitness and nutrition goals, and are sold directly to athletic facilities, gyms, and independent retailers nationwide.

 iSatori Products

iSatori Products include scientifically engineered nutritional products that are sold online as well as through multiple retail partners. iSatori Products include:

●
Sports Nutritionals: Products including Bio-Active Peptides (Bio-GroTM), advanced creatine powder (Creatine A5X), and a natural testosterone booster (Isa-TestGFTM);

●
Energy & Sports Drink Products: iSatori’s energy supplement, Energize, whose primary purpose is to safely “boost energy” through a combination of time-released caffeine, vitamins, and herbal formulations;

●
Meal Replacements: protein-based products related to health nutrition and performance, including iSatori’s 100% Bio-Active Whey, a premium protein blend with Bio-Active Peptides; and

●
Weight Loss Products: iSatori’s weight loss products are principally sold under the BioGenetic Laboratories brand, and include Forskohlin Lean & ToneTM and hCG Alternative, as well as iSatori’s newest thermogenic, LIPO-DREXTM with C3G nutrient partitioning technology.

Manufacturing, Sources and Availability of Raw Materials

All of the Company’s products are manufactured by FDA-regulated contract manufacturers within the United States and Canada. Each contract manufacturer is required by the Company to abide by current Good Manufacturing Practices (“cGMPs”) to ensure quality and consistency, and to manufacture its products according to the Company’s strict specifications, and nearly all our contract manufacturers are certified through a governing body such as the NPA (“Natural Products Association”) or NSF International. In most cases, contract manufacturers purchase the raw materials based on the Company’s specifications; however, from time to time, the Company will license particular raw material ingredients and supply its own source to the manufacturer. Once produced, in addition to in-house testing performed by the contract manufacturer, the Company may also perform independent analysis and testing. The contract manufacturer either ships the finished product to one of our fulfillment centers, or directly to our distributors. The Company has implemented vendor qualification programs for all of its suppliers and manufacturers, including analytical testing of purchased products. As part of the vendor program, the Company also periodically inspects vendors’ facilities to monitor quality control and assurance procedures.

 Product Reformulations and New Product Identification

From time to time we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 18 new products during the year ended December 31, 2018, which included 6 completely new products, and 12 product reformulations and flavor extensions. We anticipate launching a similar number of new and reformulated products during 2019 across all brands.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempt to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through more than 1,000 GNC franchise locations located throughout the United States. The Company also currently distributes NDS Products to over 1,000 GNC international franchise locations in more than 26 foreign countries. On May 1, 2014, the Company transitioned the majority of its distribution of NDS Products to GNC’s centralized distribution platform for all NDS Products, excluding protein products, which transitioned in mid-September 2014. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of NDS Products to individual franchise locations. For the year ended December 31, 2018, the vast majority of NDS Product sales were through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally. In addition, we are in the process of relaunching our Core Active brand as a new online-exclusive brand. The GNC domestic franchise market remains a strong business and the core of our operations. Management is committed to continue to work collaboratively with the franchisees to build on our established track records of growth and innovation.

iSatori Products

iSatori Products are distributed directly to consumers through its websites, as well as through wholesalers, specialty, online-only, grocery, convenience, drug and mass-market distribution channels. iSatori products are currently sold in over 25,000 retail locations.

In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s experienced sales employees and management to oversee the grocery, drug and mass market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. In addition to the Company’s own online distribution direct to consumers, major iSatori customers include BodyBuilding.com, CVS, Europa Sports, GNC, Rite Aid, Vitamin Shoppe, Vitamin World, Walgreens and Wal-Mart.

iSatori’s core strategy is to build and strengthen brands among consumers seeking nutritional supplement products with a reputation for quality and innovation. iSatori utilizes social media campaigns, coupons, radio, and online advertising, plus cooperative and other incentive programs, to build consumer awareness and generate trial and repeat purchases to drive sales revenue. Our marketing team regularly reviews the media mix for its effectiveness in creating consumer demand and the highest return on investment dollars.

Product Returns

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from store shelves or the distribution center in the event the product is damaged, short dated, expired or recalled. GNC maintains a customer satisfaction program that allows customers to return product to the store for credit or refund. Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. We also support a product return policy for iSatori Products, whereby customers can return product for credit or refund. Product returns can and do occur from time to time, and can be material.

Competition

The nutrition industry is highly competitive, and the Company has many competitors that sell products similar to the Company’s products. Many of the Company’s competitors have significantly greater financial and human resources than our own. The Company seeks to differentiate its products and marketing from its competitors based on product quality, benefits, and functional ingredients. Patent and trademark applications that cover new formulas and embody new technologies are, and will be, pursued whenever possible. While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

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

In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (“DSNDCPA”) was passed, which further revised the provisions of the FDCA. Under the act, manufacturers, packers or distributors whose name appears on the product label of a dietary supplement or nonprescription drug are required to include contact information on the product label for consumers to use in reporting adverse events associated with the product’s use and are required to notify the FDA of any serious adverse event report within 15 business days of receiving such report. Events reported to the FDA would not be considered an admission from a company that its product caused or contributed to the reported event. We are committed to meeting or exceeding the requirements of the DSNDCPA.

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

Patents, Trademarks and Proprietary Rights

The Company regards intellectual property, including its trademarks, service marks, website URLs (domains) and other proprietary rights, as valuable assets and part of its revered brand equity. The Company believes that protecting such intellectual property is crucial to its business strategy. The Company pursues registration of the registrable trademarks, service marks and patents, associated with its key products in the United States, Canada, Europe and other places it distributes its products.

The Company formulates its products using proprietary ingredient formulations, flavorings and delivery systems. To further protect its product formulations and flavors, the Company enters into agreements with manufacturers that provide exclusivity to certain products formulations and delivery technologies. When appropriate, the Company will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations. We have abandoned or not pursued efforts to register certain other patents and marks identifying other items in our product line for various reasons, including the inability of some names to qualify for registration or patent applications to qualify for patent protection, and due to our abandonment of certain of such products. All trademark registrations are protected for a period of ten years and then are renewable thereafter if still in use.

Employees

We had 26 full-time employees as of December 31, 2018. In addition, the Company retains consultants for certain services on an as needed basis. We consider our employee relations to be good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at http://www.sec.gov.

Our Internet address is http://www.fitlifebrands.com. Information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) will be made available free of charge on http://www.fitlifebrands.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

 ITEM 1A - Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report, before investing in our securities. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected, which could result in a decline in the market price of our securities, causing you to lose all or part of your investment.

The Company was profitable during the year ended December 31, 2018. However, we may not be able to achieve sustained profitability. Our failure to sustain profitability or effectively manage growth could result in continued net losses, and therefore negatively affect our financial condition.

               To achieve continual and consistent profitable operations, we must maintain growth in revenue from our products. In the event of any decrease in sales, if we are not able to maintain growth, or if we are unable to effectively manage our growth, we may not be able to sustain profitability, and may incur net losses in the future, and those net losses could be material.  In the event we achieves net losses, our financial condition could be negatively affected, and such affect could be material.

 We are currently dependent on sales to GNC for a substantial portion of our total sales.

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 77% of our total sales for the year ended December 31, 2018. GNC’s franchisees are not required to purchase product from us. In the event GNC ceases purchasing products from us, or otherwise reduces their purchases, our total revenue will be negatively impacted, and such impact will be material. Moreover, the transition to GNC’s centralized distribution system has had the effect of concentrating the majority of our accounts receivable with a single payor. Prior to the transition, we collected receivables directly from over 300 franchisees on an annual basis representing more than 1,000 store locations. Although the acquisition of iSatori has reduced the percentage of total accounts receivable attributable to GNC, we anticipate that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that GNC stops paying or there are other issues affecting our relationship with GNC, our inability to collect on our outstanding accounts receivable or generate adequate revenue would have a material adverse impact on our financial position and ability to support continued operations.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to GNC, as well as to increase sales of our iSatori Products. We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to GNC, both domestically and internationally, as well as increasing the number of retailers selling iSatori Products. We may not be able to successfully increase sales to GNC or to contract with additional distributors or retailers to market and sell iSatori Products. In addition, although we continued efforts to expand international distribution for our products in the year ended December 31, 2018, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we or our independent distributors will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenue.

We are currently dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenue may decrease.

We rely on a limited number of third parties to supply and manufacture our products. Our products are manufactured on a purchase order basis only, and manufacturers can terminate their relationships with us at will. These third-party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs, or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenue, as well as jeopardize our relationships with our distributors and customers. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, our third-party manufacturers source the majority of the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would likely result in decreased product sales and our revenue would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any material delays or disruptions to our business caused by difficulties in obtaining our products from manufacturers.

We are dependent on our third-party manufacturers to supply our products in the compositions we require, and we do not independently analyze our products. Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenue and the loss of distributors.

Although we require that our manufacturers verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by our third-party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to reliably supply products to us in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenue, and loss of distributors and endorsers.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to maintain profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of protein shakes and nutritional supplements similar to ours, including retail, online and mail-order providers. Many of our competitors have longer operating histories, more-established brands in the marketplace, revenue significantly greater than ours and better access to capital than we have. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a negative effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products, ingredients, or those of similar companies, could adversely affect our sales and revenue.

Our customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims, and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue.

The efficiency of nutritional supplement products is supported by limited conclusive clinical studies, which could result in less market acceptance of these products and lower revenue or lower growth rates in revenue.

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

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expense.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Most of our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. Although our third-party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

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

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expense and significant management time and attention.

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

There is currently a limited trading market for our securities on the OTC:PINK marketplace. An active trading market for our common stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our common stock will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenue can be subject to wide price swings. For example, the adjusted closing price of our common stock has ranged from a high of $0.55 to a low of $0.23 during the period commencing January 1, 2018 and ending December 31, 2018. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

Because our common stock may be classified as a “penny stock,” trading may be limited, and the share price could decline because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

We may issue preferred stock with rights senior to the common stock.

Our Articles of Incorporation authorize the issuance of up to 10.0 million shares of preferred stock in the aggregate. Currently, 1,000 shares of Series A Preferred Stock, par value $0.01 per share, are authorized (the “Series A Preferred”) and, therefore, could be issued without shareholder approval. Currently, there are 600 shares of Series A Preferred issued and outstanding. We have no existing plans to designate or issue any shares of preferred stock, although no assurances can be given. However, the rights and preferences of any class or series of preferred stock, were we to designate or issue additional shares of preferred stock, would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

You should not rely on an investment in our common stock for the payment of cash dividends.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. You should not make an investment in our common stock if you require dividend income. Any return on investment in our common stock would only come from an increase in the market price of our stock, which is uncertain and unpredictable.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Omaha, Nebraska and maintains a lease at a cost of approximately $8,000 per month, which lease is currently set to expire in May 2024. The Omaha facility is a total of 11,088 square feet inclusive of approximately 6,179 square feet of on-site warehouse space. iSatori currently leases 4,732 square feet of space at 15000 W. 6th Avenue, Suite 400, Golden, Colorado 80401, at a cost of $6,000 per month. The Company subleased its Golden property as of February 1, 2018 and it expires January 31, 2020.

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

At December 31, 2018, there were 11,119,430 shares of common stock outstanding and there were approximately 226 shareholders of record of the Company’s common stock in addition to an undetermined number of holders whose shares are held in “street name.”

The following table sets forth for the periods indicated the high and low closing prices for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2018
First Quarter (January - March 2018)	$0.38	0.23
Second Quarter (April - June 2018)	$0.39	0.25
Third Quarter (July - September 2018)	$0.44	0.27
Fourth Quarter (October - December 2018)	$0.55	0.27

Fiscal Year 2017
First Quarter (January - March 2017)	$0.90	0.59
Second Quarter (April - June 2017)	$0.70	0.46
Third Quarter (July - September 2017)	$0.51	0.30
Fourth Quarter (October - December 2017)	$0.44	0.21

On March 21, 2019, the closing price of our common stock was $0.55 per share.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

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

Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, allowance for inventory obsolescence, depreciable lives of property and equipment, analysis of impairment of goodwill, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable balance is related to trade receivables and are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

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

Total allowance for doubtful accounts as of December 31, 2018 and 2017 amounted to $10,000 and $112,000, respectively.

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

Regarding incentives, the Company accrues an estimate of 8% for promotional expense it calls “vendor funded discounts” at the time of sale. The expense is recorded as a contra-revenue account, and the expected incentive costs are never included in accounts receivable. As such, an allowance account for incentives is not required or necessary. Actual incentive costs are reconciled to the estimate on a regular basis.

Total allowance for product returns, sales returns and incentive programs as of December 31, 2018 and 2017 amounted to $446,000 and $1,152,000, respectively.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including components and finished goods for all of its product offerings across all of the Company’s operating subsidiaries.

Total allowance for expiring, excess and slow-moving inventory items as of December 31, 2018 and 2017 amounted to $107,000 and $49,000, respectively.

Goodwill

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

During the year ended December 31, 2017, the Company recorded an impairment charge of $5,929,000 related to the recorded goodwill and intangible assets of iSatori. There were no impairment charges incurred during the year ended December 31, 2018.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements, primarily to GNC.

Through December 31, 2017, the Company recognized revenue when risk of loss transferred to our customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed.

On January 1, 2018, the Company adopted Financial Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods.

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

Stock-Based Compensation.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) where the value of the award is measured on the date of grant and recognized as compensation on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either (i) the date at which a performance commitment is reached, or (ii) at the date at which the necessary performance to earn the equity instruments are complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

Results of Operations

	December 31, 2018	December 31, 2017	Change	%
Revenue	17,077,000	17,799,000	(722,000)	-4%
Cost of Goods Sold	(10,332,000)	(12,708,000)	2,376,000	-19%
Gross Profit	6,745,000	5,091,000	1,654,000	32%
General and Administrative Expense	(3,333,000)	(4,180,000)	847,000	-20%
Selling and Marketing Expense	(2,690,000)	(3,525,000)	835,000	-24%
Impairment Loss	-	(5,929,000)	5,929,000	100%
Depreciation and Amortization	(69,000)	(409,000)	340,000	-83%
Total Operating Expense	(6,092,000)	(14,043,000)	7,951,000	-57%
Income (Loss) from Operations	653,000	(8,952,000)	9,605,000	107%
Other Expense	(133,000)	(120,000)	(13,000)	11%
Provision for Income Tax	(11,000)	(689,000)	678,000	-98%
Net Income (Loss)	509,000	(9,761,000)	10,270,000	105%

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

Net Sales. Revenue for the year ended December 31, 2018 decreased 4.2% to $17,077,000 as compared to $17,799,000 for the year ended December 31, 2017. Revenue for the year ended December 31, 2018 compared to the prior year, in part, reflects declining traffic trends leading to lower unit sales at retail locations leading to lower same store sales in GNC, our principal distribution channel, as well as certain inventory level adjustments by GNC resulting from such trends. Declining sales at retail locations during the year ended December 31, 2018 were partially offset by an increase in online sales. As a result of the secular decline of sales in traditional retail establishments, management is focused on developing its ecommerce capabilities to drive additional incremental sales. Although sales derived from such channels were not material as a percentage of total sales during the year ended December 31, 2018, management believes that its online channels will provide growth opportunities in the long-term.

The Company continually reformulates and introduces new products, as well as seeks to increase both the number of stores and number of approved products that can be sold within the GNC franchise system that comprise its domestic and international distribution footprint. Management also believes that its focus on developing its ecommerce capabilities will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2018 decreased 19% to $10,332,000 as compared to $12,708,000 for the year ended December 31, 2017. This decrease is principally attributable to lower sales in the period.

Gross Profit Margin. Gross profit for the year ended December 31, 2018 increased to $6,745,000 as compared to $5,091,000 for the year ended December 31, 2017. Gross margin for the year ended December 31, 2018 increased to 39.5% from 28.6% for the comparable period last year. The increase in pross profit and gross profit margin during the year ended December 31, 2018 is principally attributable to reduced returns and vendor funded discounts, which contributed to an increase in gross margin.
General and Administrative Expense. General and administrative expense for the year ended December 31, 2018 decreased by $847,000 to $3,333,000 as compared to $4,180,000 for the year ended December 31, 2017. The decrease in general and administrative expense for the year ended December 31, 2018 is principally attributable to ongoing cost reduction initiatives, reduced facility expense and lower total headcount/payroll expense.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2018 decreased to $2,690,000 as compared to $3,525,000 for the year ended December 31, 2017. This decrease is principally the result of budgetary controls.

Impairment Loss. In fiscal 2017, the Company recorded an impairment charge of $5,929,000 related to the goodwill and intangible assets of Isatori. There were no similar impairment charges in fiscal 2018.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2018 and 2017 decreased to $69,000 from $409,000, respectively. The decrease is principally attributable to decrease in amortization expense due to the write-off of certain intangible assets during the fourth quarter of 2017.

Net Income/(Loss). We generated a net income of $509,000 for the year ended December 31, 2018, as compared to a net loss of $9,761,000 for the year ended December 31, 2017. The change from a net loss to net income for the year ended December 31, 2018 compared to the year ended December 31, 2017 is principally attributable to stronger margins and reduced operating expense, which offset lower sales volumes and the recorded impairment charges of goodwill and intangible assets in fiscal 2017 of $5,929,000.

Non-GAAP Measures

The financial presentation below contains certain financial measures defined as “non-GAAP financial measures” by the SEC, including non-GAAP EBITDA and adjusted non-GAAP EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Annual Report in accordance with generally accepted accounting principles.

As presented below, non-GAAP EBITDA excludes interest, income taxes (write off of deferred tax asset) and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, equity-based compensation and impairment charges. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results, and is an important measure of the Company’s comparative financial performance.

	Year Ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net (loss) income	$509,000	$(9,761,000)
Interest expense	133,000	112,000
Provision for income taxes	11,000	689,000
Depreciation and amortization	68,000	409,000
EBITDA	721,000	(8,551,000)
Non-cash and non-recurring adjustments
Common Stock issued for services	163,000	96,000
Fair value of vested options issued for services	130,000	44,000
Impairment of intangibles and goodwill	-	5,929,000
Adjusted EBITDA	$1,014,000	$(2,482,000)

Liquidity and Capital Resources

As of December 31, 2018, the Company had working capital of $1,890,000, compared to working capital of $369,000 at December 31, 2017. Our principal sources of liquidity at December 31, 2018 consisted of $259,000 of cash and $1,433,000 of accounts receivable. The increase in working capital is principally attributable to the payment of the line of credit and term loan in fiscal 2018, both of which were current liabilities at December 31, 2017.

On November 13, 2018, the Company sold an aggregate of 600 Units of Company Series A Preferred Stock, with each Unit consisting of one share of Series A Preferred and a warrant to purchase that number of shares of Company common stock equal to 30% of the shares of Company common stock issuable upon conversion of the Series A Preferred, resulting in gross proceeds to the Company of $600,000.

In December 2017, the Company, entered into the Merchant Agreement with Compass. Under the terms of the Merchant Agreement, the Company sold to Compass certain accounts owing from customers including GNC. In December 2018, the agreement was terminated and the Company paid all outstanding obligations to Compass.

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury, an entity controlled by Mr. Dayton Judd, CEO, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000. Both of the Notes mature on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and require monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. The Notes bear interest at a rate of 9.0% per annum. Interest due under the terms of the Notes may be paid in cash or, up to and including March 31, 2019, can be accrued and added to the outstanding principal and accrued interest due and payable under the terms of the Notes, at the sole discretion of the Company. Proceeds from the sale of the Notes, including existing cash balances, were used to settle all outstanding indebtedness under the terms of the Merchant Agreement.

The Company is dependent on cash flow from operations to satisfy its working capital requirements. No assurances can be given that cash flow from operations will provide sufficient capital necessary to provide for the Company’s liquidity for the next twelve months. Should the Company be unable to generate sufficient revenue in the future to achieve positive cash flow from operations, and/or should capital be unavailable under the terms of the Company’s line of credit promissory notes, additional working capital will be required. Management at present has no intention to raise additional working capital through the sale of equity or debt securities, and believes the line of credit promissory notes, along with the proceeds of our recent capital raise, will provide sufficient capital necessary to operate the business over the next twelve months. In the event the Company fails to achieve positive cash flow from operations, and management is otherwise unable to secure additional working capital through the issuance of equity or debt securities, the Company’s business would be materially and adversely harmed.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $258,000 during the fiscal year ended December 31, 2018, compared to net cash provided by operating activities of $666,000 for the year ended December 31, 2017. The decrease in cash provided by operating activities is primarily attributable to variations in certain working capital accounts consistent with normal business practices and outcomes.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the fiscal year ended December 31, 2018 was $4,000 as compared to $(185,000) used in investing activities during the year ended December 31, 2017. In fiscal 2017, the Company purchased property and equipment in the aggregate of $185,000. In fiscal 2018, there was no similar purchases and the Company sold certain property and equipment for cash of $4,000.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the year ended December 31, 2018 was $(1,265,000) as compared to $(512,000) cash used in financing activities during the year ended December 31, 2017. The primary difference was that during the year ended December 31, 2018 we fully settled the line of credit and term loan with U.S. Bank in the aggregate amount of $2,365,000.

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

ITEM 8.  FINANCIAL STATEMENTS

The information required hereunder in this Annual Report is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Name	Age	Title
Dayton Judd(1)	47	Chief Executive Officer, Chairman
Susan Kinnaman(2)	51	Chief Financial Officer
Lewis Jaffe	62	Director
Grant Dawson	50	Director
Seth Yakatan	48	Director
Todd Ordal	61	Director

(1)
Dayton Judd was appointed as the Company’s Chief Executive Officer on February 18, 2018, at which time John Wilson resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

(2)
Susan Kinnaman was appointed as the Company’s Chief Financial Officer on February 18, 2019. Michael Abrams, the Company’s former Chief Financial Officer and former director, resigned from his position as the Company’s Chief Financial Officer and as a director on the Company’s Board effective February 15, 2019.

Each of the Company’s executive officers and directors will hold office until their successors are duly elected and qualified. The background and principal occupations of each officer and director are as follows:

Dayton Judd has served as a director of the Company since June 2017, is currently the Chairman of the Company’s Board of Directors, and began serving as the Company’s Chief Executive Officer on February 18, 2018. Mr. Judd is the Founder and Managing Partner of Sudbury Capital Management (“Sudbury”). Prior to founding Sudbury, Mr. Judd worked from 2007 through 2011 as a Portfolio Manager at Q Investments, a multi-billion dollar hedge fund in Fort Worth, Texas. Prior to Q Investments, he worked with McKinsey & Company from 1996 through 1998, and again from 2000 through 2007. He graduated from Brigham Young University in 1995 with a Bachelor’s Degree, summa cum laude, and a Master’s Degree, both in accounting. He also earned an M.B.A. with high distinction from Harvard Business School in 2000, where he was a Baker Scholar. Mr. Judd is a Certified Public Accountant.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Judd’s significant experience in investing in microcap companies, together with his substantial ownership position in the Company’s common stock, will assist the Board of Directors in the management of the executive officers of the Company, and setting goals and objectives to build shareholder value.

Susan Kinnaman has served as the Company’s Chief Financial Officer since February 15, 2019. Ms. Kinnaman was appointed as the Company’s Vice President of Finance in 2007. Prior to that, she worked as Controller for Fuchs Machinery, Inc. from 2001 to 2007, for Clarcor (Facet USA) from 2000 to 2001, and for Gaffey Crane from 1998 to 2000. She graduated from Doane University – Crete, Nebraska in 1989 with a Bachelor’s Degree in accounting. Ms. Kinnaman is a Certified Public Accountant.

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

Grant Dawson has served as a director of the Company since November 2013, and is currently a Portfolio Manager of Fixed Income Investments for Polar Asset Management Partners (“Polar”), where he has worked since 2014. Mr. Dawson brings more than 15 years of experience in finance and has significant board-level experience in corporate governance for public companies. Prior to Polar, he was Managing Director of Fixed Income Investments for Manulife Asset Management, a subsidiary of Manulife Financial Corporation and Vice President and Lead Analyst responsible for corporate debt ratings with Dominion Bond Rating Agency. Prior to such time, Mr. Dawson held various senior management positions in credit management and corporate finance with Nortel and in equity research with Dain Rauscher Ltd. Mr. Dawson earned an M.B.A. from the SMU Cox School of Business, a B.Comm in Finance from the University of Windsor, and holds the Chartered Financial Analyst designation. Additionally, Mr. Dawson is a member of the Institute of Corporate Directors and holds the ICD.D designation.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Dawson’s extensive expertise and knowledge regarding corporate finance and investment banking matters, as well as corporate governance, provides the Company with valuable insight and will assist the Company as it builds a long-term, sustainable capital structure.

Seth Yakatan has served a director of the Company since September 2015, as Vice President of Business Development for Invion, Ltd. (ASX: IVX) since August 2012, and as a Partner of Katan Associates, Inc., a corporate strategy and finance advisory group, since April 2001. Prior to joining the Company’s Board of Directors, Mr. Yakatan served as a director for iSatori, Inc. from September 2014 until the completion of the Company’s acquisition of iSatori. Prior to founding Katan Associates, Inc. in 2001, Mr. Yakatan worked in merchant banking at the Union Bank of California, N.A., in the Specialized Lending Media and Telecommunications Group, and as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management. Mr. Yakatan holds an M.B.A. in Finance from the University of California, Irvine, and a Bachelor of Arts in History and Public Affairs from the University of Denver.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Yakatan’s 25 years of experience as a life sciences business development and corporate finance professional, including actively supporting small cap and major companies in achieving corporate, financing, and asset monetization objectives, provides the Board of Directors with valuable guidance and expertise based on his extensive knowledge and understanding of banking matters.

Todd Ordal has served a director of the Company since September 2015, and is the President and founder of Applied Strategy, LLC, a private consulting company founded in 2003 that provides consulting and coaching services to chief executive officers and other executives around the word. Prior to joining the Company’s Board of Directors, Mr. Ordal served as a director for iSatori, Inc. from April 2012 until the completion of the Company’s acquisition of iSatori. Before founding Applied Strategy, LLC, Mr. Ordal served as Chief Executive Officer of Dore Achievement Centers from December 2002 until November 2004, and President and Chief Executive Officer of Classic Sports Companies from January 2001 until December 2002. Prior to Classic Sport Companies, Mr. Ordal served as a Division President for Kinko’s Service Corporation, where he had accountability for $500 million in revenue, 300 stores and 7,000 people, and as a member of the Board of Directors for Kinko’s from July 1992 until July 1997. He has also served on several non-profit boards and boards of advisors. Mr. Ordal received his Bachelor’s Degree in psychology from Morehead State University and his M.B.A. from Regis University.

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

Board Member Independence

The Board believes that a majority of its members are independent directors. The Board has determined that, other than Mr. Judd, all of its directors are independent directors as defined by the rules and regulations of the NASDAQ Capital Market.

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

Although our Board has the ultimate oversight responsibility for our risk management process, various committees of our Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and the assessments of risks reflected in audit reports. Legal and regulatory compliance risks are also reviewed by our Audit Committee. Risks related to our compensation programs are reviewed by the Compensation Committee. Our Board is advised by the committees of significant risks and management’s response via periodic updates.

Board Meetings

The Board held eight meetings during the year ended December 31, 2018, supplemented by numerous additional discussions by and among a majority of the Board, and numerous actions effectuated by unanimous written consent in lieu of a formal motion and vote during an official meeting. In 2018, incumbent directors attended 100% of the aggregate number of meetings of the Board.

Board Committees and Charters

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board appoints the members and chairpersons of these committees. Copies of each committee charter is available by making a request to the Company’s Corporate Secretary at 5214 S. 136th Street, Omaha, Nebraska 68137.

Audit Committee

Members:	Grant Dawson (Chairman)
Lewis Jaffe
Todd Ordal

Number of Meetings in 2018:	The Audit Committee held four meetings during 2018.

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

Independence
The members of the Audit Committee each meet the independence standards established by the NASDAQ Capital Market and the SEC for audit committees. In addition, the Board has determined that Messrs. Dawson, Jaffe and Ordal each satisfy the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities on Messrs. Dawson, Jaffe and Ordal that are greater than those generally imposed on them as members of the Audit Committee and the Board, and their designations as audit committee financial experts does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Compensation Committee

Members:	Grant Dawson (Chairman)
Lewis Jaffe
Seth Yakatan

Number of Meetings in 2018:	The Compensation Committee held three meetings during 2018.

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

Nominating and Corporate Governance Committee

Members:	Lewis Jaffe (Chairman)
Todd Ordal
Seth Yakatan

Number of Meetings in 2018:	The Nominating and Corporate Governance Committee held no meetings during 2018, electing instead to address committee matters by action taken by the entire Board of Directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing, except the following:

●
Grant Dawson, a director of the Company, filed four Form 4s reporting an aggregate of four late transactions;
●
Todd Ordal, a director of the Company, filed three Form 4s reporting an aggregate of three late transactions;
●
Lewis Jaffe, a director of the Company, filed three Form 4s reporting an aggregate of three late transactions; and

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

Indemnification of Officers and Directors

As permitted by Nevada law, the Company will indemnify its directors and officers against expense and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2018 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Dayton Judd (2)	2018	$105,400	$172,500	$146,651	$109,496	$534,047
Chief Executive Officer and Chairman of the Board	2017	$-	$-	$-	$-	$-

Michael Abrams (3)	2018	$240,625	-	-	-	240,625
Former Chief Financial Officer and Director	2017	$267,193	$-	$-	$50,000	$317,193

Patrick Ryan	2018	$240,032	15,500	-	-	255,532
Chief Retail Officer	2017	$246,402	$-	$-	$-	$246,838

(1)
The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s common stock.

(2)
Dayton Judd was appointed as the Company’s Chief Executive Officer on February 18, 2018, and has served as a member of the Company’s Board since 2017. Accordingly, he did not receive any compensation for his role as an officer in the year ended December 31, 2017.

(3)	Mr. Abrams resigned from his position as Chief Financial Officer and as a member of the Company’s Board of Directors effective February 15, 2019.

Employment Agreements

Dayton Judd. Dayton Judd currently serves as the Company’s Chief Executive Officer. Effective July 31, 2018, Mr. Judd receives (i) an annual base salary of $263,500; (ii) an annual cash bonus, the amount of which, if any, shall be determined at the sole discretion of the Compensation Committee; (iii) options to purchase 705,000 shares of the Company’s common stock, which have a term of ten years, an exercise price equal to the fair market value of a share of Company common stock as of the date of grant, of which 1/3 vest immediately, 1/3 vest on the first anniversary of the grant, and the remaining 1/3 vest on the second anniversary of the grant; and (iv) 450,000 shares of restricted common stock, which shares vest (x) 150,000 shares at such date that the 30-day volume weighted average price (“VWAP”) for shares of the Company’s common stock exceeds $1.20, (y) 150,000 shares at such date that the 30-day VWAP exceeds $1.80, and (z) 150,000 shares at such date that the 30-day VWAP exceeds $2.40.

Michael Abrams. Mr. Michael Abrams served as the Company’s Chief Financial Officer up to February 15, 2019. Pursuant to the terms of his Employment Agreement he received an annual base salary of $240,625 in fiscal 2018 and $267,193 in fiscal 2017.

Patrick Ryan. Mr. Patrick Ryan currently serves as the Company’s Chief Retail Officer pursuant to the terms of an Employment Agreement dated June 1, 2016. The Employment Agreement provides that Mr. Ryan shall serve in the capacity of the Company’s Chief Retail Officer through June 1, 2019, subject to standard terms and provisions consistent with agreements of such type. Pursuant to the terms of the Employment Agreement, Mr. Ryan receives (i) an annual base salary of $125,000 per year; (ii) commission compensation on a monthly basis in arrears in an amount equal to 2.0% of the adjusted gross profit from the sale of franchise exclusive products, less all promotional and advertising expenses, and the costs of all product samples, related to the sale of franchise exclusive products to international locations; (iii) an annual cash bonus, the amount of which, if any, shall be determined at the sole discretion of the Compensation Committee; and (iv) up to 25,000 shares of Company common stock and/or related stock options per year under the Company’s 2010 Equity Incentive Plan, at the sole discretion of the Compensation Committee. In the event that there is a Change of Control, as defined in the Employment Agreement, the surviving corporation shall be required to assume the Company’s obligations pursuant to the Employment Agreement, including any stock or stock option agreements with Mr. Ryan; provided, however, in the event that the surviving corporation refuses to do so, then Mr. Ryan shall be entitled to accelerated vesting of all unvested shares subject to such agreements, if any.

 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that had not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2018:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Dayton Judd	235,000	470,000		$0.28	07/31/28	450,000 (1)	$193,500 (1)
Chief Executive Officer and Chairman

Michael Abrams	50,000			$2.30	02/23/20	-	-
Chief Financial Officer and Director

Patrick Ryan	20,000			$2.20	04/11/19	-	-
Chief Retail Officer	30,000			$2.30	02/23/20
	26,667	3,333		$1.39	05/09/21

(1)
Shares vest as follows: (i) 150,000 shares at such date that the 30-day volume weighted average price (“VWAP) for shares of the Company’s common stock exceeds $1.20, (ii) 150,000 shares at such date that the 30-day VWAP exceeds $1.80, and (iii) 150,000 shares at such date that the 30-day VWAP exceeds $2.40. The market value reported for this award was calculated using the closing price of the Company’s common stock on December 31, 2018, or $0.43 per share, assuming achievement of the maximum award amount.

Director Compensation

As a result of Mr. Abrams’ resignation from the Board on February 15, 2019, we currently have five directors, four of whom are considered independent. For the year ended December 31, 2018, each of our directors were entitled to receive $45,000 per annum for their services on the Board, which compensation may be paid in cash, shares of Company common stock or a combination thereof, at the option of each individual director. Subsequent to the year ended December 31, 2018, the Board compensation was reduced to $30,000 per annum effective January 1, 2019.

The table below summarizes the compensation paid to our independent directors for the fiscal year ended December 31, 2018:

	Fees earned or paid in cash (1)	Stock awards	Option awards (2)	Total
Name	($)	($)	($)	($)

Lewis Jaffe	$30,000	$15,000	$-	$45,000
Grant Dawson	$22,500	$22,500	$-	$45,000
Seth Yakatan	$45,000	$-	$-	$45,000
Todd Ordal	$22,500	$22,500	$-	$45,000
Dayton Judd(3)	$8,985	$-	$-	$8,985

(1)
In an effort to conserve the Company’s cash, certain Board members have the option to receive stock awards in lieu of cash fees earned in respect of their annual retainers for service on the Board and its committees. The stock awards vested immediately upon grant and were not subject to any further service by the directors. The amounts in this column represent the grant date fair value of the restricted stock awards granted during 2018 and are computed in accordance with FASB guidance, excluding the effect of estimated forfeitures.

(2)
Represents the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the director has the right to purchase, subject to vesting, shares of the Company’s common stock.

(3)	Mr. Judd served as an independent director until his appointment as the Company’s Interim Chief Executive Officer in February 2018.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding shares of our Series A Preferred and common stock beneficially owned as of March 21, 2019, by:

(i)	each of our officers and directors;
(ii)	all officers and directors as a group; and
(iii)
each person known by us to beneficially own five percent or more of the outstanding shares of our Series A Preferred and common stock. Percent ownership is calculated based on 600 shares of our Series A Preferred and 11,119,430 shares of our common stock outstanding at March 21, 2019.

Beneficial Ownership of our Series A Preferred

Name	Title of Class	Number of Shares Owned	% Ownership of Class

Dayton Judd	Series A Preferred	525(1)	87.5%

Grant Dawson	Series A Preferred	25	4.2%

All Officers and Directors as a group (seven persons)	Series A Preferred	550	91.7%

(1)
Shares of Series A Preferred are held by Sudbury Capital Fund, LP, Sudbury Holdings, LLC, Sudbury Capital GP, LP, and Sudbury Capital Management, LLC. Sudbury Holdings, LLC is the parent company of Sudbury Capital Fund, LP; Sudbury Capital GP, LP is the general partner of Sudbury Capital Fund, LP; Sudbury Capital Management, LLC is the investment adviser of Sudbury Capital Fund, LP; and Mr. Judd as a member of Sudbury Holdings, LLC and Sudbury Capital Management, LLC, and a limited partner of Sudbury Capital GP, LP. Mr. Judd may be considered the beneficial owner of the shares held by Sudbury Capital Fund, LP, as Mr. Judd is the Founder and Managing Partner of Sudbury Capital Management, LLC.

Beneficial Ownership of our Common Stock

Name and Address of Owner (1)	Title of Class	Number of Shares Owned	Percentage of Class (2)

Dayton Judd (3)	Common Stock	5,080,873	39.7%

Susan Kinnaman (4)	Common Stock	16,483	*%

Patrick Ryan (5)	Common Stock	51,057	*%

Lewis Jaffe (6)	Common Stock	144,266	1.3%

Todd Ordal	Common Stock	138,335	1.2%

Seth Yakatan	Common Stock	-	*%

Grant Dawson (7)	Common Stock	248,222	2.2%

All Officers and Directors as a group (seven persons)	Common Stock	5,679,236	44.4%

(1)	The address of each of the officers and directors is c/o FitLife Brands, Inc., 5214 S. 136th Street, Omaha, NE 68137.

(2)	* Less than 1%

(3)
Consists of 852,184 shares held by Mr. Judd personally, including in IRA accounts; 235,000 shares issuable to Mr. Judd upon the exercise of stock options at $0.28 per share, exercisable within 60 days of March 21, 2019; 2,509,994 shares held by Sudbury Holdings, LLC; 1,141,304 shares issuable upon the conversion of 525 shares of the Company’s Series A Convertible Preferred Stock held by Sudbury Holdings, LLC, and 342,391 shares issuable upon the exercise of warrants held by Sudbury Holdings, LLC.

(4)
Includes 25,000 shares issuable upon the exercise of stock options of which 10,000, 10,000 and 5,000 are exercisable at $2.30, $2.20 and $1.39 per share, respectively, each of which is exercisable within 60 days of March 21, 2019.

(5)
Includes 77,724 shares issuable upon the exercise of stock options of which 30,000, 20,000 and 26,667 are exercisable at $2.30, $2.20 and $1.39 per share, respectively, each of which is exercisable within 60 days of March 21, 2019.

(6)	Includes 15,000 shares issuable upon the exercise of stock options at $2.30 per share, exercisable within 60 days of March 21, 2019.

(7)
Includes 10,000 shares issuable upon the exercise of stock options at $2.30 per share, exercisable within 60 days of March 21, 2019; 54,348 shares issuable upon conversion of 25 shares of the Company’s Series A Convertible Preferred Stock; and 16,304 shares issuable upon the exercise of warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

 The following table provides information as of December 31, 2018, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	1,435,000	$0.98	65,000

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

Changes in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entry into New Line of Credit

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd, in the principal amount of $200,000. Both of the Notes mature on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and require monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. The Notes bear interest at a rate of 9.0% per annum. Interest due under the terms of the Notes may be paid in cash or, up to and including March 31, 2019, can be accrued and added to the outstanding principal and accrued interest due and payable under the terms of the Notes. Proceeds from the sale of the notes, including existing cash balances, were used to retire all outstanding indebtedness under the terms of the Merchant Agreement, totaling approximately $590,000 at December 26, 2018.

Dayton Judd, the Company’s Chief Executive Officer and Chairman of the Board of Directors of the Company, is affiliated with Sudbury. The notes were approved by the independent members of the Board of Directors.

Series A Preferred Financing

On November 13, 2018, the Company entered into Subscription Agreements with certain accredited investors, pursuant to which the Company offered and sold to the Purchasers an aggregate of 600 Units for $1,000 per Unit, with each Unit consisting of one share of Series A Preferred and a warrant to purchase that number of shares of Company common stock equal to 30% of the shares of Company common stock issuable upon conversion of the Series A Preferred purchased by the Purchaser. The Warrants shall expire five years from the date of issuance, and are exercisable at a price of $0.46 per share. Warrants to purchase an aggregate of 391,304 shares of Company common stock were issued in the Offering.

The Offering resulted in gross proceeds to the Company of $600,000. Purchasers in the Offering included Dayton Judd, the Company’s Chairman and Chief Executive Officer, and Grant Dawson, a director. A portion of the Offering was also sold to an unaffiliated third party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company first engaged Weinberg & Company (“Weinberg”) on April 21, 2017, after it dismissed Tarvaran, Askelson & Company, LLP as its independent registered public accounting firm. The following table presents approximate aggregate fees and other expense for professional services rendered by Weinberg for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and December 31, 2017, as well as other expense for other services rendered during those periods.

	Year Ended December 31,
	2018	2017
Audit Fees (1)	$78,000	$79,000
Audit-Related Fees (2)	-	—
Tax Fees (3)	29,000	6,000
All Other Fees (4)	13,000	4,000

Total	$120,000	$89,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees

Weinberg provided services for the audits of our financial statements and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q.

Audit Related Fees

Weinberg did not provide any professional services which would be considered “audit-related fees.”

Tax Fees

Weinberg prepared our 2017 and 2016 Federal and state income taxes.

All Other Fees

Services provided by Weinberg with respect to the filing of various registration statements made throughout the year including the 2017 shareholder rights offering are considered “all other fees.”

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting. Accordingly, 100% of audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

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
3.10
Certificates of Withdrawal of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, dated November 13, 2018 (incorporated by reference to Exhibit 3.1 filed with Form 10-Q on November 14, 2018).

3.11
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated November 13, 2018 (incorporated by reference to Exhibit 3.2 filed with Form 10-Q on November 14, 2018).

4.1	Form of Warrant, dated November 13, 2018 (incorporated by reference to Exhibit 4.1 filed with Form 10-Q on November 14, 2018).
10.1	Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2008).
10.2	Settlement Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 6, 2009).
10.3	Secured Promissory Note (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 6, 2009).
10.4	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.5	Amendment No. 1 to Security Agreement (incorporated by reference to Exhibit 10.4 filed with Form 8-K on October 6, 2009).
10.6	Amendment No. 1 to Supply, License and Transition Agreement (incorporated by reference to Exhibit 10.5 filed with Form 8-K on October 6, 2009).
10.7	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.8	Employment Agreement, dated December 31, 2009, between the Company and John Wilson (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).
10.9	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 filed with Form 10-K on April 15, 2011).
10.10	Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.15 filed with the Form 10-K on March 28, 2014).

10.11	Amendment No. 2 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 15, 2014).
10.12	Demand Promissory Note (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 11, 2015).
10.13
Security Agreement by and among the Company, Stephen Adele Enterprises, and Stephen Adele, dated September 11, 2015 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 11, 2015).

10.14	Employment Agreement, by and between FitLife Brands, Inc. and Patrick Ryan, dated June 7, 2016 (incorporated by reference to Exhibit 10.1 filed with Form 8-k on June 13, 2016).
10.15	Amendment No. 3 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2017).
10.16	Amendment No. 1 to Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.2 filed with Form 8-K on April 26, 2017).
10.17
Loan Modification Agreement, dated August 28, 2017, by and between the Company and U.S. National Bank Association Bank (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 31, 2017).

10.18
Merchant Agreement by and between NDS Nutrition, Inc., iSatori, Inc., and Compass Bank, d/b/a Commercial Billing Service (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).

10.19	Continuing Guarantee of FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).
10.20	Consulting Services Agreement, by and between the Company and Dayton Judd, dated March 13, 2018 (incorporated by reference to Exhibit 10.26 filed with Form 10-K on April 17, 2018).
10.21	Abrams Transition Agreement, dated August 15, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 12, 2018).
10.22	Form of Subscription Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on November 14, 2018).
10.23	Promissory Note issued to Sudbury Capital Fund, LP dated December 26, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 26, 2018).
10.24	Promissory Note issued to Dayton Judd dated December 26, 2018 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 26, 2018).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with Form 10-K on March 27, 2009).
16.1	Letter from Tarvaran, Askelson & Company, LLP, dated April 25, 2017 (incorporated by reference to Exhibit 16.1 filed with Form 8-K on April 26, 2017).
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 22, 2019	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2019	By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 22, 2019	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer), Chairman of the Board

Date: March 22, 2019	By: /s/ Lewis Jaffe
Lewis Jaffe
Director

Date: March 22, 2019	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 22, 2019	By: /s/ Seth Yakatan
Seth Yakatan
Director

Date: March 22, 2019	By: /s/ Todd Ordal
Todd Ordal
Director

ITEM 8.  FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FitLife Brands, Inc and subsidiaries
Omaha, Nebraska

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2017.

Weinberg & Company, P.A.
Los Angeles, California
March 22, 2019

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2018	2017
CURRENT ASSETS
Cash	$259,000	$1,262,000
Accounts receivable, net of allowance for doubtful accounts, product returns, sales returns and incentive programs of $455,000 and $1,264,000, respectively	1,433,000	1,958,000
Inventories, net of allowance for obsolescence of $107,000 and $49,000, respectively	3,523,000	2,874,000
Note receivable	-	5,000
Prepaid expenses and other current assets	223,000	221,000
Total current assets	5,438,000	6,320,000

Property and equipment, net	189,000	296,000
Goodwill	225,000	225,000
Security deposits	10,000	22,000
TOTAL ASSETS	$5,862,000	$6,863,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,628,000	$2,974,000
Accrued expense and other liabilities	420,000	612,000
Line of credit	-	1,950,000
Term loan agreement	-	415,000
Notes payable – Related Parties	500,000	-
Total current liabilities	3,548,000	5,951,000

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value 10,000,000 shares authorized; 600 shares and no shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized; 11,119,430 and 10,681,710 shares issued and outstanding as of December 31, 2018 and 2017, respectively	111,000	107,000
Additional paid-in capital	32,007,000	31,013,000
Accumulated deficit	(29,804,000)	(30,208,000)
Total stockholders' equity	2,314,000	912,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,862,000	$6,863,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Revenue	$17,077,000	$17,799,000
Cost of Goods Sold	10,332,000	12,708,000
Gross Profit	6,745,000	5,091,000

OPERATING EXPENSE:
General and administrative	3,333,000	4,180,000
Selling and marketing	2,690,000	3,525,000
Impairment of intangible assets and goodwill	-	5,929,000
Depreciation and amortization	69,000	409,000
Total operating expense	6,092,000	14,043,000
OPERATING INCOME (LOSS)	653,000	(8,952,000)

OTHER EXPENSE
Interest expense	133,000	112,000
Other	-	8,000
Total other expense	133,000	120,000

INCOME (LOSS) BEFORE INCOME TAXES	520,000	(9,072,000)

PROVISION FOR INCOME TAXES	11,000	689,000

NET INCOME (LOSS)	509,000	(9,761,000)

PREFERRED STOCK DIVIDEND	(105,000)	-

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$404,000	$(9,761,000)

NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Earnings (loss) Per Share - Basic and diluted	$0.04	$(0.93)
Weighted average shares - Basic and diluted	10,943,578	10,518,239

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

						Additional
	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

DECEMBER 31, 2016			10,483,389	$105,000	$(44,000)	$30,919,000	$(20,447,000)	$10,533,000

Common stock issued for services			240,241	2,000		94,000		96,000

Cancellation of treasury stock			(41,920)	-	44,000	(44,000)		-

Fair value of options issued for services						44,000		44,000

Net loss							(9,761,000)	(9,761,000)

DECEMBER 31, 2017	-	-	10,681,710	107,000	-	31,013,000	(30,208,001)	912,000

Fair value of common stock issued for services			437,720	4,000	-	159,000		163,000

Proceeds from Issuance of Series A Preferred Shares	600	-	-	-	-	600,000		600,000

Accretion of beneficial conversion feature on Series A Preferred Shares				-	-	105,000	(105,000)	-

Fair value of vested options issued for services			-	-	-	130,000		130,000

Net income			-	-	-	-	509,000	509,000

DECEMBER 31, 2018	600	-	11,119,430	$111,000	$-	$32,007,000	$(29,804,000)	$2,314,000

 The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$509,000	$(9,761,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,000	409,000
Allowance for doubtful accounts, product returns, sales returns and incentive programs	(809,000)	1,097,000
Allowance for inventory obsolescence	58,000	(90,000)
Loss on disposal of assets	34,000	5,000
Fair value of common stock issued for services	163,000	96,000
Fair value of options issued for services	130,000	44,000
Impairment of intangible assets and goodwill	-	5,929,000
Loss on write-off of note receivable	-	44,000
Changes in operating assets and liabilities:
Accounts receivable	1,334,000	(429,000)
Inventories	(707,000)	973,000
Deferred taxes	-	689,000
Prepaid expenses	(2,000)	35,000
Customer note receivable	5,000	7,000
Security deposits	12,000	3,000
Accounts payable	(346,000)	1,377,000
Accrued expense and other liabilities	(192,000)	238,000
Net cash provided by operating activities	258,000	666,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(185,000)
Proceeds from the sale of property and equipment	4,000	-
Net cash provided (used) in investing activities	4,000	(185,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Notes Payable – Related Parties	500,000	-
Proceeds from issuance of Series A Preferred Stock	600,000	-
Repayment of line of credit	(1,950,000)	-
Repayments of term loan	(415,000)	(512,000)
Net cash used in financing activities	(1,265,000)	(512,000)

CHANGE IN CASH	(1,003,000)	(31,000)
CASH, BEGINNING OF PERIOD	1,262,000	1,293,000
CASH, END OF PERIOD	$259,000	$1,262,000

Supplemental disclosure operating activities
Cash paid for interest	$133,000	$112,000

Non-cash investing and financing activities
Cancellation of Treasury Stock	-	$44,000
Accretion of beneficial conversion feature on Series A Preferred stock	$105,000	-

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

NOTE 1.  DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition Products™ (www.ndsnutrition.com), PMD™ (www.pmdsports.com), SirenLabs™ (www.sirenlabs.com), CoreActive™ (www.coreactivenutrition.com), and Metis Nutrition™ (www.metisnutrition.com) (together, “NDS Products”). In September 2015, the Company acquired iSatori, Inc. (“iSatori”) and as a result, the Company added three brands to its product portfolio, including iSatori (www.isatori.com), BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

 Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, allowance for inventory obsolescence, depreciable lives of property and equipment, analysis of impairment of goodwill, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements, primarily to GNC.

Through December 31, 2017, the Company recognized revenue when risk of loss transferred to our customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed.

On January 1, 2018, the Company adopted Financial Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods. Due to the nature of the products sold by the Company, the adoption of the new standard has had no quantitative effect on the financial statements. However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

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

Customer Concentration

Total net sales to GNC during 2018 and 2017 were $13,102,000, and $13,943,000, respectively, representing 77% and 78% of total revenue, respectively. Accounts receivable attributable to GNC before adjusting for product return reserves as of December 31, 2018 and 2017 were $1,543,000 and $2,625,000, respectively, representing 82% and 82% of the Company’s total accounts receivable balance, respectively. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, and results of operation.

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

As of December 31, 2018 and 2017, the Company had provided a reserve for doubtful accounts of $10,000 and $112,000, respectively.

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

The Company also grants incentive programs it calls “vendor funded discounts” at the time of sale. The expense is recorded as a contra-revenue account.

As of December 31, 2018 and 2017, the aggregate allowance for product returns, sales returns and incentive programs amounted to $445,000 and $1,152,000, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of products, repacking fees, in-bound freight charges, as well as certain internal transfer costs. Expense not related to the production of our products is classified as operating expense.

Delivery and Handling Expense

Shipping and handling costs are comprised of purchasing and receiving costs, inspection costs, warehousing costs, transfer freight costs, and other costs associated with product distribution and are included as part of operating expense.

 Cash and Cash Equivalents

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2018. The Company may be exposed to risk for the amounts of funds held in bank accounts more than the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances more than the guarantee during the years ended December 31, 2018 and 2017.

Inventory

Inventory is stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the product(s) concerned and production requirements. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

As of December 31, 2018 and 2017, the aggregate allowance for expiring, slow moving and excess inventory amounted to $107,000 and $49,000, respectively.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The Company amortizes leasehold improvements over the estimated life of these assets or the term of the lease, whichever is shorter. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation / Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2018 and 2017.

Goodwill and Intangible Assets

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

During the year ended December 31, 2017, the Company recorded an impairment charge of $5,929,000 related to the recorded goodwill and intangible assets of iSatori. There were no impairment charges incurred during the year ended December 31, 2018.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board’s (“FASB”) ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry-forwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2018, and 2017, the Company has not established a liability for uncertain tax positions.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31,
	2018	2017
Series A Preferred Stock	1,304,348	-
Warrants	391,304	60,620
Options	1,562,087	870,284
Total	3,257,739	930,904

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

Stock Compensation Expense

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) where the value of the award is measured on the date of grant and recognized as compensation on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either (i) the date at which a performance commitment is reached, or (ii) at the date at which the necessary performance to earn the equity instruments are complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

Segments

The Company operates in one segment for the distribution of our products.  In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.  All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

NOTE 3 – MERCHANT AGREEMENT

In December 2017, the Company, through NDS and iSatori (together, the “Subsidiaries”), entered into a Merchant Agreement with Compass Bank, d/b/a Commercial Billing Service (“Compass”) (“Factor”). Under the terms of the Merchant Agreement, the Company sold to Compass certain accounts owing from customers of such Subsidiaries, including GNC. All amounts due under the terms of the Merchant Agreement, totaling up to $5.0 million, was guaranteed by the Company under the terms of a Continuing Guarantee. The Company paid a fee calculated based on the London Interbank Offering Rate (“LIBOR”) plus 550 basis points, which fee was based on the outstanding gross amount of accounts receivable factored in excess of total cash collected by Compass from customers against such amounts. The applicable LIBOR rate for the year ended December 31, 2018 was 2.2%. Additionally, the Company was charged a non-utilization fee by which the average outstanding amount of obligations was less than $2.0 million, as amended. The Company had pledged collateral of all present and future inventory, accounts, accounts receivable, general intangibles and returned goods, together with all reserves, balances, deposits, and property at any time owing to the credit of the Company with Compass. During the year ended December 31, 2017, no amounts were factored under this agreement.

During the year ended December 31, 2018, total accounts receivable factored under this agreement amounted to $14.6 million, of which, $14.0 million were ultimately collected by Compass from the corresponding customers as of December 31, 2018. In addition, the Company also incurred various factoring fees in the aggregate of $128,000, which was reported as part of interest expense.

In December 2018, Compass informed the Company that the agreement would not be renewed upon its expiration in February 2019. As a result, the Company paid Compass $590,000 to settle certain factored receivables that were not yet collected by Compass at that time. As of December 31, 2018, the Company had settled all amounts due to Compass pursuant to this agreement and the agreement was terminated.

NOTE 4.  INVENTORIES

At December 31, 2018, the value of the Company’s inventory was $3,523,000. At December 31, 2017, the value of the Company’s inventory was $2,874,000.

	December 31,
	2018	2017
Finished goods	$3,168,000	$2,512,000
Components	462,000	411,000
Allowance for obsolescence	(107,000)	(49,000)
Total	$3,523,000	$2,874,000

NOTE 5.  PROPERTY AND EQUIPMENT

The Company had fixed assets as of December 31, 2018 and 2017 as follows:

	December 31,
	2018	2017
Equipment	$902,000	$972,000
Accumulated depreciation	(713,000)	$(677,000)
Total	$189,000	$295,000

Depreciation expense was $69,000 for December 31, 2018 compared to $55,000 for December 31, 2017. During the year ended December 31, 2018, the Company sold property and equipment with a net book value of $38,000 for proceeds of $4,000, resulting in a loss on sale of $34,000 which has been included as an operating expense in the accompanying statement of operations.

NOTE 6.  NOTES PAYABLES

Line of Credit and Term Loan – US Bank

	December 31,
	2018	2017
Line of Credit	$-	$1,950,000
Term Loan	-	415,000
Total	$-	$2,365,000

The Company previously obtained a line of credit (“LOC”) of $3.0 million and a separate term loan of $2.6 million (the “Term Note”) with U.S. Bank. Both the LOC and the Term Note were secured by the Company’s tangible and intangible assets, and had an average interest rate of 5% per annum. The LOC, as amended, matured in December 2017, while the Term Note did not mature until August 2018. As of December 31, 2017, the outstanding balance of these notes payable totaled $2,365,000 and was deemed in default due to non-compliance with certain financial covenants.

In January 2018, the Company paid U.S. Bank a total of $2,365,000 to settle the outstanding balance of the LOC and the Term Note. As of December 31, 2018, the LOC and Term Note had been fully paid.

Notes Payable – Related Parties

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by the Company’s CEO, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Dayton Judd, CEO, in the principal amount of $200,000 (together with the Sudbury Note, the “Notes”). As of December 31, 2018, the aggregate balance of the notes payable amounted to $500,000.

The Notes are unsecured and mature on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and require monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. The Notes bear interest at a rate of 9.0% per annum. Interest due under the terms of the Notes may be paid in cash or, up to and including March 31, 2019, can be accrued and added to the outstanding principal and accrued interest due and payable under the terms of the Notes. All amounts due and payable under the terms of the Notes are guaranteed by the NDS and iSatori, wholly-owned subsidiaries of the Company.

NOTE 7.  EQUITY

Common Stock

The Company is authorized to issue 150 million shares of common stock, $0.01 par value per share, of which 11,119,430 shares of common stock were issued and outstanding as of December 31, 2018.

The following were Common Stock transactions during the year ended December 31, 2018:

During the year ended December 31, 2018, the Company issued 437,720 shares of common stock with a fair value of $143,000 to employees and directors for services rendered. The shares were valued at the respective date of issuance.

In July 2018, in connection with the appointment of Mr. Dayton Judd as the Company’s Chief Executive Officer, the Company granted Mr. Judd an aggregate of 450,000 shares of restricted common stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s common stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 450,000 shares of restricted common stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period of three years. During the period ended December 31, 2018, the Company recorded compensation expense of $20,000 to amortize the fair value of these restricted common shares based upon the prorated derived service period. As of December 31, 2018, there was unearned compensation of $85,000 that will be amortized as a compensation cost on a straight-line basis through 2020.

The following were Common Stock transactions during the year ended December 31, 2017:

During the year ended December 31, 2017, the Company issued 240,241 shares of common stock with a fair value of $95,967 to employees and directors for services rendered.

During the year ended December 31, 2017, the Company retired 41,920 shares of treasury stock.

Withdrawal of Former Series A Preferred, Series B Preferred and Series C Preferred

On November 13, 2018, the Company filed Certificates of Withdrawal with the Secretary of State of the State of Nevada for its (i) Series A Convertible Preferred Stock, (ii) 10% Cumulative Perpetual Series B Preferred Stock and (iii) Series C Convertible Preferred Stock, none of which were issued and outstanding, thereby withdrawing each of the series of preferred stock and returning all previously designated shares to their status as authorized preferred stock available for issuance.

Series A Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock, par value $0.01 per share.

In November 2018, the Company issued 600 shares of the Company’s Series A Senior Convertible Preferred Stock in exchange for cash of $600,000 or $1,000 per share, to three investors, two of whom are related-party investors. The Series A Preferred shares have the following rights and privileges:

(i)
Each share of the Series A Preferred has a liquidation preference equal to the Stated Value plus all accrued and unpaid dividends (the “Liquidation Preference”), and is convertible into that number of shares of the Company’s common stock equal to the Liquidation Preference divided by $0.46 (the “Conversion Shares”).

(ii)
Holders of Series A Preferred may elect to convert shares of Series A Preferred into Conversion Shares at any time. The Company, at its sole option, may choose to redeem all or a portion of Series A Preferred at any time for 115% of the Liquidation Preference per share (the “Redemption Price”); provided, however, in the event of a Change of Control (as such term is defined in the Certificate of Designations), the Company shall be required to redeem all issued and outstanding shares of Series A Preferred for the Redemption Price.

(iii)
Holders of Series A Preferred have the right to vote, on an as-converted basis, with the holders of the Company’s common stock on any matter presented to the Company’s stockholders for their action or consideration. So long as any shares of Series A Preferred remain outstanding, holders of the Series A Preferred have the right to elect one director to the Company’s Board of Directors (the “Series A Director”); provided, however, so long as Dayton Judd remains on the Company’s Board, he shall be deemed to be the Series A Director. Furthermore, so long as any shares of Series A Preferred remain outstanding, the Company may not, without the affirmative vote or consent of at least 50% of the shares of issued and outstanding Series A Preferred on such date, voting as a separate class, (i) authorize, create, issue or alter any class of debt or equity securities ranking pari passu or senior to the Series A Preferred; (ii) amend provisions of the Series A Preferred; (iii) repurchase, redeem or pay dividends on any class of junior securities, subject to certain exceptions; (iv) amend the Company’s Articles of Incorporation or Bylaws in any way that will have a material adverse effect on the rights of the Series A Preferred; (v) after February 16, 2019, increase the size of the Board to more than five members; (vi) take any action that would constitute a Fundamental Transaction (as such term is defined in the Certificate of Designations); or (vii) incur any additional indebtedness other than through the Company’s Merchant Agreement, any other line of credit with Compass or under any similar replacement facility.

(iv)
Piggyback registration rights for the first two years following November 13, 2018, and certain demand registration rights, thereafter, as more specifically set forth in the Certificate of Designations.

(v)
Accrues dividends at a rate of 12% per annum.

As part of the offering, the Company also granted the investors warrants to purchase 391,304 shares of common stock. The warrants are fully vested, exercisable at $0.46 per share and will expire five years after the date of issuance, or November 2023.

The issuance of the Series A convertible preferred stock gave rise to a beneficial conversion feature of $105,000 as a result of the allocation of the value of the warrants granted and proceeds received based on proportion of its fair value to the sum of the fair value of the two instruments issued. The Company accounted for the beneficial conversion features in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options, resulting in a deemed dividend at December 31, 2018.

As of December 31, 2018, there were $9,000 of outstanding and undeclared cumulative dividends payable. Pursuant to current accounting guidelines, the Company will record the accrued dividends upon declaration of the Company’s Board of Directors.

Options

The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2016	969,924	$2.81	5.12
Issued	-	-
Exercised	-	-
Forfeited	(99,640)	3.65
Outstanding, December 31, 2017	870,284	$2.71	4.16
Issued	875,000	0.35
Exercised	-
Forfeited	(200,070)	4.80
Outstanding, December 31, 2018	1,545,214	$1.31	5.69

				Exercisable
Exercise Price Per Share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price
$0.28 - $2.30	1,480,800	5.73	$0.99	1,019,715	$1.22
$2.31 - $14.43	64,414	4.97	$8.60	64,414	$8.67
	1,545,214	5.69	$1.31	1,084,129	$1.65

The closing stock price for the Company’s stock on December 31, 2018 was $0.43, as such, there was an intrinsic value of outstanding options of $107,000.

During the year ended December 31, 2018, the Company granted stock options to employees for services rendered to purchase 875,000 shares of Company common stock. The stock options are exercisable at a price of $0.28 per share and $0.42 per share, expire in five and ten years and vest as follows: one-third vested immediate upon issuance, and the remainder vest equally in equal annual installments over a period of two years from grant date.

Total fair value of these options at grant date was approximately $187,000, which was determined using the Black-Scholes Option Pricing model with the following average assumption: stock price of $0.28 per share, expected term of six years, volatility of 88%, dividend rate of 0% and risk-free interest rate of 2.92%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2018, the Company recognized compensation expense of $130,000 based upon the vesting of these options. As of December 31, 2018, there was $132,000 of unvested stock compensation that will be recognized as an expense in future periods as the options vest.

There were no stock options granted in 2017. During the year ended December 31, 2017, the Company recognized compensation expense of $44,000 based upon the vesting of options granted in prior periods.

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2016	60,620	$12.99	1.39
Issued	-
Exercised	-
Forfeited	-
Outstanding, December 31, 2017	60,620	$12.99	0.39
Issued	391,304	0.46	5.00
Exercised	-	-
Forfeited	(60,620)	-
Outstanding, December 31, 2018, vested and exercisable	391,304	$0.46	4.87

The closing stock price for the Company’s stock on December 31, 2018 was $0.43, as such, there was no intrinsic value.

NOTE 8.  INCOME TAXES

The Company had available Federal net operating loss carryforwards of approximately $28.0 million and $28.1 million as of December 31, 2018 and 2017, respectively, to reduce future taxable income. The Federal carryforward expires between 2026 through 2037. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry forwards, the utilization of the Company’s NOL may be limited to statutory limits as a result of recent change in stock ownership. NOLs incurred subsequent to the latest change in control, are not subject to the limitation.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2018 and 2017, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2018, and 2017, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2010 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of consistent taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

During the year ended December 31, 2018, the Company recorded a provision for income of tax of $11,000 pertaining to various state income taxes. There was no provision for Federal income taxes due to the utilization of the Company’s NOL.

During the year ended December 31, 2017, the Company recorded provision for income tax of $689,000 to account for the allowance recognized for the deferred tax assets of $689,000.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2018	December 31, 2017
Net operating loss carryforward	7,262,000	7,283,000
Allowances for sales returns, bad debt and inventory	15,000	1,924,000
Share based compensation	34,000	36,000
Other	46,000	51,000
Total deferred asset	7,357,000	9,294,000
Valuation allowance	(7,357,000)	(9,294,000)

Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31,
	2018	2017
Federal Statutory tax rate	(21%)	(34%)
State tax, net of federal benefit	(5%)	(5%)
	(26%)	(39%)
Effect of change in tax rate	-%	12%
Valuation allowance	26%	27%
Effective tax rate	-%	-%

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

Lease Commitments

The Company is headquartered in Omaha, Nebraska and maintains a lease at a cost of approximately $8,000 per month, which lease is currently set to expire in May 2024. The Omaha facility is a total of 11,088 square feet inclusive of approximately 6,179 square feet of on-site warehouse space. iSatori currently leases 4,732 square feet of space at 15000 W. 6th Avenue, Suite 400, Golden, Colorado 80401, at a cost of $6,000 per month.  The Company subleased its Golden property as of February 1, 2018 and it expires January 31, 2020.

Rent expense for the year ended December 31, 2018 was $104,000, of which $50,000 is included in cost of goods sold and $54,000 is included in operating expense in the accompanying consolidated statement of operations. Rent expense for the year ended December 31, 2017 was $264,000 of which $8,400 is included in cost of goods sold and $255,600 is included in operating expenses.

Minimum annual rental commitments under non-cancelable leases are as follows:

Years ending December 31,	Lease Commitments	Sublease	Amount
2019	$111,000	$(56,000)	$55,000
2020	62,000	(5,000)	57,000
2021	61,000	0	61,000
2022	61,000	0	61,000
2023 and thereafter	107,000	0	107,000
TOTAL	402,000	$(61,000)	$402,000

NOTE 10.  SUBSEQUENT EVENTS

Pursuant to the terms of the line of credit promissory note with Sudbury Capital Fund, LP that was issued in December 2018, the Company received $300,000 in February 2019 (see Note 6).