Form 10-Q
period 2019-03-31
FITLIFE BRANDS, INC.
filed 2019-05-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

  5214 S. 136th Street, Omaha, NE 68137
(Address of principal executive offices)

 (402) 991-5618
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FTLF	OTC Pink Marketplace

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2019, a total of 1,014,740 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2019

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

-ii-

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	March 31,	December 31,
	2019	2018
	(Unaudited)
CURRENT ASSETS
Cash	$438,000	$259,000
Accounts receivable, net of allowance of doubtful accounts, product returns,
sales returns and incentive programs of $315,000 and $455,000, respectively	3,817,000	1,433,000
Inventories, net of allowance for obsolescence of $119,000 and $107,000, respectively	2,338,000	3,523,000
Prepaid expenses and other current assets	113,000	223,000
Total current assets	6,706,000	5,438,000

Property and equipment, net	174,000	189,000
Right of use asset	320,000	-
Goodwill	225,000	225,000
Security deposits	10,000	10,000
TOTAL ASSETS	$7,435,000	$5,862,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,307,000	$2,628,000
Accrued expenses and other liabilities	440,000	420,000
Lease liability - current portion	83,000	-
Notes payable - Related Parties	815,000	500,000
Total current liabilities	3,645,000	3,548,000

LONG-TERM LEASE LIABILITY, net of current portion	240,000	-

TOTAL LIABILITIES	3,885,000	3,548,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of March 31, 2019 and December 31, 2018:
Preferred Stock Series A Preferred, $0.01 par value 1,000 shares authorized; 600
and 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized;
1,113,952 and 1,111,943 issued and outstanding
as of March 31, 2019 and December 31, 2018, respectively	111,000	111,000
Additional paid-in capital	32,056,000	32,007,000
Accumulated deficit	(28,617,000)	(29,804,000)
Total stockholders' equity	3,550,000	$2,314,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,435,000	$5,862,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended
	March 31
	(Unaudited)
	2019	2018

Revenue	$5,878,000	$4,614,000
Cost of Goods Sold	3,337,000	2,699,000
Gross Profit	2,541,000	1,915,000

OPERATING EXPENSES:
General and administrative	774,000	870,000
Selling and marketing	550,000	806,000
Depreciation and amortization	15,000	19,000
Total operating expenses	1,339,000	1,695,000
OPERATING INCOME	1,202,000	220,000

OTHER INCOME (EXPENSES)
Interest expense	15,000	3,000
Other	-	(1,000)
Total other expense	15,000	2,000

NET INCOME	$1,187,000	$218,000

NET INCOME PER SHARE
Basic	$1.07	$0.20

Diluted	$0.94	$0.20

Basic weighted average common shares	1,111,943	1,072,671

Diluted weighted average common shares	1,268,526	1,072,671

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

					Additional
	Series A Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

THREE MONTHS ENDED MARCH 31, 2019

DECEMBER 31, 2018	600	$-	1,111,943	$111,000	$32,007,000	$(29,804,000)	$2,314,000

Fair value of common stock issued for services	-	-	2,009	-	23,000		23,000

Fair value of vested common shares and options issued for services	-	-		-	26,000		26,000

Net income	-	-		-	-	1,187,000	1,187,000

MARCH 31, 2019	600	-	1,113,952	111,000	$32,056,000	$(28,617,000)	$3,550,000

THREE MONTHS ENDED MARCH 31, 2018

DECEMBER 31, 2017		$-	1,068,171	$107,000	$31,013,000	$(30,208,000)	$912,000

Fair value of common stock issued for services			27,339	3,000	80,000		83,000

Fair value of vested common shares and options issued for services					10,000		10,000

Net income					-	218,000	218,000

MARCH 31, 2018	-	-	1,095,510	110,000	$31,103,000	$(29,991,000)	$1,223,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
Three Months Ended
March 31
	(Unaudited)
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,187,000	$218,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,000	19,000
Allowance for doubtful accounts and product returns	(140,000)	(87,000)
Allowance for inventory obsolescence	12,000	33,000
Common stock issued for services	23,000	83,000
Fair value of options issued for services	26,000	10,000
Gain on disposal of assets	-	(1,000)
Right of use asset - Amortization	23,000	-
Right of use asset - Lease Liability	(20,000)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(2,244,000)	(427,000)
Inventories	1,173,000	456,000
Prepaid expense	110,000	139,000
Customer note receivable	-	5,000
Accounts payable	(321,000)	(266,000)
Accrued interest on notes	15,000	-
Accrued liabilities and other liabilities	20,000	(232,000)
Net cash used in operating activities	(121,000)	(50,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	-	2,000
Net cash provided by investing activities	-	2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Notes Payable - related party	300,000	-
Repayment of line of credit	-	(1,950,000)
Repayments of term loan	-	(415,000)
Repayments of note payable	-	1,715,000
Net cash provided by (used in) financing activities	300,000	(650,000)

CHANGE IN CASH	179,000	(698,000)
CASH, BEGINNING OF PERIOD	259,000	1,262,000
CASH, END OF PERIOD	$438,000	$564,000

Supplemental disclosure operating activities
Cash paid for interest	$15,000	$3,000

Non-cash investing and financing activities
Recording of lease asset and liability upon adoption of ASU-2016-02	$343,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition, PMD, SirenLabs, CoreActive, and Metis Nutrition (together, “NDS Products”). In September 2015, the Company acquired iSatori, Inc. (“iSatori”) and as a result, the Company added three brands to its product portfolio, including iSatori, BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock trades under the symbol “FTLF” on the OTC:PINK market.

Reverse/Forward Split

Subsequent to the quarter ended March 31, 2019, on April 11, 2019, the Company filed two Certificates of Change with the Secretary of State of the State of Nevada, the first to effect a reverse stock split of both the Company’s issued and outstanding and authorized common stock, par value $0.01 per share (“Common Stock”), at a ratio of 1-for-8,000 (the “Reverse Split”), and the second to effect a forward stock split of both the Company’s issued and outstanding and authorized Common Stock at a ratio of 800-for-1 (the “Forward Split,” and together with the Reverse Split, the “Reverse/Forward Split”). The Reverse/Forward Split became effective, and the Company’s Common Stock began trading on a post-split basis, on Tuesday, April 16, 2019.

The Company did not issue any fractional shares as a result of the Reverse/Forward Split. Holders of fewer than 8,000 shares of the Common Stock immediately prior to the Reverse/Forward Split received cash in lieu of fractional shares based on the 5-day volume weighted average price of the Company’s Common Stock immediately prior to the Reverse/Forward Split, which was $0.57 per pre-split share. As a result, such holders ceased to be stockholders of the Company. Holders of more than 8,000 shares of Common Stock immediately prior to the Reverse/Forward Split did not receive fractional shares; instead any fractional shares resulting from the Reverse/Forward Split were rounded up to the next whole share.

    As a result of the Reverse/Forward Split, the number of shares of Company Common Stock authorized for issuance under the Company’s Articles of Incorporation, as amended, was decreased from 150,000,000 shares to 15,000,000 shares. The Reverse/Forward Split did not affect the Company’s preferred stock, nor did it affect the par value of the Company’s Common Stock.

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the 1-for-10 aspect of the Reverse/Forward Split as if it occurred as of the earliest period presented.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 22, 2019.

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

Basic and Diluted Income (loss) Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. All outstanding warrants and options in the quarter ending March 31, 2018 were antidilutive.

	Three Months Ended March 31,
	2019	2018

Net Income	$1,187,000	$218,000

Weighted average common shares - basic	1,111,943	1,072,671

Dilutive effect of outstanding warrants, stock options, and preferred stock	156,583	-

Weighted average Shares - diluted	1,268,526	1,072,671

Net income per common share:

Basic	$1.07	$0.20
Diluted	$0.94	$0.20

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 months up to 84 months.  We determine if an arrangement is a lease at inception.  Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases.   Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of and, lease liabilities for operating leases of $320,000 and $323,000, respectively. There was no cumulative-effect adjustment to accumulated deficit. See Note 7 for further information regarding the adoption of ASC 842 on the Company’s condensed financial statements.

Goodwill

The Company had goodwill of $225,000 as of March 31, 2019 and December 31, 2018, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

As of March 31, 2019 and December 31, 2018, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

 Customer Concentration

Gross sales prior to reduction for vendor funded discounts and coupons to GNC during the three month periods ended March 31, 2019 and 2018 were $5,184,000 and $4,389,000, respectively, representing 80% and 82% of total gross revenue, respectively.

Gross accounts receivable attributable to GNC as of March 31, 2019 and March 31, 2018 were $3,692,000 and $3,128,000, respectively, representing 91% and 86% of the Company’s total accounts receivable balance, respectively.

As of March 31, 2019 and 2018, online sales accounted for 10% and 1% of the Company’s net revenue, respectively.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements to consumers, primarily through GNC stores.

The Company accounts for revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

Income Taxes

As of March 31, 2019, the Company had Federal net operating loss (“NOL”) carry forwards available to offset future taxable income of approximately $28 million. Approximately $18.0 million of the NOL can be used in fiscal 2019, while the remaining $10.0 million can be used after fiscal 2019, subject to Internal Revenue Services (“IRS”) statutory limitations.

As a result of the Company’s significant NOL, which can be utilized in fiscal 2019, there was no provision for income tax recorded during the period ended March 31, 2019.

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the limitations related to Internal Revenue Code and the Company’s lack of history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of March 31, 2019 and December 31, 2018.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – INVENTORIES

The Company’s inventories as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019 (unaudited)	December 31, 2018
Finished goods	$2,019,000	$3,168,000
Components	438,000	462,000
Allowance for obsolescence	(119,000)	(107,000)
Total	$2,338,000	$3,523,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019 (unaudited)	December 31, 2018
Equipment	$902,000	$902,000
Accumulated depreciation	(728,000)	(713,000)
Total	$174,000	$189,000

Depreciation expense for the three months ended March 31, 2019 and 2018 was $15,000 and $19,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable – Related Parties

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s CEO, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000 which was outstanding at December 31, 2018. During the period ended March 31, 2019, an additional $300,000 was advanced to Company, resulting in aggregate borrowings of $600,000 on that date. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000 (collectively, the “Notes”). As of March 31, 2019 and December 31, 2018, the aggregate balance of the notes payable amounted to $815,000 and $500,000, respectively. For the quarter ended March 31, 2019, accrued interest amounted to $15,000 of the $815,000 outstanding balance on the Notes.

The Notes are unsecured and mature on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and require monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. The Notes bear interest at a rate of 9.0% per annum. Interest due under the terms of the Notes may be paid in cash or, up to and including March 31, 2019, can be accrued and added to the outstanding principal and accrued interest due and payable under the terms of the Notes. All amounts due and payable under the terms of the Notes are guaranteed by NDS and iSatori, the wholly-owned subsidiaries of the Company.

NOTE 7 - LEASE LIABILITY

In prior years, the Company entered into several non-cancellable leases for its office facilities and equipment. The lease agreements range from 36 months to 84 months, and require monthly payments ranging from $200 through $7,000 through October 2024. On January 1, 2019, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the leases as operating leases and determined that the fair value of the lease assets and liability at the inception of the leases was $480,000 using a discount rate of 9%.

During the three months ended March 31, 2019, the Company made payments of $20,000 towards the lease liability. As of March 31, 2019, lease liability amounted to $323,000. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended March 31, 2019 was $23,000. The right-of-use asset at March 31, 2019 was $320,000.

Three Months Ended
Lease Cost	March 31, 2019

Operating lease cost (included in general and administrative in the Company's unaudited
and consolidated statement of operations)	$23,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$-
Weighted Average remaining lease term - operating leases (in years)	5.6
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating Leases	At March 31, 2019
Long-term right-of-use assets	$320,000
Short-term operating lease liabilities	$83,000
Long-term operating lease liabilities	240,000
Total operating lease liabilities	$323,000

Maturities of the Company's lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 9 months)	88,000
2020	67,000
2021	67,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(78,000)
Present value of lease liabilities	$323,000

NOTE 8 - EQUITY

Common Stock

The Company is authorized to issue 15 million shares of Common Stock, par value $0.01 per share, of which 1,113,952 shares of Common Stock were issued and outstanding as of March 31, 2019.

During the three-month period ended March 31, 2019, the Company issued 2,009 shares of Common Stock with a fair value of $11,000 to employees and directors for services rendered. The shares were valued at their respective date of issuances.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period of three years. During the period ended March 31, 2019, the Company recorded compensation expense of $12,000 to amortize the fair value of these restricted common shares based upon the prorated derived service period.

Options

As of March 31, 2019 and December 31, 2018, 147,021 and 154,521 options to purchase shares of Common Stock of the Company were issued and outstanding, respectively. Additional information regarding options outstanding as of March 31, 2019 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Life (Years)
Outstanding, December 31, 2017	87,028	$27.10	4.16
Issued	87,500	3.50
Exercised	-
Forfeited	(20,007)	48.00
Outstanding, December 31, 2018	154,521	$13.10	5.69
Issued	-
Exercised	-
Forfeited	(7,500)	23.00
Outstanding, March 31, 2019	147,021	$12.60	5.68

	Outstanding			Exercisable

Exercise Price Per share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80- $23.00	140,580	5.72	$9.24	104,080	$11.34
$23.10 - $144.34	6,441	4.72	$85.99	6,441	$85.99
	147,021	5.68	$12.60	110,521	$15.69

During the three-month periods ended March 31, 2019 and 2018, the Company recognized compensation expense of $26,000 and $10,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of March 31, 2019 amounted to $221,000. Future unamortized compensation expense on the unvested outstanding options at March 31, 2019 amounted to $89,000, which will be recognized through May 2020.

Warrants

Total outstanding warrants to purchase shares of Company Common Stock as of March 31, 2019 and December 31, 2018 amounted to 39,130 shares. Total intrinsic value as of March 31, 2019 amounted to $39,000.

During the period ended March 31, 2019, no warrants expired unexercised. As of March 31, 2019, there were 39,130 warrants issued and outstanding.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
39,130	$ 4.60	11/13/18	11/13/23	Yes

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

NOTE 10 – SUBSEQUENT EVENTS

On April 16, 2019 the previously described Reverse/Forward Split became effective.  As a result of the Reverse/Forward Split, the Company repurchased 99,212 shares of common stock at a price of $5.70 per share, or approximately $566,000 in total.  Following the Reverse/Forward Split, the Company’s outstanding share count was 1,014,740.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition, PMD, SirenLabs, Core Active, and Metis Nutrition (together, “NDS Products”). In September 2015, the Company acquired iSatori, Inc. (“iSatori”) and as a result, the Company added three brands to its product portfolio, including iSatori, BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to http://www.fitlifebrands.com. The Company’s common stock trades under the symbol “FTLF” on the OTC:PINK market.

Reverse/Forward Split

Subsequent to the quarter ended March 31, 2019, on April 11, 2019, the Company filed two Certificates of Change with the Secretary of State of the State of Nevada, the first to effect a reverse stock split of both the Company’s issued and outstanding and authorized common stock, par value $0.01 per share (“Common Stock”), at a ratio of 1-for-8,000 (the “Reverse Split”), and the second to effect a forward stock split of both the Company’s issued and outstanding and authorized Common Stock at a ratio of 800-for-1 (the “Forward Split,” and together with the Reverse Split, the “Reverse/Forward Split”). The Reverse/Forward Split became effective, and the Company’s Common Stock began trading on a post-split basis, on Tuesday, April 16, 2019.

The Company did not issue any fractional shares as a result of the Reverse/Forward Split. Holders of fewer than 8,000 shares of the Common Stock immediately prior to the Reverse/Forward Split received cash in lieu of fractional shares based on the 5-day volume weighted average price of the Company’s Common Stock immediately prior to the Reverse/Forward Split, which was $0.57 per pre-split share. As a result, such holders ceased to be stockholders of the Company. Holders of more than 8,000 shares of Common Stock immediately prior to the Reverse/Forward Split did not receive fractional shares; instead any fractional shares resulting from the Reverse/Forward Split were rounded up to the next whole share.

    As a result of the Reverse/Forward Split, the number of shares of Company Common Stock authorized for issuance under the Company’s Articles of Incorporation, as amended, was decreased from 150,000,000 shares to 15,000,000 shares. The Reverse/Forward Split did not affect the Company’s preferred stock, nor did it affect the par value of the Company’s Common Stock.

All financial information has been retroactively adjusted to reflect the 1-for-10 aspect of the Reverse/Forward Split.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

	March 31, 2019	March 31, 2018	Change	%
Revenue	5,878,000	4,614,000	1,264,000	27%
Cost of Goods Sold	(3,337,000)	(2,699,000)	(638,000)	24%
Gross Profit	2,541,000	1,915,000	626,000	33%
Operating expenses	(1,339,000)	(1,695,000)	356,000	-21%
Income from operations	1,202,000	220,000	982,000	446%
Other expense	(15,000)	(3,000)	(12,000)	400%
Provision for income tax	-	1,000	(1,000)	-100%
Net income	1,187,000	218,000	969,000	444%

Net Sales.  Revenue for the three months ended March 31, 2019 increased 27% to $5,878,000 as compared to $4,614,000 for the three months ended March 31, 2018. The revenue increase for the three-month period ended March 31, 2019 compared to the prior three-month period is due to increased wholesale purchases from our retail partners coupled with a significant increase in online direct-to-consumer sales.

Online revenue during the three months ended March 31, 2019 was approximately 10% of total revenue, compared to roughly 1% of total revenue during the same three-month period during 2018. Our Energize product and some of our iSatori products are achieving the highest online unit movement for the Company.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2019 increased to $3,337,000 as compared to $2,699,000 for the three months ended March 31, 2018. The increase during the three-month period ended March 31, 2019 is principally attributable to higher total sales volumes.

Gross Profit Margin.  Gross profit for the three months ended March 31, 2019 increased to $2,541,000 as compared to $1,915,000 for the three months ended March 31, 2018. The increase during the three-month period ended March 31, 2019 is principally attributable to higher total sales volume and reduced returns.

Gross margin for the three months ended March 31, 2019 increased to 43% from 42% for the comparable three-month period last year. The increase in gross margin was primarily attributable to increased online direct-to-consumer sales, which deliver a substantially higher gross margin for the Company.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2019 decreased to $774,000 as compared to $870,000 for the three months ended March 31, 2018. The decrease in general and administrative expense for the three months ended March 31, 2019 is principally attributable to ongoing cost reduction initiatives, subletting certain facilities and lower headcount.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2019 decreased to $550,000 as compared to $806,000 for the three months ended March 31, 2018. The decrease in selling and marketing expense for the three-month period ended March 31, 2019 is principally the result of budgetary controls.

Depreciation and Amortization.  Depreciation and amortization for the three months ended March 31, 2019 decreased to $15,000 as compared to $19,000 for the three months ended March 31, 2018.  The decrease was primarily attributable to a lower base of depreciable property and equipment due to the sale of some assets during 2018.

Net Income.  We generated net income of $1,187,000 for the three-month period ended March 31, 2019 as compared to net income of $218,000 for the three months ended March 31, 2018. The increase in net income was driven by a combination of higher sales volumes, expanding margins, and reduced operating costs.

Liquidity and Capital Resources

At March 31, 2019, we had positive working capital of approximately $3,061,000, compared to $1,890,000 at December 31, 2018. Our principal sources of liquidity at March 31, 2019 consisted of $438,000 of cash and $3,817,000 from accounts receivable. The increase in working capital is principally attributable to the increase in accounts receivable related to increased sales to our wholesale partners.

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s CEO, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000 (collectively, the “Notes”). As of March 31, 2019, the aggregate balance of the Notes amounted to $815,000. For the quarter ended March 31, 2019, accrued interest amounted to $15,000 of the $815,000 outstanding balance on the Notes.

The Notes are unsecured and mature on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and require monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. The Notes bear interest at a rate of 9.0% per annum. Interest due under the terms of the Notes may be paid in cash or, up to and including March 31, 2019, can be accrued and added to the outstanding principal and accrued interest due and payable under the terms of the Notes. All amounts due and payable under the terms of the Notes are guaranteed by NDS and iSatori, the wholly-owned subsidiaries of the Company.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company has also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees. The Company currently anticipates that cash derived from operations and existing cash resources, including the cash received by the Company as a result of the recent financing as well as through the Notes, will be sufficient to provide for the Company’s liquidity for the next twelve months.

The Company is dependent on cash flow from operations and amounts available under the Notes to satisfy its working capital requirements. No assurances can be given that cash flow from operations and/or that the Company will have access to additional capital under the terms of the Notes necessary to provide for the Company’s liquidity for the next twelve months. Should the Company be unable to generate sufficient revenue in the future to achieve positive cash flow from operations, and/or should capital be unavailable under the terms of the Notes, additional working capital will be required. Management at present has no intention to raise additional working capital through the sale of equity or debt securities and believes the Notes will provide sufficient capital necessary to operate the business over the next twelve months. In the event the Company fails to achieve positive cash flow from operations, additional capital is unavailable under the terms of the Notes, and management is otherwise unable to secure additional working capital through the issuance of equity or debt securities, the Company’s business would be materially and adversely harmed.

Cash Used in Operations.  Our cash used in operating activities for the three months ended March 31, 2019 was $(121,000), as compared to $(50,000) for the three months ended March 31, 2018. The increase was primarily due to fluctuations in working capital.

Cash Provided by Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2019 was $0, as compared to $2,000 provided by investing activities for the three months ended March 31, 2018.

Cash Provided by (Used in) Financing Activities. Cash provided by financing activities for the three months ended March 31, 2019 was $300,000 as compared to cash used in financing activities of $(650,000) during the three months ended March 31, 2018. The primary difference between the 2019 and 2018 periods was the payoff of all amounts owed to U.S. Bank under a prior credit agreement during the three months ended March 31, 2018.

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

Goodwill

The Company had goodwill with a carrying value of $225,000 as of March 31, 2019 and December 31, 2018, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

As of March 31, 2019 and December 31, 2018, there were no indicators of impairment for the recorded goodwill of $225,000.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements to consumers, primarily through GNC stores.

The Company accounts for revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2019. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2019. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 22, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2019, there are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2019.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6.  EXHIBITS

3.1	Certificates of Change, dated April 11, 2019 (incorporated by reference to Exhibit 3.1 filed with Form 8-K on April 15, 2019).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: May 15, 2019	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: May 15, 2019	FitLife Brands, Inc. By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)