Form 10-Q
period 2019-06-30
FITLIFE BRANDS, INC.
filed 2019-08-09
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of August 8, 2019, a total of 1,015,120 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2019

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

-ii-

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS:	(Unaudited)
CURRENT ASSETS
Cash	$917,000	$259,000
Accounts receivable, net of allowance of doubtful accounts, product returns,
sales returns and incentive programs of $294,000 and $455,000, respectively	3,220,000	1,433,000
Inventories, net of allowance for obsolescence of $131,000 and $107,000, respectively	2,712,000	3,523,000
Prepaid expense and other current assets	96,000	223,000
Total current assets	6,945,000	5,438,000

Property and equipment, net	161,000	189,000
Right of use asset, net of amortization of $187,000	293,000	-
Goodwill	225,000	225,000
Security deposits	10,000	10,000
TOTAL ASSETS	$7,634,000	$5,862,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,625,000	$2,628,000
Accrued expense and other liabilities	445,000	420,000
Lease liability - current portion	70,000	-
Notes payable - related parties	693,000	500,000
Total current liabilities	3,833,000	3,548,000

LONG-TERM LEASE LIABILITY, net of current portion	227,000	-

TOTAL LIABILITIES	4,060,000	3,548,000

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding as of June 30, 2019 and December 31, 2018
Preferred stock Series A Preferred, $0.01, par value 1,000 shares authorized;
600 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $.01 par value, 15,000,000 shares authorized; 1,015,120 and 1,111,943
issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	11,000	11,000
Treasury stock, 99,238 shares	(566,000)	-
Additional paid-in capital	32,199,000	32,107,000
Accumulated deficit	(28,070,000)	(29,804,000)
Total stockholders' equity	3,574,000	2,314,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,634,000	$5,862,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Revenue	$4,618,000	$4,379,000	$10,496,000	$8,993,000

Cost of goods sold	2,764,000	2,573,000	6,101,000	5,271,000
Gross profit	1,854,000	1,806,000	4,395,000	3,722,000

OPERATING EXPENSE:
General and administrative	796,000	856,000	1,570,000	1,709,000
Selling and marketing	616,000	718,000	1,166,000	1,523,000
Depreciation and amortization	13,000	18,000	28,000	38,000
Total operating expense	1,425,000	1,592,000	2,764,000	3,270,000
OPERATING INCOME	429,000	214,000	1,631,000	452,000

OTHER EXPENSE (INCOME)
Interest expense	18,000	44,000	33,000	65,000
Other income	-	-	-	(1,000)
Gain on settlement	(142,000)	-	(142,000)	-
Total other expense (income)	(124,000)	44,000	(109,000)	64,000

NET INCOME BEFORE INCOME TAXES	553,000	170,000	1,740,000	388,000

INCOME TAXES	6,000	-	6,000	-

NET INCOME	547,000	170,000	1,734,000	388,000

PREFERRED STOCK DIVIDEND	(18,000)	-	(18,000)	-

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$529,000	$170,000	$1,716,000	$388,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$0.51	$0.16	$1.59	$0.36

Diluted	$0.43	$0.16	$1.36	$0.36

Basic weighted average common shares	1,047,447	1,095,510	1,079,517	1,084,091

Diluted weighted average common shares	1,239,875	1,095,510	1,258,520	1,084,091

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Series A Preferred		Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED JUNE 30, 2019

MARCH 31, 2019	600	$-	1,113,952	$11,000	$-	$32,156,000	$(28,617,000)	$3,550,000
Fair value of common stock issued for services			406			16,000		16,000
Repurchase of common stock	-	-	(99,238)	-	(566,000)	-		(566,000)
Dividends payments on preferred stock				-		(18,000)	-	(18,000)
Fair value of vested common shares and options issued for services						45,000		45,000
Net income						-	547,000	547,000

JUNE 30, 2019	600	$-	1,015,120	$11,000	$(566,000)	$32,199,000	$(28,070,000)	$3,574,000

THREE MONTHS ENDED JUNE 30, 2018

MARCH 31, 2018	-	$-	1,095,510	$11,000	$-	$31,103,000	$(29,990,000)	$1,224,000
Fair value of common stock issued for services			4,286	-		15,000		15,000
Fair value of vested common shares and options issued for services						9,000		9,000
Net income						-	170,000	170,000

JUNE 30, 2018	-	$-	1,099,796	$11,000	$-	$31,127,000	$(29,820,000)	$1,418,000

SIX MONTHS ENDED JUNE 30, 2019

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services			2,415	-		39,000		39,000
Repurchase of Common Stock	-	-	(99,238)	-	(566,000)	-		(566,000)
Dividends Payments on Preferred Stock				-		(18,000)		(18,000)
Fair value of vested common shares and options issued for services						71,000		71,000
Net income						-	1,734,000	1,734,000

JUNE 30, 2019	600	$-	1,015,120	$11,000	$(566,000)	$32,199,000	$(28,070,000)	$3,574,000

SIX MONTHS ENDED JUNE 30, 2018

DECEMBER 31, 2017		$-	1,068,171	$8,000	$-	$31,113,000	$(30,208,000)	$913,000
Fair value of common stock issued for services			31,625	3,000		95,000		98,000
Fair value of vested common shares and options issued for services						19,000		19,000
Net income						-	388,000	388,000

JUNE 30, 2018	-	-	1,099,796	$11,000	$-	$31,227,000	$(29,820,000)	$1,418,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	(Unaudited)
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,734,000	$388,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,000	38,000
Decrease in allowance for sales returns and doubtful accounts	(161,000)	(521,000)
Increase (decrease) in allowance for inventory obsolescence	24,000	(25,000)
Common stock issued for services	39,000	98,000
Fair value of options issued for services	71,000	19,000
Gain on disposal of assets	-	(1,000)
Right of use asset - amortization	50,000	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,626,000)	2,097,000
Accounts receivable - factored	-	(1,466,000)
Inventories	787,000	142,000
Prepaid expense	127,000	139,000
Customer note receivable	-	5,000
Accounts payable	(3,000)	43,000
Accrued interest on notes	33,000	-
Accrued liabilities and other liabilities	(69,000)	(74,000)
Right of use asset - lease liability	(46,000)	-
Net cash provided by operating activities	988,000	882,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	-	2,000
Net cash provided by investing activities	-	2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	300,000	-
Dividend payments on preferred stock	(18,000)	-
Secured payable to factor	-	1,159,000
Repurchases of common stock	(472,000)	-
Repayment of line of credit	-	(1,950,000)
Repayments of term loan	-	(415,000)
Repayments of note payable	(140,000)	-
Net cash used in financing activities	(330,000)	(1,206,000)

INCREASE IN CASH	658,000	(322,000)
CASH, BEGINNING OF PERIOD	259,000	1,262,000
CASH, END OF PERIOD	$917,000	$940,000

Supplemental disclosure operating activities
Cash paid for interest	$33,000	$65,000

Non-cash investing and financing activities
Recording of lease asset and liability upon adoption of ASU-2016-02	$343,000	$-
Accrued liability for stock buyback	$94,000	$0

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
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

The share and per share amounts included in these unaudited interim condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the 1-for-10 aspect of the Reverse/Forward Split as if it occurred as of the earliest period presented.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 22, 2019.

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

Basic and Diluted Income Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$529,000	$170,000	$1,716,000	$388,000

Weighted average common shares - basic	1,047,447	1,095,510	1,079,517	1,084,091

Dilutive effect of outstanding warrants and stock options	192,428	-	179,003	-

Weighted average common shares - diluted	1,239,875	1,095,510	1,258,520	1,084,091

Net income per common share:

Basic	$0.51	$0.16	$1.59	$0.36
Diluted	$0.43	$0.16	$1.36	$0.36

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months.  We determine if an arrangement is a lease at inception.  Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases.   Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of and, lease liabilities for operating leases of $480,000 and $480,000, respectively. There was no cumulative-effect adjustment to accumulated deficit. See Note 7 for further information regarding the adoption of ASC 842 on the Company’s condensed financial statements.

Goodwill

The Company had goodwill of $225,000 as of June 30, 2019 and December 31, 2018, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

As of June 30, 2019 and December 31, 2018, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

 Customer Concentration

Gross sales prior to reduction for vendor funded discounts and coupons to GNC during the six-month periods ended June 30, 2019 and 2018 were $9,184,000 and $8,380,000, respectively, representing 78.1% and 80.3% of total gross revenue, respectively.

Gross accounts receivable attributable to GNC as of June 30, 2019 and June 30, 2018 were $3,228,000 and $2,015,000, respectively, representing 93.3% and 78.6% of the Company’s total accounts receivable balance, respectively.

For the quarters ended June 30, 2019 and 2018, online sales accounted for 13.5% and 4.5% of the Company’s net revenue, respectively.

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

Income Taxes

As of June 30, 2019, the Company had Federal net operating loss (“NOL”) carry forwards available to offset future taxable income of approximately $29.1 million. Approximately $19.8 million of the NOL can be used in fiscal 2019, while the remaining $9.4 million can be used after fiscal 2019, subject to Internal Revenue Services (“IRS”) statutory limitations.

As a result of the Company’s significant NOL, which can be utilized in fiscal 2019, there was no provision for income tax recorded during the period ended June 30, 2019.

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the limitations related to Internal Revenue Code and the Company’s lack of history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of June 30, 2019 and December 31, 2018.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,
	2019	December 31,
	(unaudited)	2018
Finished goods	$2,442,000	$3,168,000
Components	401,000	462,000
Allowance for obsolescence	(131,000)	(107,000)
Total	$2,712,000	$3,523,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2019 and December 31, 2018 were as follows:

	June 30,
	2019	December 31,
	(unaudited)	2018
Equipment	$902,000	$902,000
Accumulated depreciation	(741,000)	(713,000)
Total	$161,000	$189,000

Depreciation expense for the six months ended June 30, 2019 and 2018 was $28,000 and $38,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable – Related Parties

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s CEO, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000 which was outstanding at December 31, 2018. During the six months ended June 30, 2019, an additional $300,000 was advanced to the Company, resulting in aggregate borrowings of $600,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000 (collectively, the “Notes”). During the six months ended June 30, 2019, the Company repaid principal and interest in the aggregate of $140,000 on these Notes. As of June 30, 2019 and December 31, 2018, the aggregate balance of the Notes amounted to $693,000 and $500,000, respectively, including accrued interest of $15,000 and $1,000, respectively.

The Notes are unsecured and mature on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and require monthly principal payments of approximately 5% of the accreted balance beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. The Notes bear interest at a rate of 9.0% per annum. Interest due under the terms of the Notes may be paid in cash or, up to and including March 31, 2019, can be accrued and added to the outstanding principal and accrued interest due and payable under the terms of the Notes. All amounts due and payable under the terms of the Notes are guaranteed by NDS and iSatori, the wholly-owned subsidiaries of the Company.

NOTE 7 - RIGHT OF USE ASSETS AND LIABILITIES

In prior years, the Company entered into several non-cancellable leases for its office facilities and equipment. The lease agreements range from 36 months to 84 months, and require monthly payments ranging between $200 and $7,000 through October 2024. On January 1, 2019, the Company adopted ASU 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the leases as operating leases and determined that the fair value of the lease assets and liability at the inception of the leases was $480,000 using a discount rate of 9%.

During the six months ended June 30, 2019, the Company made payments of $46,000 towards the lease liability. As of June 30, 2019, lease liability amounted to $297,000. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the six months ended June 30, 2019 was $47,000. The right-of-use asset at June 30, 2019 was $293,000, net of amortization of $187,000.

Six Months Ended
Lease Cost	June 30, 2019

Operating lease cost (included in general and administrative in the Company's unaudited
and consolidated statement of operations)	$50,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$-
Weighted Average remaining lease term - operating leases (in years)	5.3
Average discount rate - operating leases	9%

Operating Leases	At June 30, 2019
Long-term right-of-use assets	$293,000
Short-term operating lease liabilities	$70,000
Long-term operating lease liabilities	227,000
Total operating lease liabilities	$297,000

Maturities of the Company's lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 6 months)	$59,000
2020	67,000
2021	67,000
2022	67,000
2023	61,000
Less: Imputed interest/present value discount	(24,000)
Present value of lease liabilities	$297,000

NOTE 8 - EQUITY

Common Stock

a.
Common Stock Issued for Services

The Company is authorized to issue 15 million shares of Common Stock, par value $0.01 per share, of which 1,015,120 shares of Common Stock were issued and outstanding as of June 30, 2019.

During the six-month period ended June 30, 2019, the Company issued 2,415 shares of Common Stock with a fair value of $15,000 to directors for services rendered. The shares were valued at their respective dates of issuance.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period of six years. During the six months ended June 30, 2019, the Company recorded compensation expense of $24,000 to amortize the fair value of these restricted common shares based upon the prorated derived service period.

During the six month period ended June 30, 2018, the Company issued 31,625 shares of Common Stock with a fair value of $98,000 to employees and directors for services rendered. The shares were valued at their respective dates of issuance.

b.
Repurchase of Common Stock

In April 2019, the Company purchased 99,238 shares of Common Stock for the aggregate purchase price of $566,000, of which $471,000 was paid as of June 30, 2019 and the remaining $94,000 remains unpaid and was recorded as part of accrued expenses and other liabilities in the accompanying balance sheet until such amounts are claimed by the shareholders. The Company is accounting for these shares as treasury stock.

Options

Information regarding options outstanding as of June 30, 2019 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Life (Years)
Outstanding, December 31, 2018	154,521	$13.10	5.69
Issued	8,000	6.85	4.26
Exercised	-
Forfeited	(11,500)	22.50
Outstanding, June 30, 2019	151,021	$12.05	5.52

	Outstanding			Exercisable

Exercise Price Per share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80- $23.00	144,580	5.56	$8.75	83,372	$12.66
$23.10 - $144.34	6,441	4.47	$85.99	6,441	$85.99
	151,021	5.52	$12.05	89,813	$17.92

During the six-month periods ended June 30, 2019 and 2018, the Company recognized compensation expense of $71,000 and $19,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of June 30, 2019 amounted to $560,000. Future unamortized compensation expense on the unvested outstanding options at June 30, 2019 amounted to $93,000, which will be recognized through October 2020.

Warrants

Total outstanding warrants to purchase shares of Company Common Stock as of June 30, 2019 and December 31, 2018 amounted to 39,130 shares. Total intrinsic value as of June 30, 2019 amounted to $182,000.

During the period ended June 30, 2019, no warrants were granted and no warrants expired unexercised.

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

On February 19, 2015, this matter was transferred to the Central District of California to the Honorable Manuel Real. Judge Real had previously issued an order dismissing a similar lawsuit that had been filed by the same lawyer who represents the plaintiffs in the Ryan matter. The United States Court of Appeals reversed part of the dismissal issued by Judge Real and remanded the case back down to the district court for further proceedings. As a result, the parties in the Ryan matter issued a joint status report and that matter is again active. However, on June 14, 2019, the Central District of California issued an order staying the Ryan matter pending the second appeal of a previously filed related case captioned O’Toole, et al., v. Gencor Nutrients Inc. et al., Case No.:2:12-cv-03754.

During the six months ended June 30, 2019, the Company settled a trademark infringement suit resulting in a gain of $142,000.

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

All share and per share amounts have been retroactively adjusted to reflect the 1-for-10 aspect of the Reverse/Forward Split.

Results of Operations

Comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	Change		June 30, 2019	June 30, 2018	Change
Revenue	$4,618,000	$4,379,000	$239,000	5%	$10,496,000	$8,993,000	$1,503,000	17%
Cost of goods sold	(2,764,000)	(2,573,000)	(191,000)	7%	(6,101,000)	(5,271,000)	(830,000)	16%
Gross profit	1,854,000	1,806,000	48,000	3%	4,395,000	3,722,000	673,000	18%
Operating expenses	(1,425,000)	(1,592,000)	167,000	-10%	(2,764,000)	(3,270,000)	506,000	-15%
Income from operations	429,000	214,000	215,000	100%	1,631,000	452,000	1,179,000	261%
Other expense (income)	(124,000)	44,000	(168,000)		(109,000)	64,000	(173,000)
Provision for income tax	6,000	-	6,000		6,000	-	6,000
Net income	$547,000	$170,000	$377,000	222%	$1,734,000	$388,000	$1,346,000	347%

Net Sales.  Revenue for the three months ended June 30, 2019 increased 5% to $4,618,000 as compared to $4,379,000 for the three months ended June 30, 2018. Revenue for the six months ended June 30, 2019 increased 17% to $10,496,000 as compared to $8,993,000 for the six months ended June 30, 2018. Revenue for the three- and six-month periods ended June 30, 2019 compared to the prior three- and six-month periods, in part, reflects stabilizing trends in our wholesale business and growth in our online direct-to-consumer offering.

Online revenue during the three months ended June 30, 2019 was approximately 13.5% of total revenue, compared to roughly 4.5% of total revenue during the same three-month period in 2018. Online revenue during the six months ended June 30, 2019 was approximately 11.5% of total revenue, compared to roughly 2.8% of total revenue in the same three-month period during 2018.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2019 increased to $2,764,000 as compared to $2,573,000 for the three months ended June 30, 2018. Cost of goods sold for the six months ended June 30, 2019 increased to $6,101,000 as compared to $5,271,000 for the six months ended June 30, 2018.  The increase during the three- and six-month period is principally attributable to higher revenue.

Gross Profit Margin.  Gross profit for the three months ended June 30, 2019 increased to $1,854,000 as compared to $1,806,000 for the three months ended June 30, 2018. Gross profit for the six months ended June 30, 2019 increased to $4,395,000 as compared to $3,722,000 for the six months ended June 30, 2018. The increase during the three- and six- month period is principally attributable to higher revenue.

Gross margin for the three months ended June 30, 2019 declined to 40.1% compared to 41.2% during the same period last year. The decline was primarily attributable to greater promotional activity in our iSatori wholesale business, partially offset by an increase in higher margin online revenue. Gross margin for the six months ended June 30, 2019 was 41.9% compared to 41.4% for the same period last year. The increase was primarily attributable to the increase in higher margin online revenue.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2019 decreased to $796,000 as compared to $856,000 for the three months ended June 30, 2018. For the six-month period ended June 30, 2019, general and administrative expense declined to $1,570,000, from $1,709,000 during the same period in the prior year. The decreases in both the three- and six- month periods ended June 30, 2019 reflect initiatives the Company put in place during 2018 to reduce operating expense.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2019 decreased to $616,000 as compared to $718,000 for the three months ended June 30, 2018. Selling and marketing expense for the six months ended June 30, 2019 decreased to $1,166,000 as compared to $1,523,000 for the six months ended June 30, 2018. The decreases in both the three- and six-month periods ended June 30, 2019 reflect efforts to reduce and optimize our sales and marketing expense.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2019 decreased to $13,000 as compared to $18,000 for the three months ended June 30, 2018.  Depreciation and amortization for the six months ended June 30, 2019 decreased to $28,000 as compared to $38,000 for the six months ended June 30, 2018. The decrease in both periods was primarily attributable to a decrease in amortization expense due to the write-off of certain intangible assets during the fourth quarter of 2018.

Net Income.  We generated net income of $547,000 for the three-month period ended June 30, 2019 as compared to net income of $170,000 for the three months ended June 30, 2018. We generated a net income of $1,734,000 for the six-month period ended June 30, 2019 as compared to a net income of $388,000 for the six months ended June 30, 2018. The increase in net income for the three- and six-month periods ended June 30, 2019 compared to the same periods in 2018 was primarily attributable to higher revenue, lower operating expense, and reduced interest expense. In addition, a gain from a legal settlement boosted net income during the second quarter by $142,000.

Liquidity and Capital Resources

At June 30, 2019, we had positive working capital of approximately $3,112,000, compared to $1,890,000 at December 31, 2018. Our principal sources of liquidity at June 30, 2019 consisted of $917,000 of cash and $3,220,000 from accounts receivable.

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s CEO, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000 (collectively, the “Notes”). As of June 30, 2019, the aggregate balance of the Notes amounted to $693,000 including accrued interest of $15,000

The Notes are unsecured and mature on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and require monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. The Notes bear interest at a rate of 9.0% per annum. Interest due under the terms of the Notes may be paid in cash or, up to and including March 31, 2019, can be accrued and added to the outstanding principal and accrued interest due and payable under the terms of the Notes. All amounts due and payable under the terms of the Notes are guaranteed by NDS and iSatori, the wholly-owned subsidiaries of the Company.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company has also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees. The Company currently anticipates that cash derived from operations and existing cash resources, including the cash received by the Company as a result of the recent financing will be sufficient to provide for the Company’s liquidity for the next twelve months.

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

Cash Provided by Operations.  Our cash provided by operating activities for the six months ended June 30, 2019 was $988,000, as compared to $882,000 for the six months ended June 30, 2018.

Cash Provided by Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2019 was $0, as compared to $2,000 provided by investing activities for the six months ended June 30, 2018.

Cash Used in Financing Activities. Cash used in financing activities for the six months ended June 30, 2019 was $(330,000) as compared to cash used in financing activities of $(1,206,000) during the six months ended June 30, 2018. The primary difference between the 2019 and 2018 periods was the payoff of all amounts owed under a prior credit agreement during the six months ended June 30, 2018.

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

Goodwill

The Company had goodwill with a carrying value of $225,000 as of June 30, 2019 and December 31, 2018, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

As of June 30, 2019 and December 31, 2018, there were no indicators of impairment for the recorded goodwill of $225,000.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2019. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2019. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018.

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

On February 19, 2015 this matter was transferred to the Central District of California to the Honorable Manuel Real. Judge Real had previously issued an order dismissing a similar lawsuit that had been filed by the same lawyer who represents the plaintiffs in the Ryan matter. The United States Court of Appeals reversed part of the dismissal issued by Judge Real and remanded the case back down to the district court for further proceedings. As a result, the parties in the Ryan matter issued a joint status report and that matter is again active. However, on June 14, 2019, the Central District of California issued an order staying the Ryan matter pending the second appeal of a previously filed related case captioned O’Toole, et al., v. Gencor Nutrients Inc. et al., Case No.:2:12-cv-03754.

During the six months ended June 30, 2019, the Company settled a trademark infringement suit resulting in a gain of $142,000.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 22, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2019, there are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six-month period ended June 30, 2019.

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

Registrant Date: August 9, 2019	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Director (Principal Executive Officer)

Registrant Date: August 9, 2019	FitLife Brands, Inc. By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)