Form 10-Q
period 2019-09-30
FITLIFE BRANDS, INC.
filed 2019-11-12
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 7, 2019, a total of 933,305 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “proposed”, “intended”, or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

-ii-

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2019	2018
ASSETS: CURRENT ASSETS
Cash	$557,000	$259,000
Accounts receivable, net of allowance of doubtful accounts, product returns,
sales returns and incentive programs of $290,000 and $455,000, respectively	3,170,000	1,433,000
Inventories, net of allowance for obsolescence of $143,000 and $107,000, respectively	2,482,000	3,523,000
Prepaid expenses and other current assets	63,000	223,000
Total current assets	6,272,000	5,438,000

Property and equipment, net	148,000	189,000
Right of use asset, net of amortization of $203,000	277,000	-
Goodwill	225,000	225,000
Security deposits	10,000	10,000
TOTAL ASSETS	$6,932,000	$5,862,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,033,000	$2,628,000
Accrued expenses and other liabilities	957,000	420,000
Lease liability - current portion	58,000	-
Notes payable - related parties	-	500,000
Total current liabilities	3,048,000	3,548,000

LONG-TERM LEASE LIABILITY, net of current portion	219,000	-

TOTAL LIABILITIES	3,267,000	3,548,000

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding as of September 30, 2019 and December 31, 2018
Preferred stock Series A Preferred, $0.01 par value 1,000 shares authorized; 600
and 600 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $.01 par value, 15,000,000 shares authorized; 933,305 and 1,111,943
issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	11,000	11,000
Treasury stock, 181,454 shares	(1,385,000)	-
Additional paid-in capital	32,218,000	32,107,000
Accumulated deficit	(27,179,000)	(29,804,000)
Total stockholders' equity	$3,665,000	$2,314,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,932,000	$5,862,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

Revenue	$5,316,000	$4,583,000	$15,812,000	$13,576,000

Cost of goods sold	3,063,000	2,831,000	9,163,000	8,102,000
Gross profit	2,253,000	1,752,000	6,649,000	5,474,000

OPERATING EXPENSES:
General and administrative	782,000	784,000	2,352,000	2,493,000
Selling and marketing	583,000	547,000	1,749,000	2,070,000
Depreciation and amortization	12,000	16,000	40,000	54,000
Total operating expenses	1,377,000	1,347,000	4,141,000	4,617,000
OPERATING INCOME	876,000	405,000	2,508,000	857,000

OTHER EXPENSES (INCOME)
Interest expense	14,000	39,000	47,000	104,000
Other income	-	1,000	-	-
Gain on settlement	(29,000)	-	(171,000)	-
Total other expense (income)	(15,000)	40,000	(124,000)	104,000

NET INCOME BEFORE INCOME TAXES	891,000	365,000	2,632,000	753,000

INCOME TAXES	-	-	7,000	-

NET INCOME	891,000	365,000	2,625,000	753,000

PREFERRED STOCK DIVIDEND	(19,000)	-	(37,000)	-

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 872,000	$365,000	$2,588,000	$753,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$0.87	$0.33	$2.46	$0.69

Diluted	$0.72	$0.31	$2.08	$0.65

Basic weighted average common shares	1,001,715	1,100,786	1,053,292	1,089,659

Diluted weighted average common shares	1,207,024	1,173,642	1,241,875	1,166,602

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

						Additional
	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED SEPTEMBER 30, 2019

JUNE 30, 2019	600	$-	1,015,120	$11,000	$(566,000)	$32,199,000	$(28,070,000)	$3,574,000
Fair value of common stock issued for services			401			4,000		4,000
Repurchase of common stock	-	-	(82,216)	-	(819,000)	-		(819,000)
Dividends payments on preferred stock				-		(19,000)	-	(19,000)
Fair value of vested common shares and options issued for services						34,000		34,000
Net income						-	891,000	891,000

SEPTEMBER 30, 2019	600	-	933,305	$11,000	$(1,385,000)	$32,218,000	$(27,179,000)	$3,665,000

THREE MONTHS ENDED SEPTEMBER 30, 2018

JUNE 30, 2018	-	$-	1,099,796	$11,000	$-	$31,227,000	$(29,820,000)	$1,418,000
Fair value of common stock issued for services			8,659	-		37,000		37,000
Fair value of vested common shares and options issued for services						66,000		66,000
Net income						-	365,000	365,000

SEPTEMBER 30, 2018	-	-	1,108,455	$11,000	-	$31,330,000	$(29,455,000)	$1,886,000

NINE MONTHS ENDED SEPTEMBER 30, 2019

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services			2,816	-		43,000		43,000
Repurchase of common stock	-	-	(181,454)	-	(1,385,000)	-		(1,385,000)
Dividends payments on preferred stock				-		(37,000)		(37,000)
Fair value of vested common shares and options issued for services						105,000		105,000
Net income						-	2,625,000	2,625,000

SEPTEMBER 30, 2019	600	-	933,305	$11,000	(1,385,000)	$32,218,000	$(27,179,000)	$3,665,000

NINE MONTHS ENDED SEPTEMBER 30, 2018

DECEMBER 31, 2017		$-	1,068,171	$11,000	$-	$31,113,000	$(30,208,000)	$913,000
Fair value of common stock issued for services			40,284	-		132,000		135,000
Fair value of vested common shares and options issued for services						85,000		85,000
Net income						-	753,000	753,000

SEPTEMBER 30, 2018	-	-	1,108,455	$11,000	-	$31,330,000	$(29,455,000)	$1,886,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	(Unaudited)
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,625,000	$753,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,000	54,000
Decrease in allowance for sales returns and doubtful accounts	(166,000)	(557,000)
Increase (decrease) in allowance for inventory obsolescence	36,000	(42,000)
Common stock issued for services	55,000	136,000
Fair value of options issued for services	94,000	85,000
Gain on disposal of assets	-	34,000
Right of use asset - amortization	66,000	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,572,000)	1,829,000
Accounts receivable - factored	-	(2,458,000)
Inventories	1,005,000	(33,000)
Prepaid expenses	160,000	(14,000)
Customer note receivable	-	5,000
Security deposits	-	12,000
Accounts payable	(595,000)	(103,000)
Accrued liabilities and other liabilities	41,000	(19,000)
Right of use asset - lease liability	(65,000)	-
Net cash provided by (used in) operating activities	1,724,000	(318,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	-	4,000
Net cash provided by investing activities	-	4,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related party	300,000	-
Dividend payments on preferred stock	(37,000)	-
Secured payable to factor	-	1,950,000
Repurchases of common stock	(889,000)	-
Repayment of line of credit	-	(1,950,000)
Repayments of term loan	-	(415,000)
Repayments of notes payable	(800,000)	-
Net cash used in financing activities	(1,426,000)	(415,000)

INCREASE IN CASH	298,000	(729,000)
CASH, BEGINNING OF PERIOD	259,000	1,262,000
CASH, END OF PERIOD	$557,000	$533,000

Supplemental disclosure operating activities
Cash paid for interest	$47,000	$104,000

Non-cash investing and financing activities
Recording of lease asset and liability upon adoption of ASU-2016-02	$343,000	$-
Accrued liability for stock buyback	$496,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock trades under the symbol “FTLF” on the OTC: PINK market.

Recent Developments

Line of Credit Agreement

 On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank (the "Lender") providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company.

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty.

The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately.

Repayment of Outstanding Notes

On September 24, 2019, the Company repaid all outstanding balances due on certain promissory notes issued to Sudbury Capital Fund, LP ("Sudbury") and Dayton Judd, the Company’s Chairman and Chief Executive Officer (the “Notes”), in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. Mr. Judd is the managing partner of Sudbury. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018 providing for maximum borrowings of up to $600,000.

Amendment of Share Repurchase Plan

On September 23, 2019, the Company's Board of Directors (the "Board") approved an amendment the Company’s share repurchase program as approved on August 16, 2019, pursuant to which the Board authorized management to repurchase up to $500,000 of the Company's common stock, par value $0.01 per share ("Common Stock"), over the next 24 months (the "Share Repurchase Program"), which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. The Board approved an amendment to the Share Repurchase Program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

The Company intends to conduct its Share Repurchase Program in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases may be made at management's discretion from time to time in the open market or through privately negotiated transactions. The Company may suspend or discontinue the Share Repurchase Program at any time, and may thereafter reinstitute purchases, all without prior announcement.

During the quarter ended September 30, 2019, the Company repurchased 82,216 shares of Common Stock, or approximately 8% of the issued and outstanding shares of the Company, through both open market and private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
July 2019	-	-	-	-
August 2019	-	-	-	$500,000
September 2019	82,216	$9.96	82,216	$181,000
Subtotal	82,216	$9.96	82,216

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 22, 2019.

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

These estimates and assumptions also affect the reported amounts of accounts receivable, inventories, goodwill, revenue, costs and expense and valuations of long-term assets, realization of deferred tax assets and fair value of equity instruments issued for services during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income available to common shareholders	$872,000	$365,000	$2,588,000	$753,000
Weighted average common shares - basic	1,001,715	1,100,786	1,053,292	1,089,659
Dilutive effect of outstanding warrants and stock options	205,309	72,856	188,583	76,943
Weighted average common shares - diluted	1,207,024	1,173,642	1,241,875	1,166,602

Net income per common share:
Basic	$0.87	$0.33	$2.46	$0.69
Diluted	$0.72	$0.31	$2.08	$0.65

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

Goodwill

The Company had goodwill of $225,000 as of September 30, 2019 and December 31, 2018, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

As of September 30, 2019 and December 31, 2018, there were no indicators of impairment for the recorded goodwill of $225,000, respectively.

 Customer Concentration

Gross sales prior to reduction for vendor funded discounts and coupons to GNC during the nine-month periods ended September 30, 2019 and 2018 were $13,599,000 and $12,732,000, respectively, representing 77% and 79% of total gross revenue, respectively.

Gross accounts receivable attributable to GNC as of September 30, 2019 and September 30, 2018 were $2,992,000 and $3,359,000, respectively, representing 88% and 88% of the Company’s total accounts receivable balance, respectively.

For the quarters ended September 30, 2019 and 2018, online sales accounted for 12% and 6% of the Company’s net revenue, respectively.

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

Income Taxes

As of September 30, 2019, the Company had Federal net operating loss (“NOL”) carry forwards available to offset future taxable income of approximately $26.6 million, subject to Internal Revenue Service  (“IRS”) statutory limitations.

As a result of the Company’s significant NOL, with projected $2.6 million utilized as of September 30, 2019, there was no provision for income tax recorded during the period ended September 30, 2019.

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the limitations related to Internal Revenue Code and the Company’s lack of a prolonged history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of September 30, 2019 and December 31, 2018.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,
	2019	December 31,
	(unaudited)	2018
Finished goods	$2,106,000	$3,168,000
Components	519,000	462,000
Allowance for obsolescence	(143,000)	(107,000)
Total	$2,482,000	$3,523,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2019 and December 31, 2018 were as follows:

	September 30,
	2019	December 31,
	(unaudited)	2018
Equipment	$902,000	$902,000
Accumulated depreciation	(754,000)	(713,000)
Total	$148,000	$189,000

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $40,000 and $54,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable – Related Parties

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s CEO, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000 which was outstanding at December 31, 2018. During the nine months ended September 30, 2019, an additional $300,000 was advanced to the Company, resulting in aggregate borrowings of $600,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000 (collectively, the “Notes”). On September 24, 2019, the Company repaid all outstanding balances due under the terms of the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018 providing for maximum borrowings of up to $600,000.

As of September 30, 2019 and December 31, 2018, the aggregate balance of the Notes amounted to $0 and $501,000, respectively, including accrued interest of $0 and $1,000, respectively.

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

During the nine months ended September 30, 2019, the Company made payments of $71,000 towards the lease liability. As of September 30, 2019, lease liability amounted to $277,000. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the nine months ended September 30, 2019 was $71,000. The right-of-use asset at September 30, 2019 was $277,000, net of amortization of $203,000.

Nine Months Ended
Lease Cost	September 30, 2019

Operating lease cost (included in general and administrative in the Company's unaudited
condensed and consolidated statements of operations)	$66,000

Other Information:
Cash paid for amounts included in the measurement of lease liabilities for the third quarter 2019	$-
Weighted average remaining lease term - operating leases (in years)	5.1
Average discount rate - operating leases	9%

Operating Leases	At September 30, 2019
Long-term right-of-use assets	$277,000
Short-term operating lease liabilities	$58,000
Long-term operating lease liabilities	219,000
Total operating lease liabilities	$277,000

Maturities of the Company's lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 3 months)	$29,000
2020	67,000
2021	67,000
2022	67,000
2023	61,000
Less: Imputed interest/present value discount	(14,000)
Present value of lease liabilities	$277,000

NOTE 8 - EQUITY

Preferred Stock

During the nine-month period ended September 30, 2019, the Company paid dividends to holders of shares of the Company's Series A Convertible Preferred Stock in cash, in the aggregate amount of $37,000.

Common Stock

a.	Common Stock Issued for Services

The Company is authorized to issue 15.0 million shares of Common Stock, par value $0.01 per share, of which 933,305 shares of Common Stock were issued and outstanding as of September 30, 2019.

During the nine-month period ended September 30, 2019, the Company issued 2,816 shares of Common Stock with a fair value of $43,000 to directors for services rendered. The shares were valued at their respective dates of issuance.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period of nine years. During the nine months ended September 30, 2019, the Company recorded compensation expense of $36,000 to amortize the fair value of these shares of restricted Common Stock based upon the prorated derived service period.

During the nine-month period ended September 30, 2018, the Company issued 40,284 shares of Common Stock with a fair value of $128,000 to employees and directors for services rendered. The shares were valued at their respective dates of issuance.

b.	Repurchase of Common Stock

During the nine-month period ended September 30, 2019, including the effect of the Reverse/Forward split implemented in April 2019, the Company purchased 181,454 shares of Common Stock for the aggregate purchase price of $1,385,000, of which $889,000 was paid as of September 30, 2019 and the remaining $496,000 was unpaid and was recorded as part of accrued expenses and other liabilities in the accompanying balance sheet. The Company is accounting for these shares as treasury stock.

c.	Share Repurchase Program

On August 16, 2019, the Company’s Board of Directors approved the repurchase of up to $500,000 of the Company’s Common Stock over the next 24 months (the “Share Repurchase Program”). The Board approved an amendment to the Share Repurchase Program on September 23, 2019 to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

During the quarter ended September 30, 2019, the Company repurchased 82,216 shares of Common Stock, or approximately 8% of the issued and outstanding shares of the Company, through both open market and private transactions for the aggregate purchase price of $819,000.

d.	Reverse/Forward Split

On April 11, 2019, the Company filed two Certificates of Change with the Secretary of State of the State of Nevada, the first to effect a reverse stock split of both the Company’s issued and outstanding and authorized common stock, par value $0.01 per share (“Common Stock”), at a ratio of 1-for-8,000 (the “Reverse Split”), and the second to effect a forward stock split of both the Company’s issued and outstanding and authorized Common Stock at a ratio of 800-for-1 (the “Forward Split”, and together with the Reverse Split, the “Reverse/Forward Split”). The Reverse/Forward Split became effective, and the Company’s Common Stock began trading on a post-split basis, on Tuesday, April 16, 2019.

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

Options

Information regarding options outstanding as of September 30, 2019 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Life (Years)
Outstanding, December 31, 2018	154,521	$13.10	5.69
Issued	8,000	6.85	4.26
Exercised	-
Forfeited	(13,236)	26.26
Outstanding, September 30, 2019	149,285	$11.76	5.29

	Outstanding			Exercisable

Exercise Price Per share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$$2.80- 23.00	143,710	5.33	$8.72	83,372	$12.66
$$23.10 - 144.34	5,575	4.02	$90.20	5,575	$90.20
	149,285	$5.29	$11.76	$88,947	$17.52

During the nine-month periods ended September 30, 2019 and 2018, the Company recognized compensation expense of $94,000 and $33,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of September 30, 2019 amounted to $651,000. Future unamortized compensation expense on the unvested outstanding options at September 30, 2019 amounted to $69,000, which will be recognized through October 2020.

Warrants

Total outstanding warrants to purchase shares of Company Common Stock as of September 30, 2019 and December 31, 2018 amounted to 39,130 shares. Total intrinsic value as of September 30, 2019 amounted to $219,000.

During the period ended September 30, 2019, no warrants were granted and no warrants expired unexercised.

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

On September 27, 2019 the parties entered into a confidential settlement agreement whereby Plaintiffs agreed to dismiss their claims against NDS, with prejudice.  On October 4, 2019 this matter was dismissed, with prejudice.

During the nine months ended September 30, 2019, the aggregate impact of all legal settlements was a gain of $171,000.

NOTE 10 – SUBSEQUENT EVENTS

On November 6, 2019, the Company’s Board of Directors amended the previously approved Share Repurchase Program to increase the amount of authorized repurchases to $2.5 million.  All other terms of the Share Repurchase Program remain unchanged.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock trades under the symbol “FTLF” on the OTC: PINK market.

Recent Developments

Line of Credit Agreement

 On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank (the "Lender") providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit, which remains undrawn to date, is secured by all assets of the Company.

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty.

The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately.

Repayment of Outstanding Notes

On September 24, 2019, the Company repaid all outstanding balances due on certain promissory notes issued to Sudbury Capital Fund, LP ("Sudbury") and Dayton Judd, the Company’s Chair and Chief Executive Officer (the “Notes”), in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. Mr. Judd is the managing partner of Sudbury. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018 providing for maximum borrowings of up to $600,000.

Amendment of Share Repurchase Plan

On September 23, 2019, the Company's Board of Directors (the "Board") approved an amendment the Company’s share repurchase program as approved on August 16, 2019, pursuant to which the Board authorized management to repurchase of up to $500,000 of the Company's common stock, par value $0.01 per share ("Common Stock"), over the next 24 months (the "Share Repurchase Program"), which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. The Board approved an amendment to the Share Repurchase Program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

The Company intends to conduct its Share Repurchase Program in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases may be made at management's discretion from time to time in the open market or through privately negotiated transactions. The Company may suspend or discontinue the Share Repurchase Program at any time, and may thereafter reinstitute purchases, all without prior announcement.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	Change		September 30, 2019	September 30, 2018	Change
Revenue	$5,316,000	$4,583,000	$733,000	16%	$15,812,000	$13,576,000	$2,236,000	16%
Cost of goods sold	(3,063,000)	(2,831,000)	(232,000)	8%	(9,163,000)	(8,102,000)	(1,061,000)	13%
Gross profit	2,253,000	1,752,000	501,000	29%	6,649,000	5,474,000	1,175,000	21%
Operating expenses	(1,377,000)	(1,347,000)	(30,000)	2%	(4,141,000)	(4,617,000)	476,000	-10%
Income (loss) from operations	876,000	405,000	471,000	116%	2,508,000	857,000	1,651,000	193%
Other expense (income)	(15,000)	40,000	(55,000)		(124,000)	104,000	(228,000)
Provision for income tax	-	-	-		7,000	-	7,000
Net income (loss)	$891,000	$365,000	$526,000	144%	$2,625,000	$753,000	$1,872,000	249%

Net Sales.  Revenue for the three months ended September 30, 2019 increased 16% to $5,316,000 as compared to $4,583,000 for the three months ended September 30, 2018. Revenue for the nine months ended September 30, 2019 increased 16% to $15,812,000 as compared to $13,576,000 for the nine months ended September 30, 2018. Revenue for the three- and nine-month periods ended September 30, 2019 compared to the prior three- and nine-month periods, in part, reflects improvements in our wholesale business and growth in our online direct-to-consumer offering.

Online revenue during the three months ended September 30, 2019 was approximately 12% of total revenue, compared to roughly 6% of total revenue during the same three-month period in 2018. Online revenue during the nine months ended September 30, 2019 was approximately 12% of total revenue, compared to roughly 4% of total revenue in the same nine-month period during 2018. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2019 increased to $3,063,000 as compared to $2,831,000 for the three months ended September 30, 2018. Cost of goods sold for the nine months ended September 30, 2019 increased to $9,163,000 as compared to $8,102,000 for the nine months ended September 30, 2018.  The increase during the three- and nine-month period is principally attributable to higher revenue.

Gross Profit.  Gross profit for the three months ended September 30, 2019 increased to $2,253,000 as compared to $1,752,000 for the three months ended September 30, 2018. Gross profit for the nine months ended September 30, 2019 increased to $6,649,000 as compared to $5,474,000 for the nine months ended September 30, 2018. The increase during the three- and nine-month period is principally attributable to higher revenue.

Gross margin for the three months ended September 30, 2019 increased to 42.4% compared to 38.2% during the same period last year. The increase was primarily attributable to product mix and higher online sales volumes. Gross margin for the nine months ended September 30, 2019 was 42.1% compared to 40.3% for the same period last year. The increase was primarily attributable to the increase in higher margin online revenue relative to gross margins attributable to revenue derived from the Company’s wholesale distribution channels.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2019 decreased to $782,000 as compared to $784,000 for the three months ended September 30, 2018. For the nine-month period ended September 30, 2019, general and administrative expense declined to $2,352,000, from $2,493,000 during the same period in the prior year. The decreases in both the three- and nine- month periods ended September 30, 2019 reflect initiatives the Company put in place during 2018 to reduce operating expense.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2019 increased to $583,000 as compared to $547,000 for the three months ended September 30, 2018. Selling and marketing expense for the nine months ended September 30, 2019 decreased to $1,749,000 as compared to $2,070,000 for the nine months ended September 30, 2018. The changes in both the three- and nine-month periods ended September 30, 2019 reflect management's efforts to optimize our sales and marketing expense and reduce spending on activities that fail to generate an acceptable amount of incremental revenue.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2019 decreased to $12,000 as compared to $16,000 for the three months ended September 30, 2018.  Depreciation and amortization expense for the nine months ended September 30, 2019 decreased to $40,000 as compared to $54,000 for the nine months ended September 30, 2018. The decrease in both periods was primarily attributable to a decrease in depreciation expense due to the write-off of certain fixed assets during the third quarter of 2018.

Net Income.  We generated net income of $891,000 for the three-month period ended September 30, 2019 as compared to net income of $365,000 for the three months ended September 30, 2018. We generated a net income of $2,625,000 for the nine-month period ended September 30, 2019 as compared to a net income of $753,000 for the nine months ended September 30, 2018. The increase in net income for the three- and nine-month periods ended September 30, 2019 compared to the same periods in 2018 was primarily attributable to a combination of higher revenue, lower operating expense, reduced interest expense, and legal settlements.

Liquidity and Capital Resources

At September 30, 2019, we had positive working capital of approximately $3,224,000, compared to $1,890,000 at December 31, 2018. Our principal sources of liquidity at September 30, 2019 consisted of $557,000 of cash and $3,170,000 from accounts receivable.

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s CEO, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000 (collectively, the “Notes”). On September 24, 2019, the Company repaid all outstanding balances due on the Notes including accrued but unpaid interest thereon, of $615,000.

On September 24, 2019, the Company entered into entered into the Line of Credit Agreement with the Lender providing the Company with a $2.5 million revolving line of credit. The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the Maturity Date, or unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company.

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company has also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees. The Company currently anticipates that cash derived from operations and existing cash resources, along with available borrowings under the new Line of Credit, will be sufficient to provide for the Company’s liquidity for the next twelve months.

The Company is dependent on cash flow from operations and amounts available under the Line of Credit to satisfy its working capital requirements. No assurances can be given that cash flow from operations and/or the Line of Credit will be sufficient to provide for the Company’s liquidity for the next twelve months. Should the Company be unable to generate sufficient revenue in the future to achieve positive cash flow from operations, and/or should capital be unavailable under the terms of the Line of Credit, additional working capital will be required. Management currently has no intention to raise additional working capital through the sale of equity or debt securities and believes that the cash flow from operations and available borrowings under the Line of Credit will provide sufficient capital necessary to operate the business over the next twelve months. In the event the Company fails to achieve positive cash flow from operations, additional capital is unavailable under the terms of the Line of Credit, and management is otherwise unable to secure additional working capital through the issuance of equity or debt securities, the Company’s business would be materially and adversely harmed.

Cash Provided by (Used in) Operations.  Our cash provided by (used in) operating activities for the nine months ended September 30, 2019 was $1,724,000, as compared to $(318,000) for the nine months ended September 30, 2018.

Cash Provided by Investing Activities.  Cash provided by investing activities for the nine months ended September 30, 2019 was $0, as compared to $4,000 provided by investing activities for the nine months ended September 30, 2018.

Cash Used in Financing Activities. Cash used in financing activities for the nine months ended September 30, 2019 was $(1,426,000) as compared to cash used in financing activities of $(415,000) during the nine months ended September 30, 2018.

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

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, “Summary of Significant Accounting Policies”.

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

  These estimates and assumptions also affect the reported amounts of accounts receivable, inventories, goodwill, revenue, costs and expense and valuations of long-term assets, allowance for deferred tax assets and equity instruments issued for services during the reporting period. Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Goodwill

The Company had goodwill with a carrying value of $225,000 as of September 30, 2019 and December 31, 2018, respectively, as a result of the acquisition of NDS in October 2008. The Company adopted ASC Topic 350 – Goodwill and Other Intangible Assets. In accordance with ASC Topic 350, goodwill, which represents the excess of purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

As of September 30, 2019 and December 31, 2018, there were no indicators of impairment for the recorded goodwill of $225,000.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website www.sec.gov.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result, our financial results are not materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates although, as the geographical scope of our business broadens, we may do so in the future.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. The Company currently has a zero balance under its existing Line of Credit.

Investments of our existing cash balances in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income will vary due to changes in interest rates and we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2019. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2019. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018.

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

On September 27, 2019 the parties entered into a confidential settlement agreement whereby Plaintiffs agreed to dismiss their claims against NDS, with prejudice.  On October 4, 2019 this matter was dismissed, with prejudice.

During the nine months ended September 30, 2019, the aggregate impact of all legal settlements was a gain of $171,000.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 22, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 7, 2019, we have identified the following risk factor in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018:

Our Chair of the Board of Directors, Chief Executive Officer and significant shareholder may have certain personal interests that may affect the Company.

As a result of securities held by Sudbury Capital Fund, LP ("Sudbury") and Dayton Judd, the Company’s Chair of the Board of Directors and Chief Executive Officer, Mr. Judd may be deemed the beneficial owner of, in the aggregate, approximately 47.7% of the Company’s outstanding voting securities.  Consequently, Mr. Judd individually, and together with Sudbury, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business transactions requiring shareholder approval.  This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.  In addition, as a result of Mr. Judd’s position as Chair of the Board and Chief Executive Officer Mr. Judd and/or Sudbury may have the ability to exert influence over both the actions of the Board of Directors, as well as the execution of management’s plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2019, the Company repurchased 82,216 shares of Common Stock, or approximately 8% of the issued and outstanding shares of the Company, through both open market and private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
July 2019	-	-	-	-
August 2019	-	$-	-	$500,000
September 2019	82,216	$9.96	82,216	$181,000
Subtotal	82,216	$9.96	82,216

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine-month period ended September 30, 2019.

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

Registrant Date: November 12, 2019	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant Date: November 12, 2019	FitLife Brands, Inc. By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)