Form 10-K
period 2019-12-31
FITLIFE BRANDS, INC.
filed 2020-03-30
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,174,542.

As of March 26, 2020, there were 1,059,616 shares of common stock, $0.01 par value per share, issued and outstanding.

FITLIFE BR ANDS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019 and 2018

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

-ii-

PART I

ITEM 1.  BUSINESS

As used in this Annual Report, “we”, “us”, “our”, “FitLife”, “FitLife Brands”, the “Company” or “our company” refers to FitLife Brands, Inc. and all of its subsidiaries.

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition, PMD Sports, SirenLabs, CoreActive, and Metis Nutrition (together, “NDS Products”). In September 2015, the Company acquired iSatori, Inc. (“iSatori”) and as a result, the Company added three brands to its product portfolio, including iSatori, BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock currently trades under the symbol “FTLF” on the OTC: PINK market.

Recent Developments

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

Subsequent to the year ended December 31, 2019, the Company borrowed $2.5 million under the Line of Credit. The advance was intended to provide the Company with additional liquidity in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

Repayment of Outstanding Notes

 On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP ("Sudbury") in the principal amount of $600,000 (the “Sudbury Note”), with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Dayton Judd, the Company’s Chair of the Board and Chief Executive Officer, in the principal amount of $200,000 (the “Judd Note”) (together with the Sudbury Note, the “Notes”).

The Notes matured on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and required monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. Proceeds from the sale of the Notes, along with existing cash balances, were used to retire all outstanding indebtedness under the terms of a previous credit agreement, totaling approximately $590,000 at December 26, 2018.

On September 24, 2019, the Company repaid all outstanding balances due on the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. Mr. Judd is the managing partner of Sudbury. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018 providing for maximum borrowings of up to $600,000.

Amendment of Share Repurchase Plan

On September 23, 2019, the Company's Board of Directors (the "Board") approved an amendment to the Company’s share repurchase program as approved on August 16, 2019, pursuant to which the Board authorized management to repurchase up to $500,000 of the Company's Common Stock, over the next 24 months (the "Share Repurchase Program"), which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. The Board approved an amendment to the Share Repurchase Program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

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

During the year ended December 31, 2019, excluding the 99,238 shares repurchased for total consideration of $569,000 as a result of the Reverse/Forward Split, the Company repurchased 99,493 shares of Common Stock, or approximately 9% of the issued and outstanding shares of the Company, through both open market and private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
August 2019	-	$-	-	$500,000
September 2019	82,216	$9.96	82,216	$180,937
October 2019	-	$-	-	$180,937
November 2019	7,000	$13.35	7,000	$1,419,487
December 2019	10,277	$13.41	10,277	$1,281,717
Subtotal	99,493	$10.56	99,493

In addition, during the year ended December 31, 2019, the Company repurchased and retired 50 shares of Series A Preferred Stock as well as a warrant to acquire 3,260 shares of Common Stock.

Conversion of Series A Preferred Stock

On December 23, 2019, Sudbury voluntarily converted its 550 shares of Series A Preferred into Common Stock in accordance with the terms of the Series A Preferred Stock Certificate of Designations. In conjunction with the conversion, the Company issued to Sudbury a total of 123,222 shares of Common Stock and paid accrued dividends of $7,454. Following such conversion, no shares of Series A Preferred remain outstanding, and the Company has no further obligations under the Certificate of Designations, including the obligation to pay preferred dividends.

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

Our Products

                The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold both nationally and internationally. The Company currently markets approximately 70 different NDS Products to more than 900 GNC franchise locations located in the United States, as well as to over 1,000 additional franchise locations in more than 26 countries, both of which are distributed primarily through GNC’s distribution system. In addition, following the launch of Metis Nutrition, we distribute products through more than 2,800 corporate GNC stores in the United States, and with the completion of the Merger, we sell iSatori Products through more than 25,000 specialty, mass, and online retail locations. A complete product list is available on our websites at fitlifebrands.com, ndsnutrition.com, pmdsports.com, sirenlabs.com, coreactivenutrition.com, metisnutrition.com, and isatori.com.

NDS Products

The Company’s NDS Products include:

●
NDS – Innovative weight loss, general health and sports nutrition supplements – examples include Censor, Cardio Cuts and LipoRUSH XT;

●
PMD – Precision sports nutrition formulations for professional muscular development – examples include Amplify XL, Pump Fuel and Flex Stack;

●
Siren Labs – Weight loss and sports nutrition performance enhancing supplements for fitness enthusiasts – examples include Isolate, Ultrakarbs, NeuroLean, and Vaso-Vol;

●
Metis Nutrition – Multifaceted men’s health and weight loss formulations, including JXT5 and PyroStim.

  NDS Products also include innovative diet, health and sports nutrition supplements and related products marketed through its Core Active Nutrition product line (“Core Active”). Core Active products, which are sold exclusively online, provide essential support for accelerated fitness and nutrition goals.

 iSatori Products

iSatori Products include scientifically engineered nutritional products that are sold online as well as through multiple retail partners. iSatori Products include:

●
Sports Nutritionals: Products including Bio-Active Peptides (Bio-GroTM ), advanced creatine powder (Creatine A5X), and a natural testosterone booster (Isa-TestGFTM);

●
Energy Products: iSatori’s energy supplement, Energize, whose primary purpose is to safely “boost energy” through a combination of time-released caffeine, vitamins, and herbal formulations;

●
Meal Replacements: protein-based products related to health nutrition and performance, including iSatori’s 100% Bio-Active Whey, a premium protein blend with Bio-Active Peptides; and

●
Weight Loss Products: iSatori’s weight loss products are principally sold under the BioGenetic Laboratories brand, and include Forskolin Lean & ToneTM and hCG Alternative, as well as iSatori’s newest thermogenic, LIPO-DREXTM with C3G nutrient partitioning technology.

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

 Product Reformulations and New Product Identification

From time to time we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 11 new products during the year ended December 31, 2019, which included 6 completely new products, and 5 product reformulations and flavor extensions, and 18 new products during the year ended December 31, 2018, which included 6 completely new products, and 12 product reformulations and flavor extensions.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempt to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through more than 900 GNC franchise locations located throughout the United States. The Company also currently distributes NDS Products to over 1,000 GNC international franchise locations in more than 26 foreign countries. On May 1, 2014, the Company transitioned the majority of its distribution of NDS Products to GNC’s centralized distribution platform for all NDS Products, excluding protein products, which transitioned in mid-September 2014. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of NDS Products to individual franchise locations. For the years ended December 31, 2019 and 2018, the vast majority of NDS Product sales were through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally. In addition, we have recently relaunched our Core Active brand as a new online-exclusive brand. The GNC domestic franchise market remains a strong business and the core of our operations. Management is committed to continue to work collaboratively with GNC and its franchisees to build on our established track records of growth and innovation.

iSatori Products

iSatori Products are distributed directly to consumers through its websites, as well as through the specialty, drug and mass-market distribution channels. iSatori products are currently sold in over 25,000 retail locations.

In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s experienced sales employees and management to oversee the drug and mass-market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. In addition to the Company’s own online distribution direct to consumers, major iSatori customers include BodyBuilding.com, CVS, Europa Sports, GNC, Rite Aid, Vitamin Shoppe, Walgreens and Wal-Mart.

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

Competition

The nutrition industry is highly competitive, and the Company has many competitors that sell products similar to the Company’s products. Many of the Company’s competitors have significantly greater financial and human resources than our own. The Company seeks to differentiate its products and marketing from its competitors based on product quality, benefits, and functional ingredients. Patent and trademark applications that cover new formulas and embody new technologies are pursued whenever possible. While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

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

In addition, DSHEA provides that so-called “third-party literature”, for example a reprint of a peer-reviewed scientific publication linking a particular nutritional ingredient with health benefits, may be used in connection with the sale of a nutritional supplement to consumers without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not promote a particular manufacturer or brand of nutritional supplement; the literature must present a balanced view of the available scientific information on the nutritional supplement; if displayed in an establishment, the literature must be physically separate from the nutritional supplement; and the literature may not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating it with our products, and any dissemination could subject our products to regulatory action as an illegal drug. Moreover, any written or verbal representation by us that would associate a nutrient in a product that we sell with an effect on a disease will be deemed evidence of intent to sell the product as an unapproved new drug, a violation of the FDCA.

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

Patents, Trademarks and Proprietary Rights

The Company regards intellectual property, including its trademarks, service marks, website URLs (domains) and other proprietary rights, as valuable assets and part of its brand equity. The Company believes that protecting such intellectual property is crucial to its business strategy. The Company pursues registration of the registrable trademarks, service marks and patents, associated with its key products in the United States, Canada, Europe and other places it distributes its products.

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

Employees

We had 28 and 26 full-time employees as of December 31, 2019 and 2018, respectively. In addition, the Company retains consultants for certain services on an as needed basis. We consider our employee relations to be good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov.

Our Internet address is www.fitlifebrands.com. Information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) will be made available free of charge on www.fitlifebrands.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The Company was profitable during the years ended December 31, 2019 and 2018. However, we may not be able to achieve sustained profitability. Our failure to sustain profitability or effectively manage growth could result in continued net losses, and therefore negatively affect our financial condition.

               To achieve continual and consistent profitable operations, we must maintain growth in revenue from our products. In the event of any decrease in sales, if we are not able to maintain growth, or if we are unable to effectively manage our growth, we may not be able to sustain profitability, and may incur net losses in the future, and those net losses could be material.  In the event we incur net losses, our financial condition could be negatively affected, and such affect could be material.

 We are currently dependent on sales to GNC for a substantial portion of our total sales.

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 75% and 77% of our total sales for the years ended December 31, 2019 and 2018, respectively. GNC’s franchisees are not required to carry our products. In the event GNC ceases purchasing products from us, or otherwise reduces its purchases, our total revenue will be negatively impacted, and such impact could be material. Moreover, the transition to GNC’s centralized distribution system has had the effect of concentrating the majority of our accounts receivable with a single payor. Prior to the transition, we collected receivables directly from over 300 franchisees on an annual basis representing more than 1,000 store locations. Although the acquisition of iSatori has reduced the percentage of total accounts receivable attributable to GNC, we anticipate that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that our sales to GNC decrease, our results from operations will be negatively affected, and such effect may be material.

Total sales to GNC as well as our ability to collect on our outstanding accounts receivable from GNC may be impacted by GNC's current liquidity concerns.

GNC recently disclosed that there is substantial doubt regarding GNC's ability to continue as a going concern within one year from the expected issuance date of GNC's consolidated financial statements for the year ended December 31, 2019. In the event GNC stops paying or there are other issues affecting our relationship with GNC, our inability to collect on our outstanding accounts receivable or generate adequate revenue would have a material adverse impact on our financial position and ability to support continued operations.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to our wholesale partners as well as directly to the end consumer. We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on increasing the sale of products to GNC, both domestically and internationally, as well as increasing the number of retailers selling iSatori Products. In addition, we are focused on increasing our direct-to-consumer revenue. We may not be able to successfully increase sales through these channels. In addition, although we continued efforts to expand international distribution for our products in the years ended December 31, 2019 and 2018, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we or our wholesale partners will be in compliance with all of these regulations. A failure by us or our wholesale partners to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenue.

We are currently dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenue may decrease.

We rely on a limited number of third parties to supply and manufacture our products. Our products are manufactured on a purchase order basis only, and manufacturers can terminate their relationships with us at will. These third-party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs, or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenue, as well as jeopardize our relationships with our distributors and customers. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, our third-party manufacturers source the majority of the raw materials for our products and, if we were to use alternative manufacturers, we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would likely result in decreased product sales and a corresponding decline in revenue. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any material delays or disruptions to our business caused by difficulties in obtaining our products from manufacturers.

COVID-19 could affect our sales and disrupt our operations and could have a material adverse impact on us.

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries, including the U.S., could adversely impact our operations or those of our third-party suppliers, as well as our sales to wholesale partners. In addition, we rely on raw material suppliers located within and outside the U.S. who source their materials from China, among other countries. The extent to which the coronavirus impacts our operations, those of our third-party suppliers or our wholesale partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the public avoids public spaces, including retail stores, or if we, or any of our third-party suppliers encounter any disruptions to our or their respective operations, facilities or stores, or if our wholesale partners’ retail stores were to partially or fully close due to the coronavirus, which has already occurred in the case of certain GNC locations, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the manufacture, supply, distribution and sale of our products and our financial results could be adversely affected.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of nutritional supplements similar to ours, including retail, online and mail-order providers. Many of our competitors have longer operating histories, more-established brands in the marketplace, revenue significantly greater than ours and better access to capital than we have. We anticipate that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a negative effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices or by increasing our marketing expenditures, and the economic viability of our operations likely would be diminished.

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

Our nutritional supplement products are made from various ingredients, including vitamins, minerals, amino acids, herbs, botanicals, fruits, berries, and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe that all of our products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in certain foods and may have similar sensitivities or reactions to nutrients contained in our products. Furthermore, nutrition science is subject to change based on new research. New scientific evidence may disprove the efficacy of our products or prove our products to have effects not previously known. We could be adversely affected by studies that may assert that our products are ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

Our products may not meet health and safety standards or could become contaminated.

We do not have control over the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

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

Although we maintain product liability insurance, it may not be sufficient to cover all product liability claims, and any claims that may arise could have a material adverse effect on our business. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

If the products we sell do not have the healthful effects intended, our business may suffer.

In general, our products sold consist of nutritional supplements that are classified in the United States as “dietary supplements”, which do not currently require approval from the FDA or other regulatory agencies prior to sale. Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, our products often contain innovative ingredients or combinations of ingredients. Although we believe such products and the combinations of ingredients in them are safe when taken as directed by us, there is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form. The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.

A slower growth rate in the nutritional supplement industry could lessen our sales and make it more difficult for us to sustain consistent growth.

The nutritional supplement industry has been growing at a strong pace over the past ten years, despite continued negative impacts of popular supplements like ephedra on the supplement market. However, any reported medical concerns with respect to ingredients commonly used in nutritional supplements could negatively impact the demand for our products. Additionally, low-carb products, liquid meal replacements and similar competing products addressing changing consumer tastes and preferences could affect the market for certain categories of supplements. All these factors could have a negative impact on our sales growth.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, who are vital to our ability to grow our business and maintain profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in a reduced ability to operate our business.

A limited trading market currently exists for our Common Stock, and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our Common Stock on the OTC: PINK marketplace, and an active trading market may not develop. Consequently, we cannot assure you when and if an active trading market in our Common Stock will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our Common Stock to liquidate their investment in the Company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenue can be subject to wide price swings. For example, the split-adjusted closing price of our Common Stock has ranged from a high of $14.10 to a low of $4.00 during the year ending December 31, 2019. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

We may issue preferred stock with rights senior to the common stock.

Our Articles of Incorporation authorize the issuance of up to 10.0 million shares of preferred stock in the aggregate. Currently, 1,000 shares of Series A Preferred Stock, par value $0.01 per share, are authorized (the “Series A Preferred”) and, therefore, could be issued without shareholder approval. We have no existing plans to designate or issue any shares of preferred stock, although no assurances can be given. However, the rights and preferences of any class or series of preferred stock, were we to designate or issue additional shares of preferred stock, would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our Common Stock.

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

Due to the securities held by Sudbury Capital Fund, LP ("Sudbury") and Dayton Judd, the Company’s Chair of the Board and Chief Executive Officer, Mr. Judd may be deemed to be the beneficial owner of, in the aggregate, approximately 50.4% of the Company’s outstanding voting securities. Consequently, Mr. Judd individually, and together with Sudbury, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business transactions requiring shareholder approval. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices. In addition, as a result of Mr. Judd’s position as Chair of the Board and Chief Executive Officer, he and/or Sudbury may have the ability to exert influence over both the actions of the Board of Directors, as well as the execution of management’s plans.

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

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our Common Stock, any of our subsidiaries or of the Company’s or our subsidiaries’ directors or officers in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded in the over-the-counter market, and quoted on the OTC: PINK market under the symbol “FTLF”.

At December 31, 2019, there were 1,054,516 shares of Common Stock outstanding, and there were 37 shareholders of record of the Company’s Common Stock in addition to an undetermined number of holders whose shares are held in “street name.”

The following table sets forth for the periods indicated the high and low closing prices for our Common Stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2019
First Quarter (January - March 2019)	$5.65	4.00
Second Quarter (April - June 2019)	$10.00	5.40
Third Quarter (July - September 2019)	$11.05	8.50
Fourth Quarter (October - December 2019)	$14.10	9.69

Fiscal Year 2018
First Quarter (January - March 2018)	$3.80	2.30
Second Quarter (April - June 2018)	$3.90	2.50
Third Quarter (July - September 2018)	$4.40	2.70
Fourth Quarter (October - December 2018)	$5.50	2.70

On March 26, 2020, the closing price of our Common Stock was $10.00 per share.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the fourth quarter of the fiscal year ended December 31, 2019, the Company repurchased 17,277 shares of Common Stock, or approximately 1.5% of the issued and outstanding shares of the Company, through both open market and private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
October 2019	-	$-	-	$180,937
November 2019	7,000	$13.35	7,000	$1,419,487
December 2019	10,277	$13.41	10,277	$1,281,717
Subtotal	17,277	$13.38	17,277

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue”, and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, allowance for product returns, sales returns and incentive programs, allowance for inventory obsolescence, depreciable lives of property and equipment, analysis of impairment of goodwill, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

The determination of collectability of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectability. These factors include historical trends of write-offs, recoveries and credit losses; the careful monitoring of customer credit quality; and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Total allowance for doubtful accounts as of December 31, 2019 and 2018 amounted to $27,000 and $10,000, respectively.

Product Returns, Sales Incentives and Other Forms of Variable Consideration

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration. Such elements of variable consideration include, but are not limited to, product returns and sales incentives, such as markdowns and margin adjustments. For these types of arrangements, the adjustments to revenue are recorded at the later of when (i) the Company recognizes revenue for the transfer of the related products to the customers, or (ii) the Company pays, or promises to pay, the consideration.

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

For the sale of goods with a right of return, the Company estimates variable consideration using the most likely amount method and recognizes revenue for the consideration it expects to be entitled to when control of the related product is transferred to the customers and records a sales return accrual within Accrued expense and other liabilities for the amount it expects to credit back its customers. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific facts and circumstances related to the current period. In addition, the Company recognizes an asset included in Inventories, net and a corresponding adjustment to Cost of Goods Sold for the right to recover goods from customers associated with the estimated returns. The sales return accrual and corresponding asset include estimates that directly impact reported revenue. These estimates are calculated based on a history of actual returns, estimated future returns and information provided by customers regarding their inventory levels. Consideration of these factors results in an estimate for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations. In addition, as necessary, sales return accruals and the related assets may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include, but are not limited to, changes in the retail environment and the Company's decision to continue to support new and existing products.

Information for product returns is received on regular basis and adjusted for accordingly. Adjustments for returns are based on factual information and historical trends for both NDS products and iSatori products and are specific to each distribution channel. We monitor, among other things, remaining shelf life and sell-through data on a weekly basis. If we determine there are any risks or issues with any specific products, we accrue sales return allowances based on management’s assessment of the overall risk and likelihood of returns in light of all information available.

Regarding incentives, the Company accrues an estimate of 7% for promotional expense it calls “vendor funded discounts” at the time of sale. The expense is recorded as a contra-revenue account, and the expected incentive costs are never included in accounts receivable. As such, an allowance account for incentives is not required or necessary. Actual incentive costs are reconciled to the estimate on a regular basis.

Total allowance for product returns, sales returns and incentive programs as of December 31, 2019 and 2018 amounted to $256,000 and $446,000, respectively.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including components and finished goods for all of its product offerings across all of the Company’s operating subsidiaries.

Total allowance for expiring, excess and slow-moving inventory items as of December 31, 2019 and 2018 amounted to $130,000 and $107,000, respectively.

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

There were no impairment charges incurred during the year ended December 31, 2019.

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

Control of products we sell transfers to customers upon shipment from our facilities or delivery to our customers, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payment for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

For direct-to-consumer sales, the Company allows for returns within 30 days of purchase. Our wholesale customers, such as GNC, may return purchased products to the Company under certain circumstances, which include expired or soon-to-be-expired products located in GNC corporate stores or at any of its distribution centers, and products that are subject to a recall or that contain an ingredient or ingredients that are subject to a recall by the U.S. Food and Drug Administration.

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of returns, the Company determined that less than 5% of products are returned, and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

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

From prior periods until December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the year ended December 31, 2019 or the previously reported financial statements.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

Results of Operations

	December 31, 2019	December 31, 2018	Change	%
Revenue	$19,497,000	$17,077,000	$2,420,000	$14%
Cost of goods sold	(11,436,000)	(10,332,000)	(1,104,000)	11%
Gross profit	8,061,000	6,745,000	1,316,000	20%
General and administrative expense	(3,049,000)	(3,333,000)	284,000	-9%
Selling and marketing expense	(2,379,000)	(2,690,000)	311,000	-12%

Depreciation and amortization	(52,000)	(69,000)	17,000	-25%
Total operating expense	(5,480,000)	(6,092,000)	612,000	-10%
Income (Loss) from operations	2,581,000	653,000	1,928,000	295%
Other income (expense)	124,000	(133,000)	257,000	n/m
Provision for income tax	(7,000)	(11,000)	4,000	-36%
Net Income	$2,698,000	$509,000	$2,189,000	430%

Fiscal Year Ended December 31, 2019 Compared to Fiscal Year Ended December 31, 2018

Net Sales. Revenue for the year ended December 31, 2019 increased 14% to $19,497,000 as compared to $17,077,000 for the year ended December 31, 2018. Revenue for the year ended December 31, 2019 compared to the prior year reflects improvements in our wholesale business and growth in our online direct-to-consumer offering.

Online revenue during the year ended December 31, 2019 was approximately 12% of total revenue, compared to roughly 5% of total revenue during the same twelve-month period in 2018. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

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

The anticipated increase in incremental sales attributable to ecommerce is anticipated to be offset by a projected short-term decrease in sales through the GNC franchise and company-owned system, as well as through other wholesale and retail distribution channels, principally due to the recent COVID-19 outbreak, which the Company anticipates affecting sales beginning in the quarter ended March 31, 2020 through at least the quarter ending June 30, 2020. Management cannot predict the magnitude of the anticipated impact of COVID-19 on its sales in the short-term or whether sales through traditional retail channels will be negatively impacted in the long-term; however, management currently expects such impact in the short-term to be material, and will likely accelerate the shift toward more sales through the Company’s ecommerce channels.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2019 increased 11% to $11,436,000 as compared to $10,332,000 for the year ended December 31, 2018. This increase is principally attributable to higher revenue.

Gross Profit Margin. Gross profit for the year ended December 31, 2019 increased to $8,061,000 as compared to $6,745,000 for the year ended December 31, 2018. Gross margin for the year ended December 31, 2019 increased to 41.3% from 39.5% for the comparable period last year. The increase in pross profit during the year ended December 31, 2019 is principally attributable to higher revenue and a larger percentage of higher-margin direct-to-consumer sales.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2019 decreased by $284,000 to $3,049,000 as compared to $3,333,000 for the year ended December 31, 2018. The decrease in general and administrative expense for the year ended December 31, 2019 is principally attributable to initiatives the Company put into place during 2018 to reduce operating expense.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2019 decreased to $2,379,000 as compared to $2,690,000 for the year ended December 31, 2018. This decrease reflects management's efforts to optimize our sales and marketing expense and reduce spending on activities that fail to generate an acceptable amount of incremental revenue.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2019 decreased to $52,000 from $69,000 during the same period in 2018. The decrease is principally attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

Net Income. We generated a net income of $2,698,000 for the year ended December 31, 2019, as compared to a net income of $509,000 for the year ended December 31, 2018. The increase in net income for the year ended December 31, 2019 compared to the same period in 2018 was primarily attributable to a combination of higher revenue, lower operating expense, reduced interest expense, and legal settlements.

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

As presented below, non-GAAP EBITDA excludes interest, income taxes (write off of deferred tax asset) and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, equity-based compensation and impairment charges. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	Year Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net income	$2,698,000	$509,000
Interest expense	47,000	133,000
Provision for income taxes	7,000	11,000
Depreciation and amortization	52,000	69,000
EBITDA	2,804,000	722,000
Non-cash and non-recurring adjustments
Common stock issued for services	71,000	163,000
Fair value of vested options issued for services	111,000	130,000

Adjusted EBITDA	$2,986,000	$1,015,000

Liquidity and Capital Resources

As of December 31, 2019, the Company had working capital of $2,925,000, compared to working capital of $1,890,000 at December 31, 2018. Our principal sources of liquidity at December 31, 2019 consisted of $265,000 of cash and $2,366,000 of accounts receivable. The increase in working capital is principally attributable to higher accounts receivable and the payment of the notes payable in fiscal 2019.

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s Chair of the Board and Chief Executive Officer, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000. On September 24, 2019, the Company repaid all outstanding balances due on the Notes including accrued but unpaid interest thereon, of $615,000.

On September 24, 2019, the Company entered into entered into a Line of Credit Agreement with the Lender providing the Company with a $2.5 million revolving Line of Credit. The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the Maturity Date, or unless renewed at maturity upon approval by the Company’s Board and the Lender. The Line of Credit is secured by all assets of the Company.

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty.

Subsequent to the year ended December 31, 2019, the Lender advanced the Company $2.5 million under the Line of Credit. The advance was intended to provide the Company with additional liquidity in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $2,261,000 during the fiscal year ended December 31, 2019, compared to net cash provided by operating activities of $258,000 for the year ended December 31, 2018. The increase in cash provided by operating activities is primarily attributable to an increase in net income.

Cash Provided by Investing Activities

Cash provided by investing activities for the fiscal year ended December 31, 2019 was $0 as compared to $4,000 provided by investing activities during the year ended December 31, 2018. In fiscal 2018, the Company disposed of property and equipment in the aggregate of $4,000. In fiscal 2019, there was no similar disposition.

Cash Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2019 was ($2,255,000) as compared to ($1,265,000) during the year ended December 31, 2018. The primary difference was that during the year ended December 31, 2019 the Company repaid the Notes and repurchased Common Stock.

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

Our exposure to risk for changes in interest rates related primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of December 31, 2019, the Company had a zero balance under its existing Line of Credit.

Investments of our existing cash balances in both fixed-rate and floating-rate interest-earning instruments carry some interest rate risk. The fair value of fixed-rate securities may fall due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income will vary due to changes in interest rated and we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

The information required hereunder in this Annual Report is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 11, 2019, the Audit Committee of the Board of the Company (the “Audit Committee”) concluded a review process of independent registered public accounting firms. As a result of this process and following careful deliberation, the Audit Committee recommended, and the Board approved, the dismissal of Weinberg & Company (“Weinberg”) as the Company’s independent registered public accounting firm for the year ending December 31, 2019.

The reports of Weinberg regarding the Company’s financial statements for the fiscal years ended December 31, 2017 and 2018 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, scope, or accounting principles. During the Company’s fiscal years ended December 31, 2017 and 2018, and the subsequent interim period through June 30, 2019, there were (i) no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the subject matter of disagreements in connection with its report; and (ii) no “reportable events” as such term is defined in Item 304(a)(1)(v) on Regulation S-K.

The Company provided Weinberg with a copy of the foregoing disclosures and requested that Weinberg furnish the Company with a letter addressed to the Securities and Exchange Commission indicating whether Weinberg agrees with such disclosures. Weinberg's letter, and the announcement of the change in auditors, was included in the Form 8-K filed on September 17, 2019.

Effective September 13, 2019, the Company engaged Weaver and Tidwell, L.L.P. (“Weaver”) as its independent registered public accounting firm for the fiscal year ended December 31, 2019.

During the years ended December 31, 2017 and 2018 through to the effective date of Weaver’s appointment on September 13, 2019, the Company did not consult Weaver with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Set forth below is information regarding each of the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. Stockholders elect the directors annually. The executive officers serve at the by appointment of the Board of Directors (the “Board”).

Name	Age	Title
Dayton Judd	48	Chair of the Board and Chief Executive Officer
Grant Dawson	51	Director
Lewis Jaffe	63	Director
Todd Ordal	62	Director
Seth Yakatan	49	Director
Susan Kinnaman(1)	52	Chief Financial Officer
Patrick Ryan	41	Chief Retail Officer

(1)
Ms, Kinnaman was appointed as the Company’s Chief Financial Officer on February 18, 2019. Michael Abrams previously served as the Company’s Chief Financial Officer and a director until his resignation from such positions effective February 15, 2019.

Each of the Company’s directors and executive officers will hold office until their successors are duly elected and qualified. The background and principal occupations of each director and executive officer are as follows:

Dayton Judd has served as a director of the Company since June 2017, is currently the Chair of the Board, and began serving as the Company’s Chief Executive Officer on February 18, 2018. Mr. Judd is the Founder and Managing Partner of Sudbury Capital Management (“Sudbury”). Prior to founding Sudbury, Mr. Judd worked from 2007 through 2011 as a Portfolio Manager at Q Investments, a multi-billion dollar hedge fund in Fort Worth, Texas. Prior to Q Investments, he worked with McKinsey & Company from 1996 through 1998, and again from 2000 through 2007. He graduated from Brigham Young University in 1995 with a Bachelor’s Degree, summa cum laude, and a Master’s Degree, both in accounting. He also earned an M.B.A. with high distinction from Harvard Business School in 2000, where he was a Baker Scholar. Mr. Judd is a Certified Public Accountant.

The Board believes that Mr. Judd’s significant experience in investing in microcap companies, together with his substantial ownership position in the Company as one of its largest stockholders, makes him a valuable asset to the Board in the daily management of the Company, and in the development and implementation of goals and objectives to build shareholder value.

Grant Dawson has served as a director of the Company since November 2013 and is currently a Portfolio Manager of Fixed Income Investments for Polar Asset Management Partners (“Polar”), since 2014. Mr. Dawson brings more than 20 years of experience in finance and has significant board-level experience in corporate governance for public companies. Prior to joining Polar, he was Managing Director of Fixed Income Investments for Manulife Asset Management, a subsidiary of Manulife Financial Corporation and Vice President and Lead Analyst responsible for corporate debt ratings with Dominion Bond Rating Agency. Prior to that, Mr. Dawson held various senior management positions in credit management and corporate finance with Nortel and in equity research with Dain Rauscher Ltd. Mr. Dawson earned an M.B.A. from the SMU Cox School of Business, a B.Comm in Finance from the University of Windsor, and holds the Chartered Financial Analyst designation. Additionally, Mr. Dawson is a member of the Institute of Corporate Directors and holds the ICD.D designation.

The Board believes that Mr. Dawson’s extensive expertise and knowledge regarding corporate finance and investment banking matters, as well as corporate governance, provides the Company with valuable insight to assist the Company and the Board as it builds a long-term, sustainable capital structure.

Lewis Jaffe has served as a director of the Company since 2010, and previously served as Chair of the Board from July 2011 to October 2017. Mr. Jaffe is a Clinical Professor in the school of Entrepreneurship at Loyola Marymount University, a position he has held since 2014, for which he was awarded Professor of the Year in 2016. From 2011 to 2015, he served as Chief Executive Officer of Movio, a high speed, mobile movie and content downloading service and application, prior to its acquisition. Prior to Movio, Mr. Jaffe was a principal at Jaffe & Associates, a consulting and advisory firm that provides strategic and tactical planning to mid-market companies and CEO coaching to their executives. Prior to 2009, Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc., from 2006 to 2008. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and was also previously a Managing Director of Arthur Andersen. Mr. Jaffe is a graduate of the Stanford Business School Executive Program and holds a Bachelor of Science from LaSalle University. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012. He is currently on the Board of Directors of Reed’s Inc. (NYSE: REED) and Yorktel, a privately held telecommunications company.

The Board believes that Mr. Jaffe’s experience as a Chief Executive Officer of both public and private companies, and consultant providing strategic and tactical planning to public companies, as well as his corporate governance expertise, provides management and the Board with a depth of experience, knowledge, systems and best practices to guide corporate strategy and business operations.

Todd Ordal has served a director of the Company since September 2015, and is the President and founder of Applied Strategy, LLC, a private consulting company founded in 2003 that provides consulting and coaching services to chief executive officers and other executives worldwide. Prior to joining the Company, Mr. Ordal served as a director for iSatori, Inc. from April 2012 until the completion of the Company’s acquisition of iSatori in 2015. Before founding Applied Strategy, LLC, Mr. Ordal served as Chief Executive Officer of Dore Achievement Centers from December 2002 until November 2004, and President and Chief Executive Officer of Classic Sports Companies from January 2001 until December 2002. Prior to Classic Sport Companies, Mr. Ordal served as a Division President for Kinko’s Service Corporation, where he had accountability for $500 million in revenue, 300 stores and 7,000 people, and as a member of the Board of Directors for Kinko’s from July 1992 until July 1997. He has also served on several non-profit boards and boards of advisors. Mr. Ordal received his Bachelor’s Degree in Psychology from Moorhead State University and his M.B.A. from Regis University.

The Board believes that Mr. Ordal’s considerable experience with growing successful businesses, as well as his extensive knowledge and understanding of marketing and finance matters, continues to provide the Board with valuable guidance and insight.

Seth Yakatan has served a director of the Company since September 2015 and currently serves a Partner of Katan Associates, Inc., a corporate strategy and finance advisory group, since April 2001. Prior to joining the Company, Mr. Yakatan served as a director for iSatori, Inc. from September 2014 until the completion of the Company’s acquisition of iSatori. Prior to founding Katan Associates, Inc. in 2001, Mr. Yakatan worked in merchant banking at the Union Bank of California, N.A., in the Specialized Lending Media and Telecommunications Group, and as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management. Mr. Yakatan holds an M.B.A. in Finance from the University of California, Irvine, and a Bachelor of Arts in History and Public Affairs from the University of Denver.

The Board believes that Mr. Yakatan’s 25 years of experience as a life sciences business development and corporate finance professional, including actively supporting small cap and major companies in achieving corporate, financing, and asset monetization objectives, provides the Board with valuable insight and expertise.

Susan Kinnaman has served as the Company’s Chief Financial Officer since her appointment effective February 18, 2019. Prior to that, Ms. Kinnaman served as the Company’s Vice President of Finance since joining the Company in 2007. From 2001 to 2007, Ms. Kinnaman served as Controller for Fuchs Machinery, Inc., a leading industrial distributor serving the MRO marketplace. From 2000 to 2001, she served as Controller for Clarcor (Facet USA), a filtration solutions company, from 1998 to 2000, as the Controller for Gaffey Crane, a material handling products company and from 1994 to 1998 as the Regional Controller for Staffmark, a commercial staffing organization. Ms. Kinnaman received her Bachelor’s Degree in Accounting from Doane University and is a Certified Public Accountant.

Patrick Ryan has served as the Company’s Chief Retail Officer since his appointment in June 2016. He brings over 23 years of experience in the retail and wholesale business both domestically and internationally. Since February 2009, Mr. Ryan served as the Company’s Vice President of Sales during which time he oversaw multiple retail and wholesale branches and worked collaboratively with key members of management to drive strategic initiatives in sales, employee training and the overall growth of the Company. Prior to that, he served in various sales positions of increasing responsibility since joining the Company in 2004. Mr. Ryan received his Bachelor of Science Degree in Public Relations from Kansas State University.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any of the Company’s directors or executive officers during the past ten years.

CORPORATE GOVERNANCE, BOARD COMPOSITION AND BOARD COMMITTEES

Term of Office

Pursuant to our Bylaws, each member of our Board serves from the date they are duly elected and qualified, until the Company’s following annual meeting of stockholders or until their death, resignation or removal from office.

Board Member Independence

The Board believes that a majority of its members are independent directors. The Board has determined that, with the exception of Mr. Judd who also serves as the Company’s Chief Executive Officer, all directors are independent as defined by the rules and regulations of the NASDAQ Capital Market.

Board Structure

The Board does not have a policy regarding the separation of the roles of the Chief Executive Officer and Chair of the Board, as the Board believes it is in the best interest of the Company and its stockholders to make that determination based on the position and direction of the Company and the membership of the Board, from time to time. Currently, Mr. Judd serves as both the Chief Executive Officer and as Chair of the Board. At this time, the Board believes that these combined roles are beneficial to both the daily operations of the Company and the strategic perspective of the Board.

Board Risk Oversight

Our Board administers its oversight function through both regular and special meetings and by frequent telephonic updates with our senior management. A key element of these reviews is gathering and assessing information relating to risks of our business. All businesses are exposed to risks, including unanticipated or undesired events or outcomes that could impact an enterprise’s strategic objectives, organizational performance and stockholder value. A fundamental part of risk management is not only understanding such risks that are specific to our business, but also understanding what steps management is taking to manage those risks and what level of risk is appropriate. In setting our business strategy, our Board assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk.

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

Board Meetings

The Board held five meetings during the year ended December 31, 2019, supplemented by numerous additional discussions by and among a majority of the Board, and numerous actions effectuated by unanimous written consent in lieu of a formal motion and vote during an official meeting. In 2019, incumbent directors attended 100% of the aggregate number of meetings of the Board. The Board also holds independent executive sessions without members of management on an as-needed basis.

Board Committees and Charters

The Board has three standing committees which consists of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board appoints the members and committee chair of each committee (based upon the recommendation of the Nominating and Corporate Governance Committee). As previously reported on the Company’s Current Report on Form 8-K, effective December 20, 2019, the Board reconstituted its committees upon recommendation by the Nominating and Corporate Governance Committee, to allow for each independent director to also serve as a member of the standing committees of the Board, each committee to be comprised of Messrs. Dawson, Jaffe, Ordal and Yakatan. Mr. Dawson will continue his service as Chair of both the Audit Committee and the Compensation Committee and Mr. Jaffe will continue his service as Chair of the Nominating and Corporate Governance Committee. Copies of each committee charter are available upon request to the Company’s Corporate Secretary at 5214 S. 136th Street, Omaha, Nebraska 68137.

The charts below reflect the members and details for the committees between January 1, 2019 to December 20, 2019.

Audit Committee

Members:	Grant Dawson (Chair)
Lewis Jaffe
Todd Ordal

Number of Meetings Held:	The Audit Committee held six meetings during 2019.

Functions:
The Audit Committee assists the Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management.

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

Compensation Committee

Members:	Grant Dawson (Chair)
Lewis Jaffe
Seth Yakatan

Number of Meetings Held:	The Compensation Committee held one meeting during 2019.

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

Nominating and Corporate Governance Committee

Members:	Lewis Jaffe (Chair)
Todd Ordal
Seth Yakatan

Number of Meetings in Held:	The Nominating and Corporate Governance Committee held no meetings during 2019, electing instead to address committee matters by action taken by the full Board.

Functions:
The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding director candidates and the size and composition of the Board and its committees. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics that applies to all of our directors, executive officers and employees, which sets forth the business and ethical principles that govern all aspects of our business. A form of the Code of Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for December 31, 2008. A copy of this document will be provided to any stockholder upon written request to the Company’s Corporate Secretary at 5214 S. 136th Street, Omaha, Nebraska 68137.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth compensation paid for the fiscal years ended December 31, 2019 and 2018 to (a) the Company’s Chief Executive Officer, (b) the two most highly compensated executive officers other than the Company’s Chief Executive Officer, who were serving as executive officers as of December 31, 2019 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”), and (c) additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

Name and Principal Position	Year	Salary and Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Dayton Judd (2)	2019	$323,500	$-	$-	$-	$323,500
Chief Executive Officer and Chair of the Board	2018	$105,400	$172,500	$146,651	$109,496	$534,047

Susan Kinnaman (3)	2019	$123,369	$-	$-	$-	$123,369
Chief Financial Officer	2018	$-	$-	$-	$-	$-

Patrick Ryan	2019	$271,280	$-	$-	$-	$271,280
Chief Retail Officer	2018	$240,032	$15,500	$-	$-	$255,532

(1)
The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s Common Stock.

(2)	Mr. Judd was appointed as the Company’s Chief Executive Officer on February 18, 2018 and has served as a member of the Company’s Board since 2017.

(3)
No compensation information is provided for Ms. Kinnaman for fiscal 2018 as she was not among the Company’s named executive officers for that year. Ms. Kinnaman was appointed as the Company’s Chief Financial Officer on February 18, 2019.

Employment Agreements

Dayton Judd. Dayton Judd currently serves as the Company’s Chief Executive Officer. Effective January 1, 2020, the Board approved an increase of Mr. Judd’s annual base salary from $263,500 to $300,000. All other compensation arrangements in effect as of July 31, 2018 remain unchanged which, in addition to his annual base salary, includes (i) an annual cash bonus, the amount of which, if any, shall be determined at the sole discretion of the Compensation Committee; (ii) options to purchase 70,500 shares of the Company’s Common Stock, which have a term of ten years, an exercise price equal to the fair market value of a share of Company Common Stock as of the date of grant, of which 1/3 vest immediately, 1/3 vest on the first anniversary of the grant, and the remaining 1/3 vest on the second anniversary of the grant; and (iii) 45,000 shares of restricted Common Stock, which shares vest (x) 15,000 shares at such date that the 30-day volume weighted average price (“VWAP”) for shares of the Company’s Common Stock exceeds $12.00, which shares vested and were issued in December, 2019 (y) 15,000 shares at such date that the 30-day VWAP exceeds $18.00, and (z) 15,000 shares at such date that the 30-day VWAP exceeds $24.00.

Patrick Ryan. Mr. Patrick Ryan currently serves as the Company’s Chief Retail Officer pursuant to the terms of an Employment Agreement dated June 13, 2019. The Employment Agreement provides that Mr. Ryan shall serve in the capacity of the Company’s Chief Retail Officer through June 7, 2022, subject to standard terms and provisions consistent with agreements of such type. Pursuant to the terms of the Employment Agreement, Mr. Ryan receives (i) an annual base salary of $125,000 per year, which shall increase to $130,000 per year effective on the first anniversary of the Employment Agreement, and to $135,000 per year effective on the second anniversary of the Employment Agreement; (ii) commissions on a monthly basis in arrears in an amount equal to 2.5% of the adjusted gross profit from the sale of franchise-exclusive products, less certain expenses and costs related to the sale of franchise exclusive products to both domestic and international locations, as determined in good faith by Company; (iii) an annual cash bonus, in an amount to be determined by the compensation committee of the Company’s Board, in its sole discretion, on an annual basis; and (iv) reimbursement for any out-of-pocket expenses reasonably incurred by Mr. Ryan in connection with the performance of his duties.. In the event that there is a Change of Control, as defined in the Employment Agreement, the surviving corporation shall be required to assume the Company’s obligations pursuant to the Employment Agreement, including any stock or stock option agreements with Mr. Ryan; provided, however, in the event that the surviving corporation refuses to do so, then Mr. Ryan shall be entitled to accelerated vesting of all unvested shares subject to such agreements, if any.

 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that had not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2019:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Dayton Judd	47,000	23,500		$2.80	07/31/28	30,000 (1)	$423,000 (1)
Chief Executive Officer and Chair of the Board

Susan Kinnaman	1,000			$23.00	02/23/20
Chief Financial Officer	1,000			$13.90	05/09/21

Patrick Ryan
Chief Retail Officer	3,000			$23.00	02/23/20
	3,000			$13.90	05/09/21

(1)
Shares vest as follows: (i) 15,000 shares at such date that the 30-day volume weighted average price (“VWAP”) for shares of the Company’s Common Stock exceeds $12.00, which shares vested and were issued in December, 2019 (ii) 15,000 shares at such date that the 30-day VWAP exceeds $18.00, and (iii) 15,000 shares at such date that the 30-day VWAP exceeds $24.00. The market value reported for this award was calculated using the closing price of the Company’s Common Stock on December 31, 2019, or $14.10 per share, assuming achievement of the maximum award amount.

Director Compensation

We currently have five directors, four of whom are considered independent. Non-independent directors who are also employees of the Company do not receive compensation for their services as a director on the Board. For the year ended December 31, 2019, each of our non-employee directors were entitled to receive $30,000 per annum for their services on the Board pursuant to the Company’s current director compensation plan, which compensation may be paid in cash, shares of Company Common Stock or a combination thereof, at the option of each individual director.

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2019:

	Fees earned or paid in cash (1)	Stock awards	Option awards (2)	Total
Name	($)	($)	($)	($)

Grant Dawson	$22,500	$7,500	$-	$30,000
Lewis Jaffe	$30,000	$-	$-	$30,000
Todd Ordal	$15,000	$15,000	$-	$30,000
Seth Yakatan	$30,000	$-	$-	$30,000

(1)
Certain board members have elected to receive stock awards in lieu of cash fees earned in respect of their annual retainers for service on the Board and its committees. The stock awards vested immediately upon grant and were not subject to any further service by the directors. The amounts in this column represent the grant date fair value of the restricted stock awards granted during 2018 and are computed in accordance with FASB guidance, excluding the effect of estimated forfeitures.

(2)
Represents the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the director has the right to purchase, subject to vesting, shares of the Company’s Common Stock.

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or any other board committees) for the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding shares of our Common Stock beneficially owned as of March 13, 2020, by:

(i)	each of our officers and directors;
(ii)	all officers and directors as a group; and
(iii)
each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percent ownership is calculated based on 1,059,616 shares of our Common Stock outstanding at March 13, 2020.

Beneficial Ownership of our Common Stock

Name and Address of Owner(1)	Title of Class	Number of Shares Owned	Percentage of Class (2)

Dayton Judd, Chair and Chief Executive Officer (3)	Common Stock	627,019	53.9%

Grant Dawson, Director	Common Stock	19,107	1.8%

Lewis Jaffe, Director	Common Stock	14,431	1.4%

Todd Ordal, Director	Common Stock	15,557	1.5%

Seth Yakatan, Director	Common Stock	-	*%

Susan Kinnaman, Chief Financial Officer (4)	Common Stock	2,649	*%

Patrick Ryan, Chief Retail Officer (5)	Common Stock	8,105	*%

All Officers and Directors as a group (seven persons)	Common Stock	672,868	59.6%

(1)	The address of each of the officers and directors is c/o FitLife Brands, Inc., 5214 S. 136th Street, Omaha, NE 68137.

(2)	* Less than 1%

(3)
Consists of 77,419 shares held by Mr. Judd personally, including in IRA accounts; 47,000 shares issuable to Mr. Judd upon the exercise of stock options at $2.80 per share, exercisable within 60 days of March 13, 2020; 466,730 shares held by Sudbury Holdings, LLC; and 35,870 shares issuable upon the exercise of warrants held by Sudbury Holdings, LLC.

(4)	Includes 1,000 shares issuable upon the exercise of stock options at $13.90 per share, exercisable within 60 days of March 13, 2020.

(5)	Includes 3,000 shares issuable upon the exercise of stock options at $13.90 per share, exercisable within 60 days of March 13, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

 The following table provides information as of December 31, 2019, with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:	149,285	$11.76	100,000

Description of Equity Compensation Plan

The 2019 Omnibus Incentive Plan (the “2019 Plan”) was adopted by the Board on July 3, 2019, as approved by a majority of the Company’s stockholders at the annual meeting of stockholders on August 16, 2019. The 2019 Plan reserves for issuance 100,000 shares of the Company’s Common Stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) stock units. The 2019 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. Upon becoming effective, the Plan replaced, and no further awards were made under the Company’s 2010 Incentive Plan.

Changes in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Sudbury Line of Credit

 On December 26, 2018, the Company issued a line of credit promissory note to Sudbury in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Dayton Judd, the Company’s Chair of the Board and Chief Executive Officer, in the principal amount of $200,000.

The Notes matured on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and required monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. Proceeds from the sale of the Notes, along with existing cash balances, were used to retire all outstanding indebtedness under the terms of a previous credit agreement, totaling approximately $590,000 at December 26, 2018.

On September 24, 2019, the Company repaid all outstanding balances due on the Notes issued to Sudbury and Mr. Judd, in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. Mr. Judd is the managing partner of Sudbury. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018 providing for maximum borrowings of up to $600,000.

Series A Preferred Financing

On November 13, 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (each, a “Purchaser” and together, the “Purchasers”), pursuant to which the Company offered and sold to the Purchasers an aggregate of 600 units (“Units”) for $1,000 per Unit, with each Unit consisting of one share of Series A Preferred and a warrant to purchase that number of shares of Company Common Stock equal to 30% of the shares of Company Common Stock issuable upon conversion of the Series A Preferred purchased by the Purchaser (“Warrant”) (the “Offering”). The Warrants shall expire five years from the date of issuance and are exercisable at a price of $4.60 per share. Warrants to purchase an aggregate of 39,130 shares of Company Common Stock were issued in the Offering.

The Offering resulted in gross proceeds to the Company of $600,000. Purchasers in the Offering included Mr. Judd, the Company’s Chair of the Board and Chief Executive Officer, and Mr. Dawson, a director. A portion of the Offering was also sold to an unaffiliated third party.

On December 23, 2019, Sudbury voluntarily converted its 550 shares of Series A Preferred into Common Stock in accordance with the terms of the Series A Preferred Stock Certificate of Designations. In conjunction with the conversion, the Company issued to Sudbury a total of 123,222 shares of Common Stock and paid accrued dividends of $7,454. Following such conversion, no shares of Series A Preferred remain outstanding, and the Company has no further obligations under the Certificate of Designations, including the obligation to pay preferred dividends.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As previously disclosed, effective September 13, 2019, the Company engaged Weaver and Tidwell, L.L.P. (“Weaver”) as its independent registered public accounting firm for the fiscal year ended December 31, 2019, after the dismissal of its former registered public accountants, Weinberg & Company (“Weinberg”), effective that same date.

The reports of Weinberg on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2018 and the subsequent interim period through June 30, 2019 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2018 and the subsequent interim period through June 30, 2019, there were (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to Weinberg’s satisfaction, would have caused Weinberg to make reference thereto in their reports, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The following table sets forth the aggregate fees billed by Weaver with respect to audit and non-audit services for the Company during the fiscal year ended December 31, 2019, and the aggregate fees billed by Weinberg with respect to audit and non-audit services for the Company during the fiscal year ended December 31, 2018, and the subsequent interim periods in 2019 before the change in auditors became effective.

	Year Ended December 31,
	2019		2018
	Weaver	Weinberg	Weinberg
Audit fees(1)	$17,500	$96,076	$78,000
Audit-related fees (2)	$-	$-	$-
Tax fees (3)	$-	$26,225	$29,000
All other fees	$9,750	$3,750	$13,000
Total	$27,250	$126,051	$120,000

(1)
Audit services in 2019 and 2018 consisted of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and our subsidiaries, and other pertinent matters.

(2)	Audit-related fees consisted of travel costs related to our annual audit.
(3)	For permissible professional services related to income tax return preparation and compliance.

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees”, “audit-related fees”, and “tax fees”.

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

3.12	Certificates of Change, dated April 11, 2019 (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed on April 15, 2019).
4.1	Form of Warrant, dated November 13, 2018 (incorporated by reference to Exhibit 4.1 filed with Form 10-Q on November 14, 2018).
10.1	Asset Purchase Agreement between the Company and NDS Nutritional Products, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 15, 2008).
10.2	Settlement Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K on October 6, 2009).
10.3	Secured Promissory Note (incorporated by reference to Exhibit 10.2 filed with Form 8-K on October 6, 2009).
10.4	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.5	Amendment No. 1 to Security Agreement (incorporated by reference to Exhibit 10.4 filed with Form 8-K on October 6, 2009).
10.6	Amendment No. 1 to Supply, License and Transition Agreement (incorporated by reference to Exhibit 10.5 filed with Form 8-K on October 6, 2009).
10.7	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.8	Employment Agreement, dated December 31, 2009, between the Company and John Wilson (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).
10.9	Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.15 filed with the Form 10-K on March 28, 2014).
10.10	Amendment No. 2 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson (incorporated by reference to Exhibit 10.1 filed with Form 8-K on July 15, 2014).
10.11	Demand Promissory Note (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 11, 2015).

10.12
Security Agreement by and among the Company, Stephen Adele Enterprises, and Stephen Adele, dated September 11, 2015 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 11, 2015).

10.13	Amendment No. 3 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2017).
10.14	Amendment No. 1 to Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.2 filed with Form 8-K on April 26, 2017).
10.15
Loan Modification Agreement, dated August 28, 2017, by and between the Company and U.S. National Bank Association Bank (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 31, 2017).

10.16
Merchant Agreement by and between NDS Nutrition, Inc., iSatori, Inc., and Compass Bank, d/b/a Commercial Billing Service (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).

10.17	Continuing Guarantee of FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).
10.18	Consulting Services Agreement, by and between the Company and Dayton Judd, dated March 13, 2018 (incorporated by reference to Exhibit 10.26 filed with Form 10-K on April 17, 2018).
10.19	Abrams Transition Agreement, dated August 15, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 12, 2018).
10.20	Form of Subscription Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on November 14, 2018).
10.21	Promissory Note issued to Sudbury Capital Fund, LP dated December 26, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 26, 2018).
10.22	Promissory Note issued to Dayton Judd dated December 26, 2018 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 26, 2018).
10.23	Employment Agreement, by and between FitLife Brands, Inc. and Patrick Ryan, dated June 13, 2019 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 18, 2019).
10.24	2019 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on July 12, 2019).
10.25	Revolving Line of Credit Agreement, dated as of September 24, 2019, between the Company and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 26, 2019).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with Form 10-K on March 27, 2009).
16.1	Letter from Tarvaran, Askelson & Company, LLP, dated April 25, 2017 (incorporated by reference to Exhibit 16.1 filed with Form 8-K on April 26, 2017).
16.2	Letter from Weinberg & Company, P.A., dated September 17, 2019 (incorporated by reference to Exhibit 16.1 filed with Form 8-K on September 17, 2019).
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 30, 2020	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2020	By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 30, 2020	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair of the Board

Date: March 30, 2020	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 30, 2020	By: /s/ Lewis Jaffe
Lewis Jaffe
Director

Date: March 30, 2020	By: /s/ Todd Ordal
Todd Ordal
Director

Date: March 30, 2020	By: /s/ Seth Yakatan
Seth Yakatan
Director

ITEM 8.  FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of FitLife Brands, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FitLife Brands, Inc. and Subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the FitLife Brands, Inc. and Subsidiaries auditor since 2019.

Fort Worth, Texas
March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FitLife Brands, Inc and subsidiaries
Omaha, Nebraska

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FitLife Brands, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Weinberg & Company, P.A.
Los Angeles, California
March 22, 2019

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2019	2018

CURRENT ASSETS
Cash	$265,000	$259,000
Accounts receivable, net of allowance of doubtful accounts, $27,000 and $10,000 respectively	2,366,000	1,879,000
Inventories, net of allowance for obsolescence of $130,000 and $107,000, respectively	2,998,000	3,523,000
Prepaid expenses and other current assets	72,000	223,000
Total current assets	5,701,000	5,884,000

Property and equipment, net	136,000	189,000
Right of use asset, net of amortization of $226,000	254,000	-
Goodwill	225,000	225,000
Security deposits	10,000	10,000
TOTAL ASSETS	$6,326,000	$6,308,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,010,000	$2,628,000
Accrued expense and other liabilities	464,000	420,000
Product returns	256,000	446,000
Lease liability - current portion	46,000	-
Notes payable - related parties	-	500,000
Total current liabilities	2,776,000	3,994,000

LONG-TERM LEASE LIABILITY, net of current portion	208,000	-

TOTAL LIABILITIES	2,984,000	3,994,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of December 31, 2019 and December 31, 2018
Preferred stock Series A preferred, $0.01 par value 1,000 shares authorized; 0
and 600 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 1,054,516 and 1,111,943
issued and outstanding as of December 31, 2019 and December 31, 2018 respectively	12,000	11,000
Treasury stock, 198,731 shares	(1,619,000)	-
Additional paid-in capital	32,055,000	32,107,000
Accumulated deficit	(27,106,000)	(29,804,000)
Total stockholders' equity	$3,342,000	$2,314,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,326,000	$6,308,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2019	2018

Revenue	$19,497,000	$17,077,000
Cost of goods sold	11,436,000	10,332,000
Gross profit	8,061,000	6,745,000

OPERATING EXPENSES:
General and administrative	3,049,000	3,333,000
Selling and marketing	2,379,000	2,690,000
Depreciation and amortization	52,000	69,000
Total operating expenses	5,480,000	6,092,000
OPERATING INCOME	2,581,000	653,000

OTHER EXPENSES (INCOME)
Interest expense	47,000	133,000
Gain on settlement	(171,000)	-
Total other expenses (income)	(124,000)	133,000

INCOME BEFORE INCOME TAXES	2,705,000	520,000

PROVISION FOR INCOME TAXES	7,000	11,000

NET INCOME	2,698,000	509,000

PREFERRED STOCK DIVIDEND	(63,000)	(105,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,635,000	$404,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$2.57	$0.37

Diluted	$2.41	$0.37

Basic weighted average common shares	1,026,204	1,094,358

Diluted weighted average common shares	1,092,312	1,094,358

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Additional
	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

YEAR ENDED DECEMBER 31, 2019

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services	-	-	18,082	-	-	47,000	-	47,000
Repurchase of preferred and common stock	(50)	-	(198,731)	-	(1,619,000)	(168,000)	-	(1,787,000)
Conversion of preferred stock to common stock	(550)	-	123,222	1,000	-	(1,000)	-	-
Dividends payments on preferred stock	-	-	-	-	-	(63,000)	-	(63,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	133,000	-	133,000
Net income	-	-	-	-	-	-	2,698,000	2,698,000

DECEMBER 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000

YEAR ENDED DECEMBER 31, 2018

DECEMBER 31, 2017	-	$-	1,068,171	$11,000	$-	$31,109,000	$(30,208,000)	$912,000
Fair value of common stock issued for services	-	-	43,772	-	-	163,000	-	163,000
Proceeds from issuance of Series A preferred shares	600	-	-	-	-	600,000	-	600,000
Accretion of beneficial conversion feature on Series A preferred shares	-	-	-	-	-	105,000	(105,000)	-
Fair value of vested common shares and options issued for services	-	-	-	-	-	130,000	-	130,000
Net income	-	-	-	-	-	-	509,000	509,000

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,698,000	$509,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	52,000	69,000
Allowance for doubtful accounts	17,000	(103,000)
Allowance for inventory obsolescence	23,000	58,000
Common stock issued for services	71,000	163,000
Fair value of options issued for services	111,000	130,000
Loss on disposal of assets	-	34,000
Right of use asset net of amortization and lease liability	(2,000)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(505,000)	1,334,000
Inventories	502,000	(707,000)
Prepaid expense	151,000	(2,000)
Customer note receivable	-	5,000
Security deposit	-	12,000
Accounts payable	(618,000)	(346,000)
Accrued liabilities and other liabilities	(50,000)	(192,000)
Product returns	(189,000)	(706,000)
Net cash provided by operating activities	2,261,000	258,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	-	4,000
Net cash provided by investing activities	-	4,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	300,000	500,000
Proceeds from issuance of Series A preferred stock	-	600,000
Dividend payments on preferred stock	(63,000)	-
Repurchases of common stock	(1,524,000)	-
Repurchases of preferred stock	(168,000)	-
Repayment of line of credit	-	(1,950,000)
Repayments of term loan	-	(415,000)
Repayments of note payable	(800,000)	-
Net cash used in financing activities	(2,255,000)	(1,265,000)

CHANGE IN CASH	6,000	(1,003,000)
CASH, BEGINNING OF PERIOD	259,000	1,262,000
CASH, END OF PERIOD	$265,000	$259,000

Supplemental disclosure operating activities
Cash paid for interest	$47,000	$133,000

Non-cash investing and financing activities
Accretion of beneficial conversion feature on Series A preferred stock	-	$105,000
Recording of lease asset and liability upon adoption of ASU-2016-02	$343,000	-
Conversion of Series A preferred stock into common stock	$567,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

NOTE 1.  DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition, PMD Sports, SirenLabs, CoreActive, and Metis Nutrition (together, “NDS Products”). In September 2015, the Company acquired iSatori, Inc. (“iSatori”) and as a result, the Company added three brands to its product portfolio, including iSatori, BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock currently trades under the symbol “FTLF” on the OTC: PINK market.

Recent Developments

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

The share and per share amounts included in these consolidated financial statements and footnotes have been retroactively adjusted to reflect the 1-for-10 aspect of the Reverse/Forward Split as if it occurred as of the earliest period presented.

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

Repayment of Outstanding Notes

 On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP ("Sudbury") in the principal amount of $600,000 (the “Sudbury Note”), with an initial advance to the Company in the amount of $300,000. In addition, on December 26, 2018, the Company also issued a promissory note to Dayton Judd, the Company’s Chair of the Board and Chief Executive Officer, in the principal amount of $200,000 (the “Judd Note”) (together with the Sudbury Note, the “Notes”).

The Notes matured on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and required monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. Proceeds from the sale of the Notes, along with existing cash balances, were used to retire all outstanding indebtedness under the terms of the Merchant Agreement, totaling approximately $590,000 at December 26, 2018.

On September 24, 2019, the Company repaid all outstanding balances due on the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. Mr. Judd is the managing partner of Sudbury. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018 providing for maximum borrowings of up to $600,000.

Amendment of Share Repurchase Plan

On September 23, 2019, the Company's approved an amendment the Company’s share repurchase program as approved on August 16, 2019, pursuant to which the Board authorized management to repurchase up to $500,000 of the Company's Common Stock, over the next 24 months (the "Share Repurchase Program"), which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. The Board approved an amendment to the Share Repurchase Program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

On November 6, 2019, the Company’s Board amended the previously approved Share Repurchase Program to increase the amount of authorized repurchases to $2.5 million.  All other terms of the Share Repurchase Program remain unchanged.

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

During the year ended December 31, 2019, excluding the 99,238 shares repurchased for total consideration of $569,000 as a result of the Reverse/Forward split, the Company repurchased 99,493 shares of Common Stock, or approximately 9% of the issued and outstanding shares of the Company, through both open market and private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
August 2019	-	$-	-	$500,000
September 2019	82,216	$9.96	82,216	$180,937
October 2019	-	$-	-	$180,937
November 2019	7,000	$13.35	7,000	$1,419,487
December 2019	10,277	$13.41	10,277	$1,281,717
Subtotal	99,493	$10.56	99,493

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

For direct-to-consumer sales, the Company allows for returns within 30 days of purchase. Our wholesale customers such as GNC, may return products to the Company under certain circumstances, which include expired or soon-to-be-expired products located in GNC corporate stores or at any of its distribution centers, and products that are subject to a recall or that contain an ingredient or ingredients that are subject to a recall by the U.S. Food and Drug Administration.

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of returns, the Company determined that less than 5% of products are returned, and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Customer Concentration

Total net sales to GNC during 2019 and 2018 were $14,795,000, and $13,102,000, respectively, representing 75% and 77% of total revenue, respectively. Accounts receivable attributable to GNC before adjusting for product return reserves as of December 31, 2019 and 2018 were $2,038,000 and $1,543,000, respectively, representing 87% and 82% of the Company’s total accounts receivable balance, respectively. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, and results of operation.

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

As of December 31, 2019 and 2018, the Company had provided a reserve for doubtful accounts of $27,000 and $10,000, respectively.

Product Returns, Sales Incentives and Other Forms of Variable Consideration

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration. Such elements of variable consideration include, but are not limited to, product returns and sales incentives, such as markdowns and margin adjustments. For these types of arrangements, the adjustments to revenue are recorded at the later of when (i) the Company recognizes revenue for the transfer of the related products to the customers, or (ii) the Company pays, or promises to pay, the consideration.

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund, less a 20% restocking fee, for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled. Information for product returns is received on regular basis and adjusted for accordingly. Adjustments for returns are based on factual information and historical trends for both NDS products and iSatori products and are specific to each distribution channel. We monitor, among other things, remaining shelf life and sell through data on a weekly basis. If we determine there are any risks or issues with any specific products, we accrue sales return allowances based on management’s assessment of the overall risk and likelihood of returns in light of all information available.

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

For the sale of goods with a right of return, the Company estimates variable consideration using the most likely amount method and recognizes revenue for the consideration it expects to be entitled to when control of the related product is transferred to the customers and records a sales return accrual within Accrued expense and other liabilities for the amount it expects to credit back its customers. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific facts and circumstances related to the current period. In addition, the Company recognizes an asset included in Inventories, net and a corresponding adjustment to Cost of Goods Sold for the right to recover goods from customers associated with the estimated returns. The sales return accrual and corresponding asset include estimates that directly impact reported revenue. These estimates are calculated based on a history of actual returns, estimated future returns and information provided by customers regarding their inventory levels. Consideration of these factors results in an estimate for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations. In addition, as necessary, sales return accruals and the related assets may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include, but are not limited to, changes in the retail environment and the Company's decision to continue to support new and existing products.

Information for product returns is received on regular basis and adjusted for accordingly. Adjustments for returns are based on factual information and historical trends for both NDS products and iSatori products and are specific to each distribution channel. We monitor, among other things, remaining shelf life and sell-through data on a weekly basis. If we determine there are any risks or issues with any specific products, we accrue sales return allowances based on management’s assessment of the overall risk and likelihood of returns in light of all information available.

Regarding incentives, the Company accrues an estimate of 7% for promotional expense it calls “vendor funded discounts” at the time of sale. The expense is recorded as a contra-revenue account, and the expected incentive costs are never included in accounts receivable. As such, an allowance account for incentives is not required or necessary. Actual incentive costs are reconciled to the estimate on a regular basis.

Total allowance for product returns, sales returns and incentive programs as of December 31, 2019 and 2018 amounted to $256,000 and $446,000, respectively.

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

 Cash and Cash Equivalents

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2019. The Company may be exposed to risk for the amounts of funds held in bank accounts more than the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high-quality financial institutions. The Company had cash balances more than the guarantee during the years ended December 31, 2019 and 2018.

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

As of December 31, 2019 and 2018, the aggregate allowance for expiring, slow moving and excess inventory amounted to $130,000 and $107,000, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2019 and 2018.

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

Identifiable intangible assets are stated at cost and accounted for based on whether the useful life of the asset is finite or indefinite. Identified intangible assets with finite useful lives are amortized using the straight-line methods over their estimated useful lives, which was originally ten years. Intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. The Company does not own any indefinite lived intangible assets.

There were no impairment charges incurred during the years ended December 31, 2019 and 2018.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board’s (“FASB”) ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry-forwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2019, and 2018, the Company has not established a liability for uncertain tax positions.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31,
	2019	2018
Series A Preferred Stock	-	1,304,348
Warrants	-	39,130
Options	34,075	156,209
Total	34,075	1,499,687

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

From prior periods until December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the year ended December 31, 2019 or the previously reported financial statements.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update requires the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Reclassification

During 2019, the Company changed the presentation of its accounting for customer returns. Previously, the sales return reserve was deducted from accounts receivable. Beginning in 2019, the reserve is shown as a current liability on the consolidated balance sheet. The presentation of the customer return reserve has been changed in the accompanying 2018 consolidated financial statements to be consistent with the Company’s current approach.

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

NOTE 4.  INVENTORIES

At December 31, 2019, the value of the Company’s inventory was $2,998,000. At December 31, 2018, the value of the Company’s inventory was $3,523,000.

	December 31,
	2019	2018
Finished goods	$2,688,000	$3,168,000
Components	440,000	462,000
Allowance for obsolescence	(130,000)	(107,000)
Total	$2,998,000	$3,523,000

NOTE 5.  PROPERTY AND EQUIPMENT

The Company had fixed assets as of December 31, 2019 and 2018 as follows:

	December 31,
	2019	2018
Equipment	$902,000	$902,000
Accumulated depreciation	(766,000)	(713,000)
Total	$136,000	$189,000

Depreciation expense was $52,000 for December 31, 2019 compared to $69,000 for December 31, 2018. During the year ended December 31, 2018 the Company sold property and equipment with a net book value of $38,000 for proceeds of $4,000, resulting in a loss on sale of $34,000, which has been included as an operating expense in the accompanying statement of operations.

NOTE 6.  NOTES PAYABLES

Line of Credit and Term Loan – US Bank

 The Company previously obtained a line of credit (“LOC”) of $3.0 million and a separate term loan of $2.6 million (the “Term Note”) with U.S. Bank. Both the LOC and the Term Note were secured by the Company’s tangible and intangible assets and had an average interest rate of 5% per annum. The LOC, as amended, matured in December 2017, while the Term Note did not mature until August 2018. As of December 31, 2017, the outstanding balance of these notes payable totaled $2,365,000 and was deemed in default due to non-compliance with certain financial covenants.

In January 2018, the Company paid U.S. Bank a total of $2,365,000 to settle the outstanding balance of the LOC and the Term Note. As of December 31, 2018, the LOC and Term Note had been fully paid.

Notes Payable – Related Parties

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s Chief Executive Officer and Chair of the Board, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000 which was outstanding at December 31, 2018. During the three months ended March 31, 2019, an additional $300,000 was advanced to the Company, resulting in aggregate borrowings of $600,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000. On September 24, 2019, the Company repaid all outstanding balances due under the terms of the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018 providing for maximum borrowings of up to $600,000.

As of December 31, 2019 and 2018, the aggregate balance of the Notes amounted to $0 and $501,000, respectively, including accrued interest of $0 and $1,000, respectively.

Line of Credit – Mutual of Omaha Bank

On September 24, 2019, the Company entered into entered into a Line of Credit Agreement with the Lender providing the Company with a $2.5 million revolving Line of Credit. The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the Maturity Date, or unless renewed at maturity upon approval by the Company’s Board and the Lender. The Line of Credit is secured by all assets of the Company.

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty.

Subsequent to the year ended December 31, 2019, the Lender advanced the Company $2.5 million under the Line of Credit. The advance was intended to provide the Company with additional liquidity in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

NOTE 7.  EQUITY

Common Stock

The Company is authorized to issue 15.0 million shares of Common Stock, $0.01 par value per share, of which 1,054,516 and 1,111,943 shares of Common Stock were issued and outstanding as of December 31, 2019 and 2018, respectively.

Reverse/Forward Split

On April 11, 2019, the Company filed two Certificates of Change with the Secretary of State of the State of Nevada, the first to effect a reverse stock split of both the Company’s issued and outstanding and authorized Common Stock, at a ratio of 1-for-8,000, and the second to effect a forward stock split of both the Company’s issued and outstanding and authorized Common Stock at a ratio of 800-for-1. The Reverse/Forward Split became effective, and the Company’s Common Stock began trading on a post-split basis, on Tuesday, April 16, 2019.

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

The following were Common Stock transactions during the year ended December 31, 2019:

During the year ended December 31, 2019, the Company issued 18,082 shares of Common Stock with a fair value of $47,000 to employees and directors for services rendered. The shares were valued at the respective date of issuance. As of December 31, 2019, there was unearned compensation of $36,800 that will be amortized as a compensation cost on a straight-line basis through 2020.

The following were Common Stock transactions during the year ended December 31, 2018:

During the year ended December 31, 2018, the Company issued 43,772 shares of Common Stock with a fair value of $143,000 to employees and directors for services rendered. The shares were valued at the respective date of issuance.

In July 2018, in connection with the appointment of Mr. Dayton Judd as the Company’s Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock was subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using the Monte Carlo simulations on a binomial model with the assistance of a valuation specialist with a derived service period of three years. During the year ended December 31, 2018, the Company recorded compensation expense of $20,000 to amortize the fair value of these restricted common shares based upon the prorated derived service period.

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

In November 2018, the Company issued 600 shares of the Company’s Series A Convertible Preferred Stock in exchange for cash of $600,000, or $1,000 per share, to three investors, two of whom were related-party investors.

During November 2019, the Company repurchased and retired 50 shares of Series A Convertible Preferred Stock. During December 2019, the remaining 550 shares of Series A Convertible Preferred Stock were converted into Common Stock in accordance with the terms of the Certificate of Designations. As a result, no shares of Series A Preferred Stock were outstanding as of December 31, 2019.

During 2019, the Company paid $63,000 for preferred dividends.

Options

The following table summarizes option activity:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2017	87,028	$27.10
Issued	87,500	3.50
Exercised	-
Forfeited	(20,007)	48.00
Outstanding, December 31, 2018	154,521	$13.10
Issued	8,000	$6.85
Exercised	-
Forfeited	(13,236)	$24.45
Outstanding, December 31, 2019	149,285	$11.76	5.03

				Exercisable
Exercise Price Per Share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price
$2.80 - $23.00	143,710	5.08	$8.72	112,210	$10.09
$23.10 - $144.30	5,575	3.77	$90.20	5,575	$90.20
	149,285	5.03	$11.76	117,785	$13.88

The closing stock price for the Company’s stock on December 31, 2019 was $14.10. As such, there was an intrinsic value of outstanding options of $1,027,000.

During the year ended December 31, 2019, the Company granted stock options to employees for services rendered to purchase 8,000 shares of Company Common Stock. The stock options are exercisable at a price of $6.85 per share, expire in five years and vest as follows: one-third vested immediate upon issuance, and the remainder vest equally in equal annual installments over a period of two years from grant date.

Total fair value of these options at grant date was approximately $38,000, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $6.85 per share, expected term of three years, volatility of 108%, dividend rate of 0% and risk-free interest rate of 2.18%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2019, the Company recognized compensation expense of $111,000 based upon the vesting of outstanding options. As of December 31, 2019, there was $54,000 of unvested stock compensation that will be recognized as an expense in future periods as the options vest.

During the year ended December 31, 2018, the Company granted stock options to employees for services rendered to purchase 87,500 shares of Common Stock. Of these options, 70,500 are exercisable at a price of $2.80 and expire in ten years, and 17,000 are exercisable at a price of $4.20 per share and expire in five years. One-third of the options vested immediate upon issuance, and the remainder vest equally in equal annual installments over a period of two years from grant date.

Total fair value of these options at grant date was approximately $187,000, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $2.80 per share, expected term of six years, volatility of 88%, dividend rate of 0% and risk-free interest rate of 2.92%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2018, the Company recognized compensation expense of $130,000 based upon the vesting of outstanding options. As of December 31, 2018, there was $132,000 of unvested stock compensation that will be recognized as an expense in future periods as the options vest.

Warrants

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2017	6,062	$129.90
Issued	39,130	4.60
Exercised	-	-
Forfeited	(6,062)	-
Outstanding, December 31, 2018	39,130	$4.60
Issued	-	-
Repurchased/Retired	(3,260)	-
Forfeited	-	-
Outstanding, December 31, 2019, vested and exercisable	35,870	$4.60	3.9

Total intrinsic value of the outstanding warrants as of December 31, 2019 amounted to $341,000.

NOTE 8.  INCOME TAXES

The Company had available federal net operating loss carryforwards of approximately $26.6 million and $28.0 million as of December 31, 2019 and 2018, respectively, to reduce future taxable income. The federal carryforward expires between 2026 through 2037. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOL may be limited to statutory limits as a result of change in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitations.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2019 and December 31, 2018, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes, as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2019, and 2018, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of consistent taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

During the years ended December 31, 2019 and December 31, 2018, the Company recorded a provision for income tax of $7,000 and $11,000, respectively, pertaining to various state income taxes. Due to the utilization of the Company’s NOL, there was no provision for federal income taxes in either year.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2019	2018
Net operating loss carryforward	$5,579,000	$7,262,000
Allowances for sales returns, bad debt and inventory	87,000	15,000
Share based compensation	94,000	34,000
Other	202,000	46,000
Total deferred asset	5,962,000	7,357,000
Valuation allowance	(5,962,000)	(7,357,000)

Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31,
	2019	2018
Federal statutory tax rate	21%	21%
State tax, net of federal benefit	4%	5%
	25%	26%
Effect of change in tax rate	-%	-%
Valuation allowance	(25%)	(26%)
Effective tax rate	-%	-%

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

Lease Commitments

The Company is headquartered in Omaha, Nebraska and maintains a lease at a cost of approximately $8,000 per month, which lease is currently set to expire in May 2024. The Omaha facility is a total of 11,088 square feet inclusive of approximately 6,179 square feet of on-site warehouse space. iSatori currently leases 4,732 square feet of space at 15000 W. 6th Avenue, Suite 400, Golden, Colorado 80401, at a cost of $6,000 per month.  The Company subleased its iSatori property as of February 1, 2018 which expires January 31, 2020.

Rent expense for the year ended December 31, 2019 was $84,000, of which $50,000 is included in cost of goods sold and $34,000 is included in operating expense in the accompanying consolidated statement of operations. Rent expense for the year ended December 31, 2018 was $104,000 of which $50,000 was included in cost of goods sold and $54,000 was included in operating expenses.

Minimum annual rental commitments under non-cancelable leases are as follows:

Years ending December 31,	Lease Commitments	Sublease	Amount
2020	$67,000	$(5,000)	$62,000
2021	67,000	-	67,000
2022	67,000	-	67,000
2023	61,000	-	61,000
2024 and thereafter	51,000	-	51,000
Less: Imputed interest/present value discount	(59,000)	-	(59,000)
TOTAL	$254,000	$(5,000)	$249,000

NOTE 10.  SUBSEQUENT EVENTS

On March 20, 2020 the Company borrowed $2.5 million under the terms of the Company’s Line of Credit Agreement (the "Line of Credit") with the Lender, the term of which are disclosed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in this Annual Report on Form 10-K, and in Note 6 to the Consolidated Financial Statements under the caption “Line of Credit – Mutual of Omaha Bank”. The advance was intended to provide the Company with additional liquidity in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.