Form 10-Q
period 2020-03-31
FITLIFE BRANDS, INC.
filed 2020-05-15
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of May 14, 2020, a total of 1,060,033 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2020

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

-ii-

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	March 31,	December 31,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash	$2,666,000	$265,000
Accounts receivable, net of allowance of doubtful accounts, $33,000 and $27,000 respectively	4,692,000	2,366,000
Inventories, net of allowance for obsolescence of $130,000 and $130,000, respectively	3,023,000	2,998,000
Prepaid expenses and other current assets	25,000	72,000
Total current assets	10,406,000	5,701,000

Property and equipment, net	124,000	136,000
Right of use asset, net of amortization, $241,000 and $226,000 respectively	239,000	254,000
Goodwill	225,000	225,000
Security deposits	10,000	10,000
TOTAL ASSETS	$11,004,000	$6,326,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,747,000	$2,010,000
Accrued expense and other liabilities	543,000	464,000
Product returns	276,000	256,000
Lease liability - current portion	44,000	46,000
Line of credit	2,500,000	-
Total current liabilities	6,110,000	2,776,000

LONG-TERM LEASE LIABILITY, net of current portion	196,000	208,000

TOTAL LIABILITIES	6,306,000	2,984,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of March 31, 2020 and December 31, 2019
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,033 and 1,054,516
issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	12,000	12,000
Treasury stock, 210,631 and 198,731 shares, respectively	(1,790,000)	(1,619,000)
Additional paid-in capital	32,154,000	32,055,000
Accumulated deficit	(25,678,000)	(27,106,000)
Total stockholders' equity	$4,698,000	$3,342,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,004,000	$6,326,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three months ended
	March 31
	2020	2019
	(Unaudited)

Revenue	$6,151,000	$5,878,000
Cost of goods sold	3,414,000	3,337,000
Gross profit	2,737,000	2,541,000

OPERATING EXPENSES:
General and administrative	733,000	774,000
Selling and marketing	671,000	550,000
Depreciation and amortization	12,000	15,000
Total operating expenses	1,416,000	1,339,000
OPERATING INCOME	1,321,000	1,202,000

OTHER EXPENSES (INCOME)
Interest expense	4,000	15,000
Gain on settlement	(70,000)	-
Total other expenses (income)	(66,000)	15,000

NET INCOME	1,387,000	1,187,000

PROVISION FOR INCOME TAXES	(41,000)	-

NET INCOME	1,428,000	1,187,000

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,428,000	$1,187,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$1.36	$1.07

Diluted	$1.27	$0.94

Basic weighted average common shares	1,051,752	1,111,943

Diluted weighted average common shares	1,126,303	1,268,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

						Additional
	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED MARCH 31, 2020

DECEMBER 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services	-	-	417	-	-	16,000	-	16,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services	-	-	-	-	-	12,000	-	12,000
Net income	-	-	-	-	-	-	1,428,000	1,428,000

MARCH 31, 2020	-	$-	1,060,033	$12,000	$(1,790,000)	$32,154,000	$(25,678,000)	$4,698,000

THREE MONTHS ENDED MARCH 31, 2019

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services	-	-	2,009	-	-	23,000	-	23,000
Fair value of vested common shares and options issued for services	-	-	-	-	-	26,000	-	26,000
Net income	-	-	-	-	-	-	1,187,000	1,187,000

MARCH 31, 2019	600	$-	1,113,952	$11,000	$-	$32,156,000	$(28,617,000)	$3,550,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
	Three months ended March 31
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,428,000	$1,187,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,000	15,000
Allowance for doubtful accounts	6,000	(4,000)
Allowance for inventory obsolescence	-	12,000
Common stock issued for services	16,000	23,000
Fair value of options issued for services	12,000	26,000
Right of use asset net of amortization and lease liability	2,000	3,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(2,332,000)	(2,244,000)
Inventories	(25,000)	1,173,000
Prepaid expense	46,000	110,000
Accounts payable	737,000	(321,000)
Accrued interest	4,000	15,000
Accrued liabilities and other liabilities	75,000	20,000
Product returns	20,000	(136,000)
Net cash provided by (used in) operating activities	1,000	(121,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	300,000
Proceeds from exercise of stock options	71,000	-
Proceeds from line of credit	2,500,000	-
Repurchases of common stock	(171,000)	-
Net cash provided by financing activities	2,400,000	300,000

CHANGE IN CASH	2,401,000	179,000
CASH, BEGINNING OF PERIOD	265,000	259,000
CASH, END OF PERIOD	$2,666,000	$438,000

Supplemental disclosure operating activities
Cash paid for interest	$-	$15,000

Non-cash investing and financing activities
Recording of lease asset and liability upon adoption of ASU-2016-02	$-	$343,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common Stock, par value $0.01 per share (“Common Stock”), currently trades under the symbol “FTLF” on the OTC: PINK market.

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

On March 20, 2020, the Company drew on the Line of Credit in an amount equal to $2.5 million (the "Advance"), which Advance was repaid on April 29, 2020. The Company elected to borrow such amounts to ensure it maintained ample financial flexibility in light of the spread of the novel coronavirus ("COVID-19"). The Advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable, most of which have been collected, and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

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

The Notes matured on the earlier to occur of a Change in Control of the Company, as defined in the Notes, or December 31, 2019, and required monthly principal and interest payments beginning April 1, 2019, with a final payment of unpaid principal and interest due December 31, 2019. Proceeds from the sale of the Notes, along with existing cash balances, were used to retire all outstanding indebtedness under the terms of a previous credit agreement totaling approximately $590,000 at December 26, 2018.

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

 Amendment of Share Repurchase Plan

On August 16, 2019, the Company's Board of Directors (the "Board") authorized management to repurchase up to $500,000 of the Company's Common Stock over the next 24 months (the "Share Repurchase Program"), which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. On September 23, 2019, the Board approved an amendment to the Company’s share repurchase program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

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

During the quarter ended March 31, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
January 2020	11,900	$14.35	11,900	$1,110,917
February 2020	-	-	-	$1,110,917
March 2020	-	-	-	$1,110,917
Subtotal	11,900	$14.35	11,900

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020.

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

	Three months ended March 31,
	2020	2019
	(unaudited)
Net income available to common shareholders	$1,428,000	$1,187,000
Weighted average common shares - basic	1,051,752	1,111,943
Dilutive effect of outstanding warrants and stock options	74,551	156,583
Weighted average common shares - diluted	1,126,303	1,268,526

Net income per common share:
Basic	$1.36	$1.07
Diluted	$1.27	$0.94

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months.  We determine if an arrangement is a lease at inception.  Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases.   Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of and, lease liabilities for operating leases of $480,000 and $480,000, respectively. There was no cumulative-effect adjustment to accumulated deficit. See Note 7 for further information regarding the adoption of ASC 842 on the Company’s condensed consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively. While we have concluded that a triggering event did not occur during the quarter ended March 31, 2020, the prolonged duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges.  We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended March 31, 2020 and 2019 were $4,697,000 and $4,864,000, respectively, representing 76% and 82% of total net revenue, respectively.

Gross accounts receivable attributable to GNC as of March 31, 2020 and 2019 were $4,186,000 and $3,692,000, respectively, representing 91% and 91% of the Company’s total accounts receivable balance, respectively.

For the quarters ended March 31, 2020 and 2019, online sales accounted for 14% and 10% of the Company’s net revenue, respectively.

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

Income Taxes

As of December 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $26.6 million, subject to Internal Revenue Service (“IRS”) statutory limitations. To the extent the Company reports federal taxable income for 2020, such income will be eliminated by net operating losses.  This reduction in deferred tax assets would be offset by a corresponding reduction in the deferred tax asset valuation allowance resulting in no federal income tax expense.  Accordingly, no federal income tax expense is recorded for the quarter ended March 31, 2020 based on anticipated utilization of net operating loss carryforwards.

During the quarter ended March 31, 2020, the Company received a tax refund of $41,000 relating to a portion of the Company’s alternative minimum tax carryforward, which became refundable as a result of the 2017 Tax Cuts and Jobs Act.

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the limitations related to Internal Revenue Code and the Company’s lack of a prolonged history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of March 31, 2020 and December 31, 2019.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31,
	(unaudited)	2019
Finished goods	$2,669,000	$2,688,000
Components	484,000	440,000
Allowance for obsolescence	(130,000)	(130,000)
Total	$3,023,000	$2,998,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31,
	(unaudited)	2019
Equipment	$902,000	$902,000
Accumulated depreciation	(778,000)	(766,000)
Total	$124,000	$136,000

Depreciation expense for the three months ended March 31, 2020 and 2019 was $12,000 and $15,000, respectively.

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

On March 20, 2020, the Lender advanced the Company $2.5 million under the Line of Credit, which amount was repaid on April 29, 2020. The advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable, most of which have been collected, and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

NOTE 7 - RIGHT OF USE ASSETS AND LIABILITIES

In prior years, the Company entered into several non-cancellable leases for its office facilities and equipment. The lease agreements range from 36 months to 84 months, and require monthly payments ranging between $200 and $7,000 through October 2024. On January 1, 2019, the Company adopted Topic 842, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the leases as operating leases and determined that the fair value of the lease assets and liability at the inception of the leases was $480,000 using a discount rate of 9%.

During the three months ended March 31, 2020, the Company made payments of $20,000 towards the lease liability. As of March 31, 2020, lease liability amounted to $240,000.  Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended March 31, 2020 was $22,000.  The right-of-use asset at March 31, 2020 was $239,000, net of amortization of $241,000.

Three months ended
Lease Cost	March 31, 2020
(unaudited)
Operating lease cost (included in general and administrative in the Company's unaudited
and condensed consolidated statement of operations)	$22,000

Other information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2020	$-
Weighted average remaining lease term - operating leases (in years)	4.56
Average discount rate - operating leases	9%

Operating leases	At March 31, 2020
Long-term right-of-use assets	$239,000
Short-term operating lease liabilities	$44,000
Long-term operating lease liabilities	196,000
Total operating lease liabilities	$240,000

Year ending	Operating leases
2020 (remaining 9 months)	47,000
2021	67,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(53,000)
Present value of lease liabilities	$240,000

NOTE 8 - EQUITY

Common Stock

a.	Common Stock Issued for Services

The Company is authorized to issue 15.0 million shares of Common Stock of which 1,060,033 shares of Common Stock were issued and outstanding as of March 31, 2020.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist using a derived service period of nine years. During the three months ended March 31, 2020, the Company recorded compensation expense of $12,000 to amortize the fair value of these shares of restricted Common Stock based upon the prorated derived service period.

During the three-month period ended March 31, 2019, the Company issued 2,009 shares of Common Stock with a fair value of $11,000 to employees and directors for services rendered. The shares were valued at their respective dates of issuance.

During the three-month period ended March 31, 2020, the Company issued 417 shares of Common Stock with a fair value of $4,000 to directors for services rendered. The shares were valued at their respective date of issuance.

b.	Share Repurchase Program

On August 16, 2019, the Company's Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the next 24 months, which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. On September 23, 2019, the Board approved an amendment to the Company’s share repurchase program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Preferred, and Warrants, over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management. On November 6, 2019, the Company’s Board of Directors amended the previously approved Share Repurchase Program to increase the amount of authorized repurchases to $2.5 million.  All other terms of the Share Repurchase Program remain unchanged.

During the three-month period ended March 31, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions for the aggregate purchase price of $171,000. The Company is accounting for these shares as treasury stock.

c.	Reverse/Forward Split

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

Options

Information regarding options outstanding as of March 31, 2020 is as follows:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2018	154,521	$13.10	5.7
Issued	8,000	6.85
Exercised	-
Forfeited	(13,236)	24.45
Outstanding, December 31, 2019	149,285	$11.76	5.0
Issued	-
Exercised	(17,000)	4.20
Forfeited	(36,500)	19.46
Outstanding, March 31, 2020	95,785	$10.17	6.6

	Outstanding			Exercisable

Exercise Price per Share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80 - $23.00	90,210	6.76	$5.23	66,710	$6.08
$23.10 - $144.34	5,575	3.52	$90.20	5,575	$90.20
	95,785	6.57	$10.17	72,285	$11.20

During the three-month periods ended March 31, 2020 and 2019, the Company recognized compensation expense of $12,000 and $26,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of March 31, 2020 amounted to $437,000. Future unamortized compensation expense on the unvested outstanding options at March 31, 2020 amounted to $11,750, which will be recognized through October 2020.

Warrants

Total outstanding warrants to purchase shares of Company Common Stock as of March 31, 2020 and December 31, 2019 amounted to 35,870 shares. Total intrinsic value as of March 31, 2020 amounted to $157,828.

During the period ended March 31, 2020, no warrants were granted and no warrants expired unexercised.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
35,870	$ 4.60	11/13/18	11/13/23	Yes

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

NOTE 10 – SUBSEQUENT EVENTS

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its services, customers, employees, vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, our future financial position and operating results will likely be materially and adversely affected, although the extent of such affects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. As previously disclosed in the Company’s Form 8-K filed with the SEC on May 1, 2020, on April 27, 2020, the Company received proceeds from a loan in the amount of approximately $449,700 from its lender, CIT Bank, N.A. (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common Stock, par value $0.01 per share (“Common Stock”), currently trades under the symbol “FTLF” on the OTC: PINK market.

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

On March 20, 2020, the Company drew on the Line of Credit in an amount equal to $2.5 million (the "Advance"), which Advance was repaid on April 29, 2020. The Company elected to borrow such amounts to ensure it maintains ample financial flexibility in light of the spread of the novel coronavirus ("COVID-19"). The advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable, most of which have been collected, and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

Share Repurchase Plan

On August 16, 2019, the Company's Board of Directors (the "Board") authorized management to repurchase up to $500,000 of the Company's Common Stock over the next 24 months (the "Share Repurchase Program"), which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. On September 23, 2019, the Board approved an amendment to the Company’s share repurchase program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management. On November 6, 2019, the Company’s Board of Directors amended the previously approved Share Repurchase Program to increase the amount of authorized repurchases to $2.5 million.  All other terms of the Share Repurchase Program remain unchanged.

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

During the quarter ended March 31, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
January 2020	11,900	$14.35	11,900	$1,110,917
February 2020	-	-	-	$1,110,917
March 2020	-	-	-	$1,110,917
Subtotal	11,900	$14.35	11,900

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

	Three months ended
	March 31, 2020	March 31, 2019	Change	%
	(unaudited)
Revenue	$6,151,000	$5,878,000	$273,000	5%
Cost of goods sold	(3,414,000)	(3,337,000)	(77,000)	2%
Gross profit	2,737,000	2,541,000	196,000	8%
Operating expenses	(1,416,000)	(1,339,000)	(77,000)	6%
Income from operations	1,321,000	1,202,000	119,000	10%
Other income (expense)	66,000	(15,000)	81,000	n/a
Provision for income tax	41,000	-	41,000	n/a
Net income	$1,428,000	$1,187,000	$241,000	20%

Net Sales.  Revenue for the three months ended March 31, 2020 increased 5% to $6,151,000 as compared to $5,878,000 for the three months ended March 31, 2019. Revenue for the three-month period ended March 31, 2020 compared to the prior three-month period, in part, reflects improvements in our wholesale business and growth in our online direct-to-consumer offering.

Online revenue during the three months ended March 31, 2020 was approximately 14% of total revenue, compared to roughly 10% of total revenue during the same three-month period in 2019. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

The recent COVID-19 outbreak has created significant economic uncertainty and volatility, which has impacted our business and operations, including those of our third-party suppliers and our wholesale partners. In this regard, the duration and impact of such outbreak on our operating results and financial condition cannot be determined at this time, although management currently anticipates that shelter in place restrictions and the impact of those restrictions on our retail and wholesale partners, including effects on their liquidity and ability to maintain current store counts, will have a material adverse effect on our results from operations beginning in the quarter ending June 30, 2020.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2020 increased to $3,414,000 as compared to $3,337,000 for the three months ended March 31, 2019. The increase during the three-month period is principally attributable to higher revenue.

Gross Profit.  Gross profit for the three months ended March 31, 2020 increased to $2,737,000 as compared to $2,541,000 for the three months ended March 31, 2019. The increase during the three-month period is principally attributable to higher revenue.

Gross margin for the three months ended March 31, 2020 increased to 44% compared to 43% during the same period last year. The increase was primarily attributable to product mix and higher online sales volumes.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2020 decreased to $733,000 as compared to $774,000 for the three months ended March 31, 2019. The decrease in the three-month period ended March 31, 2020 reflects initiatives the Company put in place during 2019 to reduce operating expense.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2020 increased to $671,000 as compared to $550,000 for the three months ended March 31, 2019. The change in the three-month period ended March 31, 2020 reflects management's efforts to make calculated investments in marketing activities in an effort to drive incremental revenue.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2020 decreased to $12,000 as compared to $15,000 for the three months ended March 31, 2019.  The decrease was primarily attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

Net Income.  We generated net income of $1,428,000 for the three-month period ended March 31, 2020 as compared to net income of $1,187,000 for the three months ended March 31, 2019. The increase in net income for the three-month period ended March 31, 2020 compared to the same period in 2019 was primarily attributable to a combination of higher revenue, lower operating expense, reduced interest expense, and legal settlements.

Liquidity and Capital Resources

At March 31, 2020, we had positive working capital of approximately $4,296,000, compared to $2,925,000 at December 31, 2019. Our principal sources of liquidity at March 31, 2020 consisted of $2,666,000 of cash and $4,692,000 of accounts receivable.

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

On March 20, 2020, our Lender advanced the Company $2.5 million under the Line of Credit, which amounts were repaid on April 29, 2020. The advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable, most of which have been collected, and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

Cash Provided by (Used in) Operations.  Our cash provided by operating activities for the three months ended March 31, 2020 was $1,000, as compared to cash used in operations of $(121,000) for the three months ended March 31, 2019.

Cash Provided by Investing Activities. There was no cash provided by or used in investing activities for the three-month periods ended March 31, 2020 and 2019.

Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2020 was $2,400,000 as compared to cash provided by financing activities of $300,000 during the three months ended March 31, 2019.

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively. While we have concluded that a triggering event did not occur during the quarter ended March 31, 2020, the prolonged duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges.  We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

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

Recent Accounting Pronouncements

See Note 3 of the Condensed Consolidated Financial Statements included in this Quarterly Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of March 31, 2020, the Company owed $2.5 million under its existing Line of Credit.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2020. This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2020. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on March 30, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended March 31, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
January 2020	11,900	$14.35	11,900	$1,110,917
February 2020	-	-	-	$1,110,917
March 2020	-	-	-	$1,110,917
Subtotal	11,900	$14.35	11,900

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2020.

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

Registrant Date: May 15, 2020	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant Date: May 15, 2020	FitLife Brands, Inc. By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)