Form 10-Q
period 2020-06-30
FITLIFE BRANDS, INC.
filed 2020-08-13
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of August 12, 2020, a total of 1,060,389 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2020

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS:	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash	$2,218,000	$265,000
Accounts receivable, net of allowance of doubtful accounts, $387,000 and $27,000 respectively	1,362,000	2,366,000
Inventories, net of allowance for obsolescence of $75,000 and $130,000, respectively	3,467,000	2,998,000
Income tax receivable	40,000	-
Prepaid expenses and other current assets	59,000	72,000
Total current assets	7,146,000	5,701,000

Property and equipment, net	113,000	136,000
Right of use asset, net of amortization, $251,000 and $226,000 respectively	229,000	254,000
Goodwill	225,000	225,000
Security deposits	-	10,000
TOTAL ASSETS	$7,713,000	$6,326,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,635,000	$2,010,000
Accrued expense and other liabilities	495,000	464,000
Product returns	276,000	256,000
Lease liability - current portion	46,000	46,000
Total current liabilities	2,452,000	2,776,000

Long-term lease liability, net of current portion	183,000	208,000
PPP loan	450,000	-
TOTAL LIABILITIES	3,085,000	2,984,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of June 30, 2020 and December 31, 2019
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,033 and 1,054,516 issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	12,000	12,000
Treasury stock, 210,631 and 198,731 shares, respectively	(1,790,000)	(1,619,000)
Additional paid-in capital	32,176,000	32,055,000
Accumulated deficit	(25,770,000)	(27,106,000)
Total stockholders' equity	$4,628,000	$3,342,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,713,000	$6,326,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Three months ended		Six months ended
	June 30		June 30
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Revenue	$2,740,000	$4,618,000	$8,891,000	$10,496,000
Cost of goods sold	1,421,000	2,764,000	4,835,000	6,101,000
Gross profit	1,319,000	1,854,000	4,056,000	4,395,000

OPERATING EXPENSES:
General and administrative	1,001,000	796,000	1,734,000	1,570,000
Selling and marketing	435,000	616,000	1,106,000	1,166,000
Depreciation and amortization	10,000	13,000	23,000	28,000
Total operating expenses	1,446,000	1,425,000	2,863,000	2,764,000
OPERATING INCOME (LOSS)	(127,000)	429,000	1,193,000	1,631,000

OTHER EXPENSES (INCOME)
Interest expense	8,000	18,000	12,000	33,000
Interest income	(3,000)	-	(4,000)	-
Gain on settlement	-	(142,000)	(70,000)	(142,000)
Total other expenses (income)	5,000	(124,000)	(62,000)	(109,000)

PRE-TAX INCOME (LOSS)	$(132,000)	$553,000	$1,255,000	$1,740,000

PROVISION FOR INCOME TAXES	(40,000)	6,000	(81,000)	6,000

NET INCOME (LOSS)	(92,000)	547,000	1,336,000	1,734,000

PREFERRED STOCK DIVIDEND	-	(18,000)	-	(18,000)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(92,000)	529,000	1,336,000	1,716,000

NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$(0.09)	$0.51	$1.27	$1.59

Diluted	$(0.09)	$0.43	$1.19	$1.36

Basic weighted average common shares	1,060,033	1,047,447	1,055,893	1,079,517

Diluted weighted average common shares	1,060,033	1,239,875	1,126,631	1,258,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Series A Preferred		Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED JUNE 30, 2020

MARCH 31, 2020	-	$-	1,060,033	$12,000	(1,790,000)	$32,154,000	$(25,678,000)	$4,698,000
Fair value of common stock issued for services	-	-	-	-	-	10,000	-	10,000
Fair value of vested common shares and options issued for services	-	-	-	-	-	12,000	-	12,000
Net income	-	-	-	-	-	-	(92,000)	(92,000)

JUNE 30, 2020	-	$-	1,060,033	$12,000	(1,790,000)	$32,176,000	$(25,770,000)	$4,628,000

THREE MONTHS ENDED JUNE 30, 2019

MARCH 31, 2019	600	$-	1,113,952	$11,000	-	$32,156,000	$(28,617,000)	$3,550,000
Fair value of common stock issued for services	-	-	406	-	-	16,000	-	16,000
Repurchase of common stock	-	-	(99,238)	-	(566,000)	-	-	(566,000)
Dividend payments on preferred stock	-	-	-	-	-	(18,000)	-	(18,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	45,000	-	45,000
Net income	-	-	-	-	-	-	547,000	547,000

JUNE 30, 2019	600	$-	1,015,120	$11,000	(566,000)	$32,199,000	$(28,070,000)	$3,574,000

SIX MONTHS ENDED JUNE 30, 2020

DECEMBER 31, 2019	-	$-	1,054,516	$12,000	(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services	-	-	417	-	-	26,000	-	26,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services	-	-	-	-	-	24,000	-	24,000
Net income	-	-	-	-	-	-	1,336,000	1,336,000

JUNE 30, 2020	-	$-	1,060,033	$12,000	(1,790,000)	$32,176,000	$(25,770,000)	$4,628,000

SIX MONTHS ENDED JUNE 30, 2019

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services	-	-	2,415	-	-	39,000	-	39,000
Repurchase of common stock	-	-	(99,238)	-	(566,000)	-	-	(566,000)
Dividend payments on preferred stock	-	-	-	-	-	(18,000)	-	(18,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	71,000	-	71,000
Net income	-	-	-	-	-	-	1,734,000	1,734,000

JUNE 30, 2019	600	$-	1,015,120	$11,000	(566,000)	$32,199,000	$(28,070,000)	$3,574,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six months ended June 30
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,336,000	$1,734,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,000	28,000
Allowance for doubtful accounts	360,000	(161,000)
Allowance for inventory obsolescence	(55,000)	24,000
Common stock issued for services	26,000	39,000
Fair value of options issued for services	24,000	71,000
Right of use asset net of amortization and lease liability	-	4,000
Changes in operating assets and liabilities:
Accounts receivable - trade	643,000	(1,626,000)
Inventories	(414,000)	787,000
Prepaid expense	13,000	127,000
Income tax receivable	(40,000)	-
Security deposit	10,000	-
Accounts payable	(375,000)	(3,000)
Accrued interest	1,000	33,000
Accrued liabilities and other liabilities	31,000	(69,000)
Product returns	20,000	-
Net cash provided by operating activities	1,603,000	988,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	300,000
Proceeds from exercise of stock options	71,000	-
Proceeds from PPP loan	450,000	-
Dividend payments on preferred stock	-	(18,000)
Repurchases of common stock	(171,000)	(472,000)
Repayments of note payable	-	(140,000)
Net cash provided by (used in) financing activities	350,000	(330,000)

CHANGE IN CASH	1,953,000	658,000
CASH, BEGINNING OF PERIOD	265,000	259,000
CASH, END OF PERIOD	$2,218,000	$917,000

Supplemental disclosure operating activities
Cash paid for interest	$7,000	$33,000

Non-cash investing and financing activities
Recording of lease asset and liability upon adoption of ASU-2016-02	$-	$343,000
Accrued liability for stock buyback	$-	$94,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the OTC: PINK market.

Recent Developments

Line of Credit Agreement

 On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank, subsequently acquired by CIT Bank (the "Lender"), providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company.

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

On March 20, 2020, the Company drew on the Line of Credit in an amount equal to $2.5 million (the "Advance"), which Advance was repaid on April 29, 2020. The Company elected to borrow such amounts to ensure it maintained ample financial flexibility in light of the spread of the novel coronavirus ("COVID-19"). The Advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

Subsequent to the end of the quarter, on August 4, 2020, the Company and CIT Bank amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2021. The amendment also added a LIBOR floor of 75 bps to the Line of Credit Agreement. All other terms of the Line of Credit remain unchanged.

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

On September 24, 2019, the Company repaid all outstanding balances due on the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. Mr. Judd is the managing partner of Sudbury. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018.

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

During the three months ended June 30, 2020, the Company did not repurchase any shares of Common Stock. During the six months ended June 30, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions, as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
First quarter ended March 31, 2020	11,900	$14.35	11,900	$1,110,917
Second quarter ended June 30, 2020	-	-	-	1,110,917
Subtotal	11,900	$14.35	11,900	$1,110,917

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

COVID-19 Pandemic

The current coronavirus ("COVID-19") pandemic has had an effect on the Company’s employees, business and operations during the six months ended June 30, 2020, and those of its customers, vendors and business partners. In this regard, the Company’s financial results and business operations during six months ended June 30, 2020 have been materially and adversely affected due to the closure of some of our retail partners’ store locations and the ongoing stay-at-home orders, and our future financial position and operating results may be materially and adversely affected as well, although the extent of such effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through June 30, 2020, the Company has deferred payment of $24,000, which amount has been expensed and is included in accrued liabilities.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020.

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

Basic and Diluted Income (Loss) Per Share
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income (loss) available to common shareholders	$(92,000)	$529,000	$1,336,000	$1,716,000

Weighted average common shares - basic	1,060,033	1,047,447	1,055,893	1,079,517

Dilutive effect of outstanding warrants and stock options	-	192,428	70,738	179,003

Weighted average common shares - diluted	1,060,033	1,239,875	1,126,631	1,258,520

Net income (loss) per common share:

Basic	$(0.09)	$0.51	$1.27	$1.59
Diluted	$(0.09)	$0.43	$1.19	$1.36

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively. While we have concluded that a triggering event did not occur during the quarter ended June 30, 2020, the prolonged duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges.  We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended June 30, 2020 and 2019 were $1,213,000 and $3,486,000, respectively, representing 44% and 75% of total net revenue, respectively. Net sales to GNC during the six-month periods ended June 30, 2020 and 2019 were $5,910,000 and $8,350,000, respectively, representing 67% and 79% of total net revenue, respectively.

Gross accounts receivable attributable to GNC as of June 30, 2020 and 2019 were $1,305,000 and $3,228,000, respectively, representing 79% and 93% of the Company’s total accounts receivable balance, respectively. At June 30, 2020 and December 31, 2019, the allowance for doubtful accounts related to GNC was $354,000 and $0, respectively.

For the three months ended June 30, 2020 and 2019, online sales accounted for 41% and 13% of the Company’s net revenue, respectively. For the six months ended June 30, 2020 and 2019, online sales accounted for 22% and 11% of the Company’s net revenue, respectively.

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

During the quarter ended June 30, 2020, the Company recorded an income tax benefit and an income tax receivable of $40,000 related to the Company's 2019 federal tax return. This amount represents the remainder of the Company's alternative minimum tax carryforward.

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the limitations related to Internal Revenue Code and the Company’s lack of a prolonged history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of June 30, 2020 and December 31, 2019.

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

NOTE 4 – INVENTORIES

The Company’s inventories as of June 30, 2020 and December 31, 2019 were as follows:
	June 30, 2020	December 31,
	(unaudited)	2019
Finished goods	$3,200,000	$2,688,000
Components	342,000	440,000
Allowance for obsolescence	(75,000)	(130,000)
Total	$3,467,000	$2,998,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2020 and December 31, 2019 were as follows:
	June 30, 2020	December 31,
	(unaudited)	2019
Equipment	$902,000	$902,000
Accumulated depreciation	(789,000)	(766,000)
Total	$113,000	$136,000

Depreciation expense for the three months ended June 30, 2020 and 2019 was $10,000 and $13,000, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $23,000 and $28,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable – Related Parties

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP, an entity controlled by Dayton Judd, the Company’s Chief Executive Officer and Chair of the Board, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000 which was outstanding at December 31, 2018. During the three months ended March 31, 2019, an additional $300,000 was advanced to the Company, resulting in aggregate borrowings of $600,000. In addition, on December 26, 2018, the Company also issued a promissory note to Mr. Judd in the principal amount of $200,000. On September 24, 2019, the Company repaid all outstanding balances due under the terms of the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018.

Line of Credit – Mutual of Omaha Bank

On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank, subsequently acquired by CIT Bank (the "Lender"), providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company.

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty.

On March 20, 2020, the Lender advanced the Company $2.5 million under the Line of Credit, which amount was repaid on April 29, 2020. The advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

Subsequent to the end of the quarter, on August 4, 2020, the Company and CIT Bank amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2021. The amendment also added a LIBOR floor of 75 bps to the Line of Credit Agreement. All other terms of the Line of Credit remain unchanged.

Paycheck Protection Program Loan

On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

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

During the six months ended June 30, 2020, the Company made payments of $41,000 towards the lease liability. As of June 30, 2020, lease liability amounted to $229,000.  Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the six months ended June 30, 2020 was $19,000.  The right-of-use asset at June 30, 2020 was $229,000, net of amortization of $251,000.

Six months ended
Lease Cost	June 30, 2020
(unaudited)
Operating lease cost (included in general and administrative in the Company's unaudited
and condensed consolidated statement of operations)	$41,000

Other information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020	$
Weighted average remaining lease term - operating leases (in years)	4.33
Average discount rate - operating leases	9%

Operating leases	At June 30, 2020 (unaudited)
Long-term right-of-use assets	$229,000
Short-term operating lease liabilities	$46,000
Long-term operating lease liabilities	183,000
Total operating lease liabilities	$229,000

Year ending	Operating leases
2020 (remaining 6 months)	$ 32,000
2021	67,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(49,000)
Present value of lease liabilities	$229,000

NOTE 8 - EQUITY

Common Stock

a.	Common Stock Issued for Services

The Company is authorized to issue 15.0 million shares of Common Stock of which 1,060,033 shares of Common Stock were issued and outstanding as of June 30, 2020.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist using a derived service period of nine years. During the six months ended June 30, 2020, the Company recorded compensation expense of $10,000 to amortize the fair value of these shares of restricted Common Stock based upon the prorated derived service period.

During the six-month period ended June 30, 2019, the Company issued 2,415 shares of Common Stock with a fair value of $15,000 to directors for services rendered. The shares were valued at their respective dates of issuance.

During the six-month period ended June 30, 2020, the Company issued 417 shares of Common Stock with a fair value of $4,000 to directors for services rendered. The shares were valued at their respective date of issuance.

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

During the six-month period ended June 30, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions for the aggregate purchase price of $171,000. The Company is accounting for these shares as treasury stock.

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

Options

Information regarding options outstanding as of June 30, 2020 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2018	154,521	$13.10	5.7
Issued	8,000	6.85
Exercised	-
Forfeited	(13,236)	24.45
Outstanding, December 31, 2019	149,285	$11.76	5.0
Issued	-
Exercised	(17,000)	4.20
Forfeited	(36,500)	19.46
Outstanding, June 30, 2020	95,785	$10.17	6.3

Outstanding				Exercisable
Exercise Price per Share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80 - 23.00	90,210	6.5	$5.23	66,710	$6.08
$23.10 - $144.34	5,575	3.3	$90.20	5,575	$90.20
	95,785	6.3	$10.17	72,285	$12.57

During the six-month periods ended June 30, 2020 and 2019, the Company recognized compensation expense of $24,000 and $71,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of June 30, 2020 amounted to $532,000. Future unamortized compensation expense on the unvested outstanding options at June 30, 2020 amounted to $11,750, which will be recognized through October 2020.

Warrants

Total outstanding warrants to purchase shares of Company Common Stock as of June 30, 2020 and December 31, 2019 amounted to 35,870 shares. Total intrinsic value as of June 30, 2020 amounted to $206,000.

During the period ended June 30, 2020, no warrants were granted and no warrants expired unexercised.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the end of the quarter, on August 4, 2020, the Company and CIT Bank amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2021. The amendment also added a LIBOR floor of 75 bps to the Line of Credit Agreement. All other terms of the Line of Credit remain unchanged.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the OTC: PINK market.

Recent Developments

Line of Credit Agreement

 On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank, subsequently acquired by CIT Bank (the "Lender"), providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company. Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty. The Line of Credit Agreement includes customary events of default. If any such event of default occurs, the Lender may declare all outstanding loans under the Line of Credit to be due and payable immediately.

On March 20, 2020, the Company drew on the Line of Credit in an amount equal to $2.5 million (the "Advance"), which Advance was repaid on April 29, 2020. The Company elected to borrow such amounts to ensure it maintains ample financial flexibility in light of the spread of the novel coronavirus ("COVID-19"). The advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

Subsequent to the end of the quarter, on August 4, 2020, the Company and CIT Bank amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2021. The amendment also added a LIBOR floor of 75 bps to the Line of Credit Agreement. All other terms of the Line of Credit remain unchanged.

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

During the six months ended June 30, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions, as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
First quarter ended March 31, 2020	11,900	$14.35	11,900	$1,110,917
Second quarter ended June 30, 2020	-	-	-	1,110,917
Subtotal	11,900	$14.35	11,900	$1,110,917

COVID-19 Pandemic

The current coronavirus ("COVID-19") pandemic has had an effect on the Company’s employees, business and operations during the six months ended June 30, 2020, and those of its customers, vendors and business partners. In this regard, the Company’s financial results and business operations during six months ended June 30, 2020 have been materially and adversely affected due to the closure of some of our retail partners’ store locations and the ongoing stay-at-home orders, and our future financial position and operating results may be materially and adversely affected as well, although the extent of such effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through June 30, 2020, the Company has deferred payment of $24,000, which amount has been expensed and is included in accrued liabilities.

Results of Operations

Comparison of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019

	Three months ended				Six months ended
	June 30, 2020	June 30, 2019	Change		June 30, 2020	June 30, 2019	Change
Revenue	$2,740,000	$4,618,000	$(1,878,000)	(41)%	$8,891,000	$10,496,000	$(1,605,000)	(15)%
Cost of goods sold	(1,421,000)	(2,764,000)	1,343,000	(49)%	(4,835,000)	(6,101,000)	1,266,000	(21)%
Gross profit	1,319,000	1,854,000	(535,000)	(29)%	4,056,000	4,395,000	(339,000)	(8)%
Operating expenses	(1,446,000)	(1,425,000)	(21,000)	1%	(2,863,000)	(2,764,000)	(99,000)	4%
Income (loss) from operations	(127,000)	429,000	(556,000)	n/a	1,193,000	1,631,000	(438,000)	(27)%
Other income (expense)	(5,000)	124,000	(129,000)	n/a	62,000	109,000	(47,000)	(43)%
Provision for income tax	40,000	(6,000)	46,000	n/a	81,000	(6,000)	87,000	n/a
Net income (loss)	$(92,000)	$547,000	$(639,000)	n/a	$1,336,000	$1,734,000	$(398,000)	(23)%

Net Sales.  Revenue for the three months ended June 30, 2020 decreased 41% to $2,740,000 as compared to $4,618,000 for the three months ended June 30, 2019. Revenue for the six months ended June 30, 2020 decreased 15% to $8,891,000 as compared to $10,496,000 for the six months ended June 30, 2019. The decrease in revenue for the three- and six-month periods ended June 30, 2020 compared to the prior three- and six-month period is principally due to the closure of some of our retail partners’ store locations and the stay-at-home orders caused by the COVID-19 pandemic. While these conditions are anticipated to persist as long as many of the states continue with stay-at-home orders, and non-essential businesses remain closed due to COVID-19, although no assurances can be given, management believes that the negative material impact on our sales experienced during the prior three- and six-month period will abate during the quarter ended September 30, 2020, resulting in a return to growth in subsequent periods.

The decrease in revenue attributable to our retail partners was partially offset by increased revenue from online channels. Online revenue during the three and six months ended June 30, 2020 was approximately 41% and 22% of total revenue, respectively, compared to approximately 13% and 11% of total revenue during the three and six months ended June 30, 2019.

The recent COVID-19 outbreak has created significant economic uncertainty and volatility, which has materially and negatively impacted our business and operations, including those of our third-party suppliers and our wholesale partners. In this regard, the duration and continued impact of the outbreak on our operating results and financial condition cannot be determined at this time, although management currently anticipates that stay-at-home restrictions and the impact of those restrictions on our retail and wholesale partners, including effects on their liquidity and ability to maintain current store counts, will continue to affect our results from operations, although management currently does not anticipate that the negative material impact on our sales experienced during the prior three- and six-month period will continue in at least the current quarter ended September 30, 2020.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2020 decreased to $1,421,000 as compared to $2,764,000 for the three months ended June 30, 2019. Cost of goods sold for the six months ended June 30, 2020 decreased to $4,835,000 as compared to $6,101,000 for the six months ended June 30, 2019.  The decrease during the three- and six-month period is principally attributable to lower revenue reported during the quarter ended June 30, 2020.

Gross Profit.  Gross profit for the three months ended June 30, 2020 decreased to $1,319,000 as compared to $1,854,000 for the three months ended June 30, 2019. Gross profit for the six months ended June 30, 2020 decreased to $4,056,000 as compared to $4,395,000 for the six months ended June 30, 2019. The decrease during the three- and six- month period is principally attributable to lower revenue.

Gross margin for the three months ended June 30, 2020 increased to 48.1% compared to 40.1% during the same period last year. Gross margin for the six months ended June 30, 2020 was 45.6% compared to 41.9% for the same period last year. The increase was primarily attributable to a greater proportion of higher margin online revenue relative to wholesale revenue.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2020 increased to $1,001,000 as compared to $796,000 for the three months ended June 30, 2019. For the six-month period ended June 30, 2020, general and administrative expense increased to $ 1,734,000 from $1,570,000 during the same period in the prior year. The increases in both the three- and six- month periods ended June 30, 2020 reflect a write-off of approximately $354,000 for bad debt expense related to the GNC bankruptcy, as more particularly discussed below.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2020 decreased to $435,000 as compared to $616,000 for the three months ended June 30, 2019. Selling and marketing expense for the six months ended June 30, 2020 decreased to $1,106,000 as compared to $1,166,000 for the six months ended June 30, 2019. The decreases in both the three- and six-month periods ended June 30, 2019 reflect efforts to optimize our sales and marketing expense.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2020 decreased to $10,000 as compared to $13,000 for the three months ended June 30, 2019. Depreciation and amortization for the six months ended June 30, 2020 decreased to $23,000 as compared to $28,000 for the six months ended June 30, 2019. The decrease in both periods was primarily attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

 Net Income (Loss).  We generated a net loss of $(92,000) for the three-month period ended June 30, 2020 as compared to net income of $547,000 for the three months ended June 30, 2019. We generated a net income of $1,336,000 for the six-month period ended June 30, 2020 as compared to a net income of $1,734,000 for the six months ended June 30, 2019. The decrease in net income for the three- and six-month periods ended June 30, 2020 as compared to the same periods in 2019 was primarily due to lower revenue resulting from the impact of COVID-19.

Liquidity and Capital Resources

At June 30, 2020, we had positive working capital of approximately $4,694,000, compared to $2,925,000 at December 31, 2019. Our principal sources of liquidity at June 30, 2020 consisted of $2,218,000 of cash and $1,362,000 of accounts receivable.

The Company’s largest customer, GNC, filed for Chapter 11 bankruptcy protection on June 23, 2020. At the time of the filing, GNC owed the Company approximately $1,158,000.

Under US bankruptcy law, payment for product received by a customer in the 20 days preceding a bankruptcy filing is eligible for a priority administrative claim under Section 503(b)(9) of the US Bankruptcy Code. Generally, as long as the debtor company successfully emerges from Chapter 11, those claims are paid in full at the time the debtor emerges from bankruptcy. Claims associated with product received more than 20 days pre-petition are typically considered general unsecured claims and are subject to impairment through the bankruptcy process.

The majority of the Company’s receivables from GNC relate to product that was delivered in the 20 days leading up to the bankruptcy filing. As a result, the Company expects to be paid in full for those claims at such time as GNC emerges from bankruptcy, which is currently estimated to occur within the next two months.

Approximately $354,000 of the Company’s receivables relate to product delivered to GNC more than 20 days pre-petition and is therefore subject to impairment. While a partial recovery on such receivables is possible, the Company elected to write off the full amount of those receivables.

Subsequent to the GNC bankruptcy filing, the Company made the decision to continue to sell product to GNC on terms more favorable to the Company. Payment for all post-petition orders is paid in the ordinary course of business and is not subject to the bankruptcy process.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company has also provided for its cash needs by issuing Common Stock, options and warrants for certain operating costs, including consulting and professional fees. The Company currently anticipates that cash derived from operations and existing cash resources, along with available borrowings under the Line of Credit, will be sufficient to provide for the Company’s liquidity for the next twelve months.

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

On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank, subsequently acquired by CIT Bank (the "Lender"), providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company.

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty.

On March 20, 2020, the Lender advanced the Company $2.5 million under the Line of Credit, which amounts were repaid on April 29, 2020. The advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

 On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

Cash Provided by Operations.  Our cash provided by operating activities for the six months ended June 30, 2020 was $1,603,000, as compared to cash provided by operations of $988,000 for the six months ended June 30, 2019.

Cash Provided by Investing Activities. There was no cash provided by or used in investing activities for the six-month periods ended June 30, 2020 and 2019.

Cash Provided by (Used in) Financing Activities. Cash provided by financing activities for the six months ended June 30, 2020 was $350,000 as compared to cash used in financing activities of $(330,000) during the six months ended June 30, 2019.

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively. While we have concluded that a triggering event did not occur during the quarter ended June 30, 2020, the prolonged duration and severity of the COVID-19 pandemic could result in future goodwill impairment charges.  We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of June 30, 2020, the Company did not owe any amounts under its existing Line of Credit.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2020. This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2020. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended June 30, 2020.

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

Registrant Date: August 13, 2020	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant Date: August 13, 2020	FitLife Brands, Inc. By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)