Form 10-Q
period 2020-09-30
FITLIFE BRANDS, INC.
filed 2020-11-12
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of November 11, 2020, a total of 1,060,644 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	September 30,	December 31,
	2020	2019
	(Unaudited)
CURRENT ASSETS
Cash	$4,090,000	$265,000
Accounts receivable, net of allowance of doubtful accounts, $402,000 and $27,000 respectively	2,594,000	2,366,000
Inventories, net of allowance for obsolescence of $67,000 and $130,000, respectively	2,255,000	2,998,000
Income tax receivable	40,000	-
Prepaid expenses and other current assets	57,000	72,000
Total current assets	9,036,000	5,701,000

Property and equipment, net	105,000	136,000
Right of use asset, net of amortization, $261,000 and $226,000 respectively	219,000	254,000
Goodwill	225,000	225,000
Security deposits	-	10,000
TOTAL ASSETS	$9,585,000	$6,326,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,821,000	$2,010,000
Accrued expense and other liabilities	524,000	464,000
Product returns	276,000	256,000
Lease liability - current portion	49,000	46,000
Total current liabilities	2,670,000	2,776,000

Long-term lease liability, net of current portion	171,000	208,000
PPP loan	452,000	-
TOTAL LIABILITIES	3,293,000	2,984,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of September 30, 2020 and December 31, 2019
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,644 and 1,054,516 issued and outstanding as of September 30, 2020 and December 31, 2019 respectively	12,000	12,000
Treasury stock, 210,631 and 198,731 shares, respectively	(1,790,000)	(1,619,000)
Additional paid-in capital	32,195,000	32,055,000
Accumulated deficit	(24,125,000)	(27,106,000)
TOTAL STOCKHOLDERS' EQUITY	6,292,000	3,342,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,585,000	$6,326,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three months ended		Nine months ended
	September 30		September 30
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Revenue	$6,923,000	$5,316,000	$15,814,000	$15,812,000
Cost of goods sold	4,061,000	3,063,000	8,896,000	9,163,000
Gross profit	2,862,000	2,253,000	6,918,000	6,649,000

OPERATING EXPENSES:
General and administrative	684,000	782,000	2,419,000	2,352,000
Selling and marketing	509,000	583,000	1,614,000	1,749,000
Depreciation and amortization	9,000	12,000	31,000	40,000
Total operating expenses	1,202,000	1,377,000	4,064,000	4,141,000
OPERATING INCOME	1,660,000	876,000	2,854,000	2,508,000

OTHER EXPENSES (INCOME)
Interest expense	1,000	14,000	14,000	47,000
Interest income	(3,000)	-	(7,000)	-
Gain on settlement	-	(29,000)	(70,000)	(171,000)
Total other expenses (income)	(2,000)	(15,000)	(63,000)	(124,000)

PRE-TAX NET INCOME	1,662,000	891,000	2,917,000	2,632,000

PROVISION FOR INCOME TAXES	17,000	-	(64,000)	7,000

NET INCOME	1,645,000	891,000	2,981,000	2,625,000

PREFERRED STOCK DIVIDEND	-	(19,000)	-	(37,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,645,000	$872,000	$2,981,000	$2,588,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$1.55	$0.87	$2.82	$2.46
Diluted	$1.45	$0.72	$2.63	$2.08
Basic weighted average common shares	1,060,350	1,001,715	1,057,389	1,053,292
Diluted weighted average common shares	1,134,379	1,207,024	1,132,764	1,241,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

						Additional
	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
THREE MONTHS ENDED SEPTEMBER 30, 2020

JUNE 30, 2020	-	$-	1,060,033	$12,000	$(1,790,000)	$32,176,000	$(25,770,000)	$4,628,000
Fair value of common stock issued for services	-	-	611	-	-	8,000	-	8,000
Repurchase of common stock	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-
Fair value of vested common shares and options issued for services	-	-	-	-	-	11,000	-	11,000
Net income	-	-	-			-	1,645,000	1,645,000
SEPTEMBER 30, 2020	-	$-	1,060,644	$12,000	$(1,790,000)	$32,195,000	$(24,125,000)	$6,292,000

THREE MONTHS ENDED SEPTEMBER 30, 2019

JUNE 30, 2019	600	$-	1,015,120	$11,000	$(566,000)	$32,199,000	$(28,070,000)	$3,574,000
Fair value of common stock issued for services	-	-	401	-	-	4,000	-	4,000
Repurchase of common stock	-	-	(82,216)	-	(819,000)	-	-	(819,000)
Dividend payments on preferred stock	-	-	-	-	-	(19,000)	-	(19,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	34,000	-	34,000
Net income	-	-	-	-	-	-	891,000	891,000
SEPTEMBER 30, 2019	600	$-	933,305	$11,000	$(1,385,000)	$32,218,000	$(27,179,000)	$3,665,000

NINE MONTHS ENDED SEPTEMBER 30, 2020

DECEMBER 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services	-		1,028	-	-	34,000	-	34,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Dividends payments on preferred stock	-	-	-	-	-	-	-	-
Fair value of vested common shares and options issued for services	-	-	-	-	-	35,000	-	35,000
Net income	-	-	-	-	-	-	2,981,000	2,981,000
SEPTEMBER 30, 2020	-	-	1,060,644	$12,000	$(1,790,000)	$32,195,000	$(24,125,000)	$6,292,000

NINE MONTHS ENDED SEPTEMBER 30, 2019

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services	-	-	2,816	-	-	43,000	-	43,000
Repurchase of common stock	-	-	(181,454)	-	(1,385,000)	-	-	(1,385,000)
Dividend payments on preferred stock	-	-	-	-	-	(37,000)	-	(37,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	105,000	-	105,000
Net income	-	-	-	-	-	-	2,625,000	2,625,000
SEPTEMBER 30, 2019	600	$-	933,305	$11,000	$(1,385,000)	$32,218,000	$(27,179,000)	$3,665,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine months ended September 30
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,981,000	$2,625,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,000	40,000
Allowance for doubtful accounts	375,000	(166,000)
Allowance for inventory obsolescence	(62,000)	36,000
Common stock issued for services	40,000	55,000
Fair value of options issued for services	29,000	94,000
Right of use asset net of amortization and lease liability	-	66,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(603,000)	(1,572,000)
Inventories	805,000	1,005,000
Prepaid expense	15,000	160,000
Income tax receivable	(40,000)	-
Security deposit	10,000	-
Accounts payable	(189,000)	(595,000)
Accrued interest	1,000	41,000
Accrued liabilities and other liabilities	61,000	(65,000)
Product returns	20,000	-
Net cash provided by operating activities	3,475,000	1,724,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	300,000
Proceeds from exercise of stock options	71,000	-
Proceeds from paycheck protection program	450,000	-
Dividend payments on preferred stock	-	(37,000)
Repurchases of common stock	(171,000)	(889,000)
Repayments of note payable	-	(800,000)
Net cash provided by (used in) financing activities	350,000	(1,426,000)

CHANGE IN CASH	3,825,000	298,000
CASH, BEGINNING OF PERIOD	265,000	259,000
CASH, END OF PERIOD	$4,090,000	$557,000

Supplemental disclosure operating activities
Cash paid for interest	$-	$47,000

Non-cash investing and financing activities
Recording of lease asset and liability upon adoption of ASU-2016-02	$-	$343,000
Accrued liability for stock buyback	$94,000	$496,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition, PMD Sports, SirenLabs, CoreActive, and Metis Nutrition (together, “NDS Products”). In September 2015, the Company acquired iSatori, Inc., a Delaware corporation (“iSatori”) and as a result, the Company added three brands to its product portfolio, including iSatori, BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS”). The Company’s NDS Products are sold through NDS and the iSatori Products are sold through iSatori, a wholly owned subsidiary of the Company.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the OTC: PINK market.

Recent Developments

Share Repurchase Plan

During the three months ended September 30, 2020, the Company did not repurchase any shares of Common Stock pursuant to its share repurchase program initially approved by the Board of Directors (the "Board") on August 16, 2019, as amended on September 23, 2019 and November 6, 2019 (“Share Repurchase Program”). The Share Repurchase Program authorizes the Company to repurchase up to $2.5 million of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

During the nine months ended September 30, 2020, the Company repurchased 11,900 shares of Common Stock under the Share Repurchase Program, or approximately 1% of the issued and outstanding shares of the Company’s Common Stock, through private transactions, as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
First quarter ended March 31, 2020	11,900	$14.35	11,900	$1,110,917
Second quarter ended June 30, 2020	-	-	-	1,110,917
Third quarter ended September 30, 2020	-	-	-	1,110,917
Subtotal	11,900	$14.35	11,900

COVID-19 Pandemic

The COVID-19 pandemic has had an effect on the Company’s employees, business and operations during the nine months ended September 30, 2020, and those of its customers, vendors and business partners. In this respect, the temporary or permanent closure of some of our retail partners’ store locations and the stay-at-home orders that occurred early in the pandemic negatively affected our results from operations, although much of the impact has been offset by an increase in revenue attributable to online sales, and increased sales during the most recent quarter. Our future financial position and operating results could be materially and adversely affected in the event that a resurgence of COVID-19 cases leads to new stay-at-home orders and/or disruptions in both our supply chain and manufacturing lead-times, which could lower demand for the Company’s products and/or prevent the Company from producing and delivering its products in a timely manner, although the extent of these effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “PPP Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES ACT administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through September 30, 2020, the Company has deferred payment of $55,000, which amount has been expensed and is included in accrued liabilities.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2020.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income available to common shareholders	$1,645,000	$872,000	$2,981,000	$2,588,000

Weighted average common shares - basic	1,060,350	1,001,715	1,057,389	1,053,292

Dilutive effect of outstanding warrants and stock options	74,029	205,309	75,375	188,583

Weighted average common shares - diluted	1,134,379	1,207,024	1,132,764	1,241,875

Net income per common share:

Basic	$1.55	$0.87	$2.82	$2.46
Diluted	$1.45	$0.72	$2.63	$2.08

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months.  We determine if an arrangement is a lease at inception.  Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases.   Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets and lease liabilities for operating leases of $480,000 and $480,000, respectively. There was no cumulative-effect adjustment to accumulated deficit. See Note 7 for further information regarding the adoption of ASC 842 on the Company’s condensed consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively. While we have concluded that a triggering event did not occur during the quarter ended September 30, 2020, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges.  We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended September 30, 2020 and 2019 were $5,228,000 and $3,981,000, respectively, representing 76% and 75% of total net revenue, respectively. Net sales to GNC during the nine-month periods ended September 30, 2020 and 2019 were $11,138,000 and $12,331,000, respectively, representing 70% and 77% of total net revenue, respectively.

Gross accounts receivable attributable to GNC as of September 30, 2020 and 2019 were $2,447,000 and $2,992,000, respectively, representing 84% and 88% of the Company’s total accounts receivable balance, respectively. At September 30, 2020 and December 31, 2019, the allowance for doubtful accounts related to GNC was $354,000 and $0, respectively.

For the three months ended September 30, 2020 and 2019, online sales accounted for 17% and 12% of the Company’s net revenue, respectively. For the nine months ended September 30, 2020 and 2019, online sales accounted for 20% and 11% of the Company’s net revenue, respectively.

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

Income Taxes

As of December 31, 2019, the Company had federal net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $27 million, subject to Internal Revenue Service (“IRS”) statutory limitations. To the extent the Company reports federal taxable income for 2020, such income will be offset by NOLs.  This reduction in deferred tax assets would be offset by a corresponding reduction in the deferred tax asset valuation allowance resulting in no federal income tax expense.

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

During the quarter ended September 30, 2020, the Company recorded an income tax expense of $17,000 for state taxes.

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the limitations related to Internal Revenue Code and the Company’s lack of a prolonged history of profitable operations, the Company recorded a 100% valuation allowance against its net deferred tax assets as of September 30, 2020 and December 31, 2019.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Total allowance for expiring, excess and slow-moving inventory items as of September 30, 2020 and December 31, 2019 amounted to $67,000 and $130,000, respectively. The Company’s inventories as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,
	2020	December 31,
	(unaudited)	2019
Finished goods	$1,709,000	$2,688,000
Components	613,000	440,000
Allowance for obsolescence	(67,000)	(130,000)
Total	$2,255,000	$2,998,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,
	2020	December 31,
	(unaudited)	2019
Equipment	$902,000	$902,000
Accumulated depreciation	(797,000)	(766,000)
Total	$105,000	$136,000

Depreciation expense for the three months ended September 30, 2020 and 2019 was $9,000 and $12,000, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $31,000 and $40,000, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable – Related Parties

On December 26, 2018, the Company issued the Sudbury Note to Sudbury, an entity controlled by Dayton Judd, the Company’s Chief Executive Officer and Chair of the Board, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000 which was outstanding at December 31, 2018. During the three months ended March 31, 2019, an additional $300,000 was advanced to the Company under the Sudbury Note, resulting in aggregate borrowings of $600,000. In addition, on December 26, 2018, the Company also issued the Judd Note to Mr. Judd in the principal amount of $200,000. On September 24, 2019, the Company repaid all outstanding balances due under the terms of the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury on December 26, 2018.

Line of Credit – Mutual of Omaha Bank

On September 24, 2019, the Company entered into the Line of Credit Agreement with the Lender, providing the Company with a $2.5 million Line of Credit. The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the Maturity Date, unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company.

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

On August 4, 2020, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2021. The amendment also added a LIBOR floor of 75 bps to the Line of Credit Agreement. All other terms of the Line of Credit remain unchanged.

Paycheck Protection Program Loan

On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from the PPP Lender, pursuant to approval by the SBA for the Lender to fund the Company’s request for the PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any fees to obtain the PPP Loan. The promissory note provides for customary events of default, including, among others, failure to make a payment when due, cross-defaults under any loan documents with the lender, certain cross-defaults under agreements with third parties, events of bankruptcy or insolvency, certain change of control events, and material adverse changes in the Company’s financial condition. If an event of default occurs, the Lender will have the right to accelerate indebtedness under the PPP Loan and/or pursue other remedies available to the Lender pursuant to the terms of the promissory note.

The Company may apply to the Lender for forgiveness of some or all of the PPP Loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, mortgage interest, covered rent and covered utilities payments, in each case incurred by the Company during the measurement period following the effective date of the promissory note, calculated in accordance with the terms of the CARES Act, Certain reductions in the Company’s payroll costs during the measurement period may reduce the amount of the PPP Loan eligible for forgiveness. The Company intends to apply for full forgiveness of the PPP Loan within 10 months of April 27, 2020, the last day of the loan forgiveness period. There is no guarantee, and the Lender does not make any representation, that the Company will receive forgiveness for any amount of the PPP Loan proceeds received by the Company.

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

During the nine months ended September 30, 2020, the Company made payments resulting in a $37,000 reduction in the lease liability. As of September 30, 2020, lease liability amounted to $220,000.  Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the nine months ended September 30, 2020 was $59,000.  The right-of-use asset at September 30, 2020 was $219,000, net of amortization of $261,000.

Nine months ended
Lease Cost	September 30, 2020
Operating lease cost (included in general and administrative in the Company's unaudited and consolidated statement of operations)	$59,000

Other information
Cash paid for amounts included in the measurement of lease liabilities for the third quarter of 2020	$-
Weighted average remaining lease term - operating leases (in years)	4.1
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At September 30, 2020
Long-term right-of-use assets	$219,000
Short-term operating lease liabilities	$49,000
Long-term operating lease liabilities	171,000
Total operating lease liabilities	$220,000

Maturities of the Company's lease liabilities are as follows (in thousands):

Year ending	Operating leases
2020 (remaining 3 months)	$ 16,000
2021	67,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(42,000)
Present value of lease liabilities	$220,000

NOTE 8 - EQUITY

Common Stock

a.	Common Stock Issued for Services

The Company is authorized to issue 15.0 million shares of Common Stock of which 1,060,644 shares of Common Stock were issued and outstanding as of September 30, 2020.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist using a derived service period of nine years. During the nine months ended September 30, 2020, the Company recorded compensation expense of $29,000 to amortize the fair value of these shares of restricted Common Stock based upon the prorated derived service period.

During the three-month period ended September 30, 2020, the Company issued 611 shares of Common Stock with a fair value of $8,000 to directors for services rendered. The shares were valued at their respective dates of issuance.

During the nine-month period ended September 30, 2020, the Company issued 1,028 shares of Common Stock with a fair value of $11,000 to directors for services rendered. The shares were valued at their respective date of issuance.

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

During the nine-month period ended September 30, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions for the aggregate purchase price of $171,000. The Company is accounting for these shares as treasury stock.

c.	Reverse/Forward Split

On April 11, 2019, the Company filed two Certificates of Change with the Secretary of State of the State of Nevada, the first to effect a reverse stock split of both the Company’s issued and outstanding and authorized Common Stock, at a ratio of 1-for-8,000, and the second to effect a forward stock split of both the Company’s issued and outstanding and authorized Common Stock at a ratio of 800-for-1 (the “Reverse/Forward Split”). The Reverse/Forward Split became effective, and the Company’s Common Stock began trading on a post-split basis, on Tuesday, April 16, 2019.

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

As a result of the Reverse/Forward Split, the number of shares of Company Common Stock authorized for issuance under the Company’s Articles of Incorporation, as amended, was decreased from 150,000,000 shares to 15,000,000 shares. The Reverse/Forward Split did not affect the Company’s Preferred Stock, par value $0.01 per share ("Preferred Stock"), nor did it affect the par value of the Company’s Common Stock.

The share and per share amounts included in these unaudited interim condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the 1-for-10 aspect of the Reverse/Forward Split as if it occurred as of the earliest period presented.

Options

Information regarding options outstanding as of September 30, 2020 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2018	154,521	$13.10	5.7
Issued	8,000	6.85
Exercised	-
Forfeited	(13,236)	24.45
Outstanding, December 31, 2019	149,285	$11.76	5.0
Issued	-
Exercised	(17,000)	4.20
Forfeited	(36,500)	19.46
Outstanding, September 30, 2020	95,785	$10.17	6.1

	Outstanding			Exercisable

Exercise Price Per share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80- $23.00	90,210	6.3	$5.23	90,210	$5.23
$23.10 - $144.34	5,575	3.0	$90.20	5,575	$90.20
	95,785	6.1	$10.17	95,785	$10.17

During the nine-month periods ended September 30, 2020 and 2019, the Company recognized compensation expense of $29,000 and $94,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of September 30, 2020 amounted to $859,000. As of September 30, 2020 there is no unamortized compensation expense.

Warrants

Total outstanding warrants to purchase shares of Company Common Stock as of September 30, 2020 and December 31, 2019 amounted to 35,870 shares. Total intrinsic value as of September 30, 2020 amounted to $364,000.

During the period ended September 30, 2020, no warrants were granted and no warrants expired unexercised.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
35,870	$4.60	11/13/18	11/13/23	Yes

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company received payment of $829,000 from GNC in full satisfaction of its administrative claim relating to FitLife product that was received by GNC in the 20 days preceding its bankruptcy filing. Receivables relating to product delivered more than 20 days prior to the bankruptcy were fully reserved by the Company during the second quarter of 2020. The Company anticipates that any additional recovery from GNC related to its bankruptcy filing will be immaterial.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). This discussion and analysis may contain forward-looking statements based on assumptions about our future business.

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the brand names NDS Nutrition, PMD Sports, SirenLabs, CoreActive, and Metis Nutrition (together, “NDS Products”). In September 2015, the Company acquired iSatori, Inc., a Delaware corporation (“iSatori”) and as a result, the Company added three brands to its product portfolio, including iSatori, BioGenetic Laboratories, and Energize (together, “iSatori Products”). The NDS Products are distributed principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 25,000 retail locations, which include specialty, mass, and online.

The Company was incorporated in the State of Nevada on July 26, 2005. In October 2008, the Company acquired the assets of NDS Nutritional Products, Inc., a Nebraska corporation, and moved those assets into its wholly owned subsidiary NDS Nutrition Products, Inc., a Florida corporation (“NDS”). The Company’s NDS Products are sold through NDS and the iSatori Products are sold through iSatori, a wholly owned subsidiary of the Company.

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

The Company intends to conduct its Share Repurchase Program in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Repurchases may be made at management's discretion from time to time in the open market or through privately negotiated transactions. The Company may suspend or discontinue the Share Repurchase Program at any time, and may thereafter reinstitute purchases, all without prior announcement.

During the nine months ended September 30, 2020, the Company repurchased 11,900 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company, through private transactions, as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
First quarter ended March 31, 2020	11,900	$14.35	11,900	$1,110,917
Second quarter ended June 30, 2020	-	-	-	1,110,917
Third quarter ended September 30, 2020	-	-	-	1,110,917
Subtotal	11,900	$14.35	11,900

COVID-19 Pandemic

The COVID-19 pandemic has had an effect on the Company’s employees, business and operations during the nine months ended September 30, 2020, and those of its customers, vendors and business partners. In this respect, the temporary or permanent closure of some of our retail partners’ store locations and the stay-at-home orders that occurred early in the pandemic negatively affected our results from operations, although much of the impact has been offset by an increase in revenue attributable to online sales, and increased sales during the most recent quarter. Our future financial position and operating results could be materially and adversely affected in the event that a resurgence of COVID-19 cases leads to new stay-at-home orders and/or disruptions in both our supply chain and manufacturing lead-times, which could lower demand for the Company’s products and/or prevent the Company from producing and delivering its products in a timely manner, although the extent of these effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “PPP Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through September 30, 2020, the Company has deferred payment of $55,000, which amount has been expensed and is included in accrued liabilities.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019

	Three months ended				Nine months ended
	September 30, 2020	September 30, 2019	Change	%	September 30, 2020	September 30, 2019	Change	%
Revenue	$ 6,923,000	$5,316,000	$ 1,607,000	30%	$ 15,814,000	$ 15,812,000	$2,000	0%
Cost of goods sold	(4,061,000)	(3,063,000)	(998,000)	33%	(8,896,000)	(9,163,000)	267,000	-3%
Gross profit	2,862,000	2,253,000	609,000	27%	6,918,000	6,649,000	269,000	4%
Operating expenses	(1,202,000)	(1,377,000)	175,000	-13%	(4,064,000)	(4,141,000)	77,000	-2%
Income from operations	1,660,000	876,000	784,000	89%	2,854,000	2,508,000	346,000	14%
Other income (expense)	2,000	15,000	(13,000)		63,000	124,000	(61,000)
Provision for income tax	(17,000)	-	(17,000)		64,000	(7,000)	71,000
Net income	$ 1,645,000	$891,000	$ 754,000	85%	$ 2,981,000	$ 2,625,000	$ 356,000	14%

Net Sales.  Revenue for the three months ended September 30, 2020 increased 30% to $6,923,000 as compared to $5,316,000 for the three months ended September 30, 2019. Revenue for the nine months ended September 30, 2020 increased slightly to $15,814,000 as compared to $15,812,000 for the nine months ended September 30, 2019.

The increase in revenue for the three-month period ended September 30, 2020 compared to the prior three-month period is principally due higher wholesale revenue driven by a restocking of our products with GNC subsequent to its bankruptcy filing as well as continued growth in our direct-to-consumer online sales.

Online revenue during the three and nine months ended September 30, 2020 was approximately 17% and 20% of total revenue, respectively, compared to approximately 12% and 11% of total revenue during the three and nine months ended September 30, 2019.

The recent COVID-19 outbreak has created significant economic uncertainty and volatility, which has impacted our business and operations early in the pandemic, including those of our third-party suppliers and our wholesale partners. Although the early impact of the pandemic has largely been offset by revenue attributable to online distribution channels and the lifting of stay-at-home orders during the recent quarter, a resurgence of COVID-19 may result in additional stay-at-home orders, which may affect our operating results and financing condition, the duration of which cannot be determined at this time.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2020 increased to $4,061,000 as compared to $3,063,000 for the three months ended September 30, 2019. Cost of goods sold for the nine months ended September 30, 2020 decreased to $8,896,000 as compared to $9,163,000 for the nine months ended September 30, 2019.  The increase in cost of goods sold during the three-month period ended September 30, 2020 is primarily attributable to higher revenue. The decrease in cost of goods sold during the nine-month period ended September 30, 2020 is due to a greater mix of revenue coming from our higher-margin direct-to-consumer business.

Gross Profit.  Gross profit for the three months ended September 30, 2020 increased to $2,862,000 as compared to $2,253,000 for the three months ended September 30, 2019. Gross profit for the nine months ended September 30, 2020 increased to $6,918,000 as compared to $6,649,000 for the nine months ended September 30, 2019. The increase during the three- and nine-month periods is principally attributable to a combination of higher revenue and a greater mix of direct-to-consumer sales.

Gross margin for the three months ended September 30, 2020 decreased to 41.3% compared to 42.4% during the same period last year. Gross margin for the nine months ended September 30, 2020 was 43.7% compared to 42.1% for the same period last year.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2020 decreased to $684,000 as compared to $782,000 for the three months ended September 30, 2019. For the nine-month period ended September 30, 2020, general and administrative expense increased to $2,419,000 from $2,351,000 during the same period in the prior year. The increase in the nine-month period ended September 30, 2020 reflects a write-off of approximately $354,000 for bad debt expense related to the GNC bankruptcy, as more particularly discussed below. Excluding the one-time write-off of bad debt, the decline in general and administrative expense reflects the Company’s continuing focus on cost control.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2020 decreased to $509,000 as compared to $583,000 for the three months ended September 30, 2019. Selling and marketing expense for the nine months ended September 30, 2020 decreased to $1,614,000 as compared to $1,749,000 for the nine months ended September 30, 2019. The decreases in both the three- and nine-month periods ended September 30, 2019 reflect continuing efforts to optimize our sales and marketing expense.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2020 decreased to $9,000 as compared to $12,000 for the three months ended September 30, 2019. Depreciation and amortization for the nine months ended September 30, 2020 decreased to $31,000 as compared to $40,000 for the nine months ended September 30, 2019. The decrease in both periods was primarily attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

 Net Income (Loss).  We generated net income of $1,645,000 for the three-month period ended September 30, 2020 as compared to net income of $891,000 for the three months ended September 30, 2019. We generated net income of $2,981,000 for the nine-month period ended September 30, 2020 as compared to net income of $2,625,000 for the nine months ended September 30, 2019. The increase in net income for both the three- and nine-month periods ended September 30, 2020 is primarily due to a combination of higher revenue, increasing direct-to-consumer sales, and cost reduction.

Liquidity and Capital Resources

At September 30, 2020, we had positive working capital of approximately $6,366,000, compared to $2,925,000 at December 31, 2019. Our principal sources of liquidity at September 30, 2020 consisted of $4,090,000 of cash and $2,594,000 of accounts receivable.

The Company’s largest customer, GNC, filed for Chapter 11 bankruptcy protection on June 23, 2020. At the time of the filing, GNC owed the Company approximately $1.2 million.

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

At the time of the filing, the majority of the Company’s receivables from GNC related to product that was delivered in the 20 days leading up to the bankruptcy filing. Subsequent to the end of the quarter, the Company was paid $829,000 in full settlement of its priority administrative claim.

Approximately $354,000 of the Company’s receivables related to product delivered to GNC more than 20 days pre-petition and is therefore subject to impairment. This claim remains unsettled. While a partial recovery on such receivables is possible, the Company elected to write off the full amount of those receivables during the second quarter of 2020.

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

The Company is dependent on cash flow from operations and, to a lesser extent, amounts available under the Line of Credit to satisfy its working capital requirements. While management currently believes it has adequate cash and cash flow from operations to satisfy its working capital requirements during the next twelve months, no assurances can be given. Should the Company suffer extended losses and exhaust its current cash reserves, and/or be unable to generate sufficient revenue in the future to achieve positive cash flow from operations, and/or should capital be unavailable under the terms of the Line of Credit, additional working capital will be required. Management currently has no intention to raise additional working capital through the sale of equity or debt securities and believes that its available cash and the cash flow from operations and available borrowings under the Line of Credit will provide sufficient capital necessary to operate the business over the next twelve months.

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

 On April 27, 2020, the Company received proceeds from the PPP Loan pursuant to the Loan Agreement in the amount of $449,700 from the PPP Lender, pursuant to approval by the SBA for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program created as part of the recently enacted CARES Act administered by the SBA. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan is scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

Cash Provided by Operations.  Our cash provided by operating activities for the nine months ended September 30, 2020 was $3,475,000, as compared to cash provided by operations of $1,724,000 for the nine months ended September 30, 2019.

Cash Provided by Investing Activities. There was no cash provided by or used in investing activities for the nine-month periods ended September 30, 2020 and 2019.

Cash Provided by (Used in) Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2020 was $350,000 as compared to cash used in financing activities of $(1,426,000) during the nine months ended September 30, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expense, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our consolidated financial statements. The Securities and Exchange Commission (the "SEC") considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, “Summary of Significant Accounting Policies”.

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively. While we have concluded that a triggering event did not occur during the quarter ended September 30, 2020, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges.  We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of September 30, 2020, the Company did not owe any amounts under its existing Line of Credit.

Investments of our existing cash balances in both fixed rate and floating rate interest-earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income will vary due to changes in interest rates and we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

We do not hold any derivative instruments and do not engage in any hedging activities.

 ITEM 4.  CONTROLS AND PROCEDURES

(a)             Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2020. This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)             Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2020. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2020.

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

Registrant Date: November 12, 2020	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant Date: November 12, 2020	FitLife Brands, Inc. By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)