Form 10-K
period 2020-12-31
FITLIFE BRANDS, INC.
filed 2021-03-26
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $5,120,383.

As of March 26, 2021, there were 1,090,818 shares of common stock, $0.01 par value per share, issued and outstanding.

FITLIFE BRANDS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020 and 2019

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

Use of Market and Industry Data

This Report includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

-ii-

PART I

ITEM 1.  BUSINESS

As used in this Annual Report, “we”, “us”, “our”, “FitLife”, “FitLife Brands”, the “Company” or “our company” refers to FitLife Brands, Inc. and all of its subsidiaries.

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, and Metis Nutrition (together, “NDS Products”); and (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products").  The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.

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

Subsequent to the end of the fiscal year, on February 1, 2021, the Board approved an additional amendment to the previously authorized Share Repurchase Program. Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of securities issued by the Company.

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

During the year ended December 31, 2020, the Company repurchased 11,900 shares of Common Stock under the Share Repurchase Program, or approximately 1% of the issued and outstanding shares of the Company’s Common Stock, through private transactions, as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
January 2020	11,900	$14.35	11,900	$ 1,110,917

Subtotal	11,900	$14.35	11,900

COVID-19 Pandemic

The COVID-19 pandemic has had an effect on the Company’s employees, business and operations during the fiscal year ended December 31, 2020, and those of its customers, vendors and business partners. In this respect, the temporary or permanent closure of some of our retail partners’ store locations and the stay-at-home orders that occurred early in the pandemic negatively affected our results from operations, although much of the impact has been offset by an increase in revenue attributable to online sales, and increased sales during the more recent quarters. Our future financial position and operating results could be materially and adversely affected in the event that a resurgence of COVID-19 cases leads to new stay-at-home orders and/or disruptions in both our supply chain and manufacturing lead-times, which could lower demand for the Company’s products and/or prevent the Company from producing and delivering its products in a timely manner, although the extent of these effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “PPP Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES ACT administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. Subsequent to the end of the fiscal year, the Company was informed by the PPP Lender and the SBA that the full balance of the PPP Loan, including accrued interest, was forgiven on January 15, 2021.

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through December 31, 2020, the Company has deferred payment of $77,000, which amount has been expensed and is included in accrued liabilities.

Line of Credit Agreement

On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank (the "Lender"), subsequently acquired by CIT Bank, providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company. See Note 5 of the Footnotes to the Financial Statements included elsewhere in this Annual Report. On March 20, 2020, the Company drew on the Line of Credit in an amount equal to $2.5 million (the "Advance"), which Advance was repaid on April 29, 2020. The Company elected to borrow such amounts to ensure it maintained ample financial flexibility in light of the spread of the novel coronavirus ("COVID-19"). The Advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

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

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold both nationally and internationally. The Company currently markets more than 75 different NDS Products to more than 750 GNC franchise locations located in the United States, as well as to additional franchise locations in other countries, all of which are distributed primarily through GNC’s distribution system. In addition, following the launch of Metis Nutrition, we distribute products through more than 1,600 corporate GNC stores in the United States. We sell iSatori Products through more than 17,000 specialty, mass, and online retail locations. A complete product list is available on our website at fitlifebrands.com.

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

●
Sports Nutritionals: Products including Bio-Active Peptides (Bio-Gro™), advanced creatine powder (Creatine A5X), and a natural testosterone booster (Isa-TestGF™);

●
Energy Products: iSatori’s energy supplement, Energize, designed to safely boost energy through a combination of time-released caffeine, vitamins, and herbal formulations;

●
Meal Replacements: protein-based products related to health nutrition and performance, including iSatori’s 100% Bio-Active Whey, a premium protein blend with Bio-Active Peptides; and

●
Weight Loss Products: iSatori’s weight loss products are principally sold under the BioGenetic Laboratories brand and include Forskolin Lean & Tone™ and hCG Alternative, as well as iSatori’s thermogenic, LIPO-DREX™ with C3G nutrient partitioning technology.

Manufacturing, Sources and Availability of Raw Materials

All of the Company’s products are manufactured by FDA-regulated contract manufacturers within the United States and Canada. Each contract manufacturer is required by the Company to abide by current Good Manufacturing Practices (“cGMPs”) to ensure quality and consistency, and to manufacture its products according to the Company’s strict specifications, and nearly all our contract manufacturers are certified through a governing body such as the NPA (“Natural Products Association”) or NSF International. In most cases, contract manufacturers purchase the raw materials based on the Company’s specifications; however, from time to time, the Company will license particular raw material ingredients and supply its own source to the manufacturer. Once produced, in addition to in-house testing performed by the contract manufacturer, the Company may also perform independent analysis and testing. The contract manufacturer either ships the finished product to one of our fulfillment centers or directly to our customers. The Company has implemented vendor qualification programs for all of its suppliers and manufacturers, including analytical testing of purchased products. As part of the vendor program, the Company also periodically inspects vendors’ facilities to monitor quality control and assurance procedures.

 Product Reformulations and New Product Identification

From time to time we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 32 new products during the year ended December 31, 2020, which included 12 completely new products, and 20 product reformulations and flavor extensions, and 11 new products during the year ended December 31, 2019, which included 6 completely new products, and 5 product reformulations and flavor extensions.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempt to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through more than 750 GNC franchise locations located throughout the United States. The Company also distributes NDS Products to additional franchise locations in other countries. On May 1, 2014, the Company transitioned the majority of its distribution of NDS Products to GNC’s centralized distribution platform for all NDS Products, excluding protein products, which transitioned in mid-September 2014. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of NDS Products to individual franchise locations. For the years ended December 31, 2020 and 2019, the majority of NDS Product sales were through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally. In addition, we have recently relaunched our Core Active brand as a new online-exclusive brand. The GNC domestic franchise market remains the core of our operations. Management is committed to continue to work collaboratively with GNC and its franchisees to build on our established track records of growth and innovation.

iSatori Products

iSatori Products are distributed directly to consumers through the Company's own websites and through other e-commerce platforms such as Amazon.com, Inc. ("Amazon"), as well as through the specialty, drug and mass-market distribution channels. iSatori products are currently sold in over 17,000 retail locations.

In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s experienced sales employees and management to oversee the drug and mass-market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. In addition to the Company’s online distribution channels for direct-to-consumer sales, major iSatori customers include BodyBuilding.com, CVS, GNC, Rite Aid, Vitamin Shoppe, Walgreens and Wal-Mart.

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

Product Returns

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from store shelves or the distribution center in the event the product is damaged, short dated, expired or recalled. GNC maintains a customer satisfaction program that allows customers to return product to the store for credit or refund. Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. We also support a product return policy for iSatori Products, whereby customers can return product for credit or refund. Product returns can and do occur from time to time and can be material.

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

Employees

We had 23 and 28 full-time employees as of December 31, 2020 and 2019, respectively. In addition, the Company retains consultants for certain services on an as-needed basis. We consider our employee relations to be good.

Cost of Compliance with Environmental Laws

We have not incurred any costs associated with compliance with environmental regulations, nor do we anticipate any future costs associated with environmental compliance; however, no assurances can be given that we will not incur such costs in the future.

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

Risk Factors Relating to our Business and Industry

The Company was profitable during the years ended December 31, 2020 and 2019. However, we may not be able to achieve sustained profitability. Our failure to sustain profitability or effectively manage growth could result in net losses, and therefore negatively affect our financial condition.

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

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 71% and 75% of our total sales for the years ended December 31, 2020 and 2019, respectively. GNC’s franchisees are not required to carry our products. In the event GNC ceases purchasing products from us, or otherwise reduces its purchases, our total revenue will be negatively impacted, and such impact could be material. Moreover, the transition to GNC’s centralized distribution system has had the effect of concentrating the majority of our accounts receivable with a single payor. Prior to the transition, we collected receivables directly from over 300 franchisees. Although the acquisition of iSatori has reduced the percentage of total accounts receivable attributable to GNC, we anticipate that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that our sales to GNC decrease, our results from operations will be negatively affected, and such effect may be material.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to our wholesale partners as well as directly to the end consumer. We may invest significant amounts in these expansions with little success, and if we are unable to maintain good relationships with our existing customers and e-commerce platforms, our business could suffer.

We currently are focusing our marketing efforts on increasing the sale of products to GNC, both domestically and internationally, as well as increasing the number of retailers selling iSatori Products. In addition, we are focused on increasing our direct-to-consumer revenue through e-commerce platforms such as Amazon. We may not be able to successfully increase sales through these channels.  Moreover, unilateral decisions could be taken by our distributors, customers, or third-party e-commerce platforms such as Amazon, to discontinue carrying all or any of our products that they are carrying or selling at any time, which would cause our business to suffer. The inability to sell our products through e-commerce platforms, including Amazon, would materially impact our sales and operating results.

In addition, although we continued efforts to expand international distribution for our products in the years ended December 31, 2020 and 2019, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

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

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries, including the U.S., could adversely impact our operations or those of our third-party suppliers, as well as our sales to wholesale partners. In addition, we rely on raw material suppliers located within and outside the U.S. who source their materials from China, among other countries. The extent to which the coronavirus impacts our operations, those of our third-party suppliers or our wholesale partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the public avoids public spaces, including retail stores, or if we, or any of our third-party suppliers encounter any disruptions to our or their respective operations, facilities or stores, or if our wholesale partners’ retail stores were to partially or fully close due to the coronavirus, which has previously occurred in the case of certain GNC locations, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the manufacture, supply, distribution and sale of our products and our financial results could be adversely affected.

We are dependent on our third-party manufacturers to supply our products in the compositions we require, and we do not independently analyze each production lot of our products. Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenue and the loss of distributors.

Although we require that our manufacturers verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely primarily, with limited independent verification, on certificates of analysis regarding product content provided by our third-party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to reliably supply products to us in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenue, and loss of distributors and endorsers.

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

The nutritional supplement industry has been growing at a strong pace over the past ten years. However, any reported medical concerns with respect to ingredients commonly used in nutritional supplements could negatively impact the demand for our products. Additionally, low-carb products, liquid meal replacements and similar competing products addressing changing consumer tastes and preferences could affect the market for certain categories of supplements. All these factors could have a negative impact on our sales growth.

Our U.S. Net Operating Loss ("NOL") carryforwards may expire or could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code (“IRC”) or if changes are made to the IRC.

We have significant U.S. NOL carryforwards. Under federal tax laws, we can carry forward and use our NOLs to reduce our future U.S. taxable income and tax liabilities until such NOL carryforwards expire in accordance with the IRC of 1986, as amended. Our NOL carryforwards provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state taxable income in future years to use the benefits before they expire, we will permanently lose the benefit of the NOL carryforwards.

Additionally, Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our NOL carryforwards, as well as certain built-in losses, against the future U.S. taxable income in the event of a change in ownership, as defined under the IRC. While we have implemented a stockholder’s right plan to protect our NOL carryforwards, there is no assurance that we will not experience a change in ownership in the future as a result of changes in our stock ownership, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our NOL carryforwards.

If other changes are made to the IRC, they could impact our ability to utilize our NOLs. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

Risk Factors Relating to Our Common Stock

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

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenue can be subject to wide price swings. For example, the closing price of our Common Stock has ranged from a high of $21.60 to a low of $7.70 during the year ending December 31, 2020. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

We may issue preferred stock with rights senior to the common stock.

Our Articles of Incorporation authorize the issuance of up to 10.0 million shares of preferred stock in the aggregate. Currently, 1,000 shares of Series A Preferred Stock, par value $0.01 per share, are authorized (the “Series A Preferred”) and, therefore, could be issued without shareholder approval. For purposes of enacting its Tax Benefits Preservation Plan, dated February 26, 2021, by and between the Company and Colonial Stock (the "Tax Benefits Plan"), the Company's transfer agent, the Company has designating a new class of Preferred Stock as Series B Junior Participating Preferred Stock, par value $0.01, which shall have rights, powers, and preferences similar to those of the Company's Common Stock. However, the rights and preferences of any class or series of preferred stock, were we to designate or issue additional shares of preferred stock, would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our Common Stock.

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

Due to the securities held by Sudbury Capital Fund, LP ("Sudbury") and Dayton Judd, the Company’s Chair of the Board and Chief Executive Officer, Mr. Judd may be deemed to be the beneficial owner of a majority of the Company’s outstanding voting securities. Consequently, Mr. Judd individually, and together with Sudbury, as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business transactions requiring shareholder approval. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices. In addition, as a result of Mr. Judd’s position as Chair of the Board and Chief Executive Officer, he and/or Sudbury may have the ability to exert influence over both the actions of the Board of Directors, as well as the execution of management’s plans.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company, including its subsidiaries, leases its headquarters in Omaha, Nebraska.   Management believes that the Company's site is adequate to support the business and suitable for present purposes, and the property and equipment have been well maintained.

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

As of December 31, 2020, there were 1,060,818 shares of Common Stock outstanding, and there were 34 shareholders of record of the Company’s Common Stock in addition to an undetermined number of holders whose shares are held in “street name.”

The following table sets forth for the periods indicated the high and low closing prices for our Common Stock.

	High	Low
Fiscal Year 2020
First Quarter (January - March 2020)	$14.75	$7.70
Second Quarter (April - June 2020)	$12.25	$9.00
Third Quarter (July - September 2020)	$14.96	$9.91
Fourth Quarter (October - December 2020)	$21.60	$14.00

	High	Low
Fiscal Year 2019
First Quarter (January - March 2019)	$5.65	$4.00
Second Quarter (April - June 2019)	$10.00	$5.40
Third Quarter (July - September 2019)	$11.05	$8.50
Fourth Quarter (October - December 2019)	$14.10	$9.69

On March 25, 2021, the closing price of our Common Stock was $24.04 per share.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the year ended December 31, 2020, the Company repurchased 11,900 shares of Common Stock under the Share Repurchase Program, or approximately 1% of the issued and outstanding shares of the Company’s Common Stock, through private transactions. As of December 31, 2020, we were authorized to repurchase up to $2.5 million, of which approximately $1.1 million remained available.

Subsequent to the end of the fiscal year, on February 1, 2021, the Board approved an additional amendment to the previously authorized Share Repurchase Program. Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of securities issued by the Company. Common Stock repurchase activity under our publicly announced Share Repurchase Program during each quarter of 2020 was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
First quarter ended March 31, 2020	11,900	$14.35	11,900	$1,110,917
Second quarter ended June 30, 2020	-	-	-	1,110,917
Third quarter ended September 30, 2020	-	-	-	1,110,917
Fourth quarter ended December 31, 2020	-	-	-	1,110,917
Subtotal	11,900	$14.35	11,900

Transfer Agent

Our transfer agent and registrar for the Common Stock is Colonial Stock Transfer located in Salt Lake City, Utah.

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

Total allowance for doubtful accounts as of December 31, 2020 and 2019 amounted to $51,000 and $27,000, respectively.

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

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites or e-commerce platforms. Product sold to GNC may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled.

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

For the sale of goods with a right of return, the Company estimates variable consideration using the most likely amount method and recognizes revenue for the consideration it expects to be entitled to when control of the related product is transferred to the customers and records a product returns liability for the amount it expects to credit back its customers. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific facts and circumstances related to the current period. In addition, the Company recognizes an asset included in Inventories, net and a corresponding adjustment to Cost of Goods Sold for the right to recover goods from customers associated with the estimated returns. The product returns liability and corresponding asset include estimates that directly impact reported revenue. These estimates are calculated based on a history of actual returns, estimated future returns and information provided by customers regarding their inventory levels. Consideration of these factors results in an estimate for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations. In addition, as necessary, product returns liability and the related assets may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include, but are not limited to, changes in the retail environment and the Company's decision to continue to support new and existing products.

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

Regarding incentives, the Company accrues an estimate of 3% for promotional expense it calls “vendor funded discounts” at the time of sale. The expense is recorded as a contra-revenue account, and the expected incentive costs are never included in accounts receivable. As such, an allowance account for incentives is not required or necessary. Actual incentive costs are reconciled to the estimate on a regular basis.

Total allowance for product returns, sales returns and incentive programs as of December 31, 2020 and 2019 amounted to $335,000 and $256,000, respectively.

Inventory

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including components and finished goods for all of its product offerings across all of the Company’s operating subsidiaries.

Total allowance for expiring, excess and slow-moving inventory items as of December 31, 2020 and 2019 amounted to $56,000 and $130,000, respectively.

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

There were no impairment charges incurred during the year ended December 31, 2020.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the year ended December 31, 2019 or the previously reported financial statements.

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

Results of Operations
	December 31, 2020	December 31, 2019	Change	%
Revenue	$21,744,000	$19,497,000	$2,247,000	12%
Cost of goods sold	(12,350,000)	(11,436,000)	(914,000)	8%
Gross profit	9,394,000	8,061,000	1,333,000	17%
General and administrative expense	(3,047,000)	(3,049,000)	2,000	0%
Selling and marketing expense	(2,105,000)	(2,379,000)	274,000	-12%
Depreciation and amortization	(38,000)	(52,000)	14,000	-27%
Total operating expenses	(5,190,000)	(5,480,000)	290,000	-5%
Income from operations	4,204,000	2,581,000	1,623,000	63%
Other income (expense)	64,000	124,000	(60,000)	-48%
Provision for income tax	4,446,000	(7,000)	4,453,000	n/m
Net income	$8,714,000	$2,698,000	$6,016,000	223%

Fiscal Year Ended December 31, 2020 Compared to Fiscal Year Ended December 31, 2019

Net Sales. Revenue for the year ended December 31, 2020 increased 12% to $21,744,000 as compared to $19,497,000 for the year ended December 31, 2019. Revenue for the year ended December 31, 2020 compared to the prior year reflects improvements in our wholesale business and growth in our online direct-to-consumer offering.  The Company believes that a portion of the revenue growth during the fourth quarter represents an acceleration of purchasing by certain wholesale customers that would typically occur in the first quarter.

Online revenue during the year ended December 31, 2020 was approximately 20% of total revenue, compared to roughly 12% of total revenue during the same twelve-month period in 2019. Due to the ongoing shift to online purchasing by consumers, including additional growth arising from the effects of the COVID-19 pandemic as a result of the shutdown of various retail outlets, e-commerce sales have accounted for a growing percentage of our domestic revenue. We expect this trend to continue at least through most of 2021. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

The Company continually reformulates and introduces new products, as well as seeks to increase both the number of stores and number of approved products that can be sold within the GNC franchise system that comprise its domestic and international distribution footprint. Management also believes that its focus on developing its e-commerce capabilities will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2020 increased 8% to $12,350,000 as compared to $11,436,000 for the year ended December 31, 2019. This increase is principally attributable to higher revenue.

Gross Profit Margin. Gross profit for the year ended December 31, 2020 increased to $9,394,000 as compared to $8,061,000 for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 increased to 43.2% from 41.3% for the comparable period last year. The increase in gross profit during the year ended December 31, 2020 is principally attributable to higher revenue and a larger percentage of higher-margin direct-to-consumer sales.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2020 decreased by $2,000 to $3,047,000 as compared to $3,049,000 for the year ended December 31, 2019.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2020 decreased to $2,105,000 as compared to $2,379,000 for the year ended December 31, 2019. This decrease primarily reflects lower sales-related travel expenses due to COVID-19.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2020 decreased to $38,000 from $52,000 during the same period in 2019. The decrease is principally attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

Net Income. We generated a net income of $8,714,000 for the year ended December 31, 2020, as compared to a net income of $2,698,000 for the year ended December 31, 2019. The increase in net income for the year ended December 31, 2020 compared to the same period in 2019 was primarily attributable to a combination of higher revenue, higher gross margins, lower operating expense, and an income tax benefit resulting from removing a substantial portion of the reserve against our deferred tax assets.

Non-GAAP Measures

The financial presentation below contains certain financial measures defined as “non-GAAP financial measures” by the SEC, including non-GAAP EBITDA and adjusted non-GAAP EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Annual Report in accordance with GAAP.

As presented below, non-GAAP EBITDA excludes interest, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, equity-based compensation and impairment charges. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	Year Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net income	$8,714,000	$2,698,000
Interest expense (net)	6,000	47,000
Provision for income taxes	(4,446,000)	7,000
Depreciation and amortization	38,000	52,000
EBITDA	4,312,000	2,804,000
Non-cash and non-recurring adjustments
Common stock issued for services	49,000	71,000
Fair value of vested options issued for services	29,000	111,000
Adjusted EBITDA	$4,390,000	$2,986,000

Liquidity and Capital Resources

As of December 31, 2020, the Company had working capital of $7,744,000, compared to working capital of $2,925,000 at December 31, 2019. Our principal sources of liquidity at December 31, 2020 consisted of $6,336,000 of cash and $2,044,000 of accounts receivable. The increase in working capital is principally attributable to a higher cash balance driven by cash flows from operating activities during fiscal 2020.

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

On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from the PPP Lender, pursuant to approval by the SBA for the Lender to fund the Company’s request for the PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any fees to obtain the PPP Loan. Through December 31, 2020, the Company had deferred interest payments of $3,000, which amount had been expensed and included in accrued liabilities.

Subsequent to the end of the fiscal year, the Company was informed by the PPP Lender and the SBA that the full amount balance of the PPP Loan, including accrued interest, was forgiven on January 15, 2021.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $5,721,000 during the fiscal year ended December 31, 2020, compared to net cash provided by operating activities of $2,261,000 for the year ended December 31, 2019. The increase in cash provided by operating activities is primarily attributable to higher revenue and gross margins driven particularly by the Company’s growing direct-to-consumer business.

Cash Provided by Investing Activities

Cash provided by investing activities for the fiscal year ended December 31, 2020 was $0 as compared to $0 provided by investing activities during the year ended December 31, 2019.

Cash Used in Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $350,000 as compared to cash used in financing of ($2,255,000) during the year ended December 31, 2019. Debt repayments and stock repurchases during 2019 that did not recur in 2020 account for the primary difference.

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

Our exposure to risk for changes in interest rates related primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of December 31, 2020, the Company had a zero balance under its existing Line of Credit.

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

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

(c)   Changes in Internal Controls over Financial Reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

All information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”), which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2020, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Delinquent Section 16(a) Reports” and in other applicable sections in the proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting and is set forth under “Executive Compensation.”

The information in the section of the proxy statement for our 2021 Annual Meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the proxy statement for our 2021 Annual Meeting and is set forth under “Auditor Fees.”

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

3.8	Certificates of Change, dated April 11, 2019 (incorporated by reference to Exhibit 3.1 filed with Form 8-K filed on April 15, 2019).
3.9	Certificate of Designations, Preferences and Rights of the Series B Junior Preferred Stock, dated March 3, 2021 (incorporated by reference to Exhibit 3.1 filed with Form 8-K on March 4, 2021).
4.1	Form of Warrant, dated November 13, 2018 (incorporated by reference to Exhibit 4.1 filed with Form 10-Q on November 14, 2018).
4.2	Tax Benefit Preservation Plan, dated February 26, 2021 (incorporated by reference to Exhibit Form 8-K on March 4, 2021).
10.1	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 filed with Form 8-K on October 6, 2009).
10.2	Assignment of Name (incorporated by reference to Exhibit 10.6 filed with Form 8-K on October 6, 2009).
10.3	Employment Agreement, dated December 31, 2009, between the Company and John Wilson (incorporated by reference to Exhibit 10.14 filed with Form 10-K on April 15, 2011).

10.4	Demand Promissory Note (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 11, 2015).
10.5
Security Agreement by and among the Company, Stephen Adele Enterprises, and Stephen Adele, dated September 11, 2015 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on September 11, 2015).

10.6	Amendment No. 3 to Employment Agreement, dated July 14, 2014 between the Company and John Wilson (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 26, 2017).
10.7	Amendment No. 1 to Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.2 filed with Form 8-K on April 26, 2017).
10.8
Loan Modification Agreement, dated August 28, 2017, by and between the Company and U.S. National Bank Association Bank (incorporated by reference to Exhibit 10.1 filed with Form 8-K on August 31, 2017).

10.9
Merchant Agreement by and between NDS Nutrition, Inc., iSatori, Inc., and Compass Bank, d/b/a Commercial Billing Service (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).

10.10	Continuing Guarantee of FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).
10.11	Consulting Services Agreement, by and between the Company and Dayton Judd, dated March 13, 2018 (incorporated by reference to Exhibit 10.26 filed with Form 10-K on April 17, 2018).
10.12	Abrams Transition Agreement, dated August 15, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 12, 2018).
10.13	Form of Subscription Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on November 14, 2018).
10.14	Promissory Note issued to Sudbury Capital Fund, LP dated December 26, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 26, 2018).
10.15	Promissory Note issued to Dayton Judd dated December 26, 2018 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 26, 2018).
10.16	Employment Agreement, by and between FitLife Brands, Inc. and Patrick Ryan, dated June 13, 2019 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 18, 2019).
10.17	2019 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on July 12, 2019).
10.18	Revolving Line of Credit Agreement, dated as of September 24, 2019, between the Company and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 26, 2019).
10.19	Note Payable Agreement by and between FitLife Brands, Inc. and CIT Bank, N.A. dated April 27, 2020 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 1, 2020).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with Form 10-K on March 27, 2009).
16.1	Letter from Tarvaran, Askelson & Company, LLP, dated April 25, 2017 (incorporated by reference to Exhibit 16.1 filed with Form 8-K on April 26, 2017).
16.2	Letter from Weinberg & Company, P.A., dated September 17, 2019 (incorporated by reference to Exhibit 16.1 filed with Form 8-K on September 17, 2019).
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 26, 2021	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2021	By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 26, 2021	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair of the Board

Date: March 26, 2021	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 26, 2021	By: /s/ Lewis Jaffe
Lewis Jaffe
Director

Date: March 26, 2021	By: /s/ Todd Ordal
Todd Ordal
Director

Date: March 26, 2021	By: /s/ Seth Yakatan
Seth Yakatan
Director

ITEM 8.  FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
FitLife Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Returns – Management’s Estimate of Product Returns including Discontinued or Expired Product. Refer to Note 2 to the Consolidated Financial Statements

Critical Accounting Matter Description

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account related elements of variable consideration, including, but not limited to, product returns. The allowance for product returns is based on specific terms and conditions included in the customer agreements, historical experience and management’s expectation of future returns.

We identified management’s estimate of product returns, including discontinued or expired product as a critical audit matter because of the judgments necessary for management to estimate and monitor, among other things, remaining shelf life, sell-through data, history of actual and estimated future returns, and information provided by customers regarding their inventory levels. The types of arrangements and complexity of information required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to audit management’s estimates and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of product returns included the following:

●
We obtained an understanding of the design and implementation of management’s controls and evaluated management’s review of the inputs used and assumptions applied in the product returns calculation.
●
To assess the reasonableness of the product returns estimate, we performed procedures that included, among others, testing management’s historical return rate calculation and the completeness and accuracy of sales and product returns data used in the calculation. We evaluated the historical accuracy of management’s estimate, read contracts and performed direct inquiries with management to identify any terms or conditions not included in customer contracts that could impact the estimate. We performed revenue cutoff testing to assess if there were unusual patterns at period end not considered in the Company’s analyses, performed lookback analyses using actual historical data to evaluate the forecasted amounts, which included testing credits issued and payments made throughout year, assessed subsequent events to determine whether there was any new information that would require adjustment to the estimate, and evaluated overall trends in product returns based on preceding years.

Income taxes - Realizability of Deferred Tax Assets – Refer to Note 8 to the Consolidated Financial Statements

Critical Accounting Matter Description

For the year ended December 31, 2020, the Company recorded a provision (benefit) for income taxes of ($4,446,000), driven primarily by an income tax benefit of ($4,370,000) resulting from the elimination of substantially all of the valuation reserve against the Company’s net operating losses and other deferred tax assets. The carrying amount of deferred tax assets are reviewed at each reporting date and reduced to the extent that it is no longer probable that all or part of the deferred tax assets will be utilized, based on positive and negative evidence, including that sufficient future taxable income will be available.

Management’s analysis of the realizability of its deferred tax assets, including the recognition, measurement, and disclosure of deferred tax assets was significant to our audit because the amounts are material to the consolidated financial statements. Auditing management’s assessment is complex and involves significant judgment as the Company’s ability to generate taxable income sufficient to utilize the assets may be impacted by various economic and industry conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s realizability of deferred tax assets included the following:

●
We obtained an understanding of the design and implementation of management’s controls relating to the realizability of deferred tax assets, including projections of future taxable income and the future reversal of existing taxable temporary differences.
●
Among other audit procedures performed, we evaluated the positive and negative evidence in assessing whether the deferred tax assets are more likely than not to be utilized, including evaluating the trends of both the historical financial results and the projected sources of taxable income. Our audit procedures also included testing the calculations of existing temporary book-tax differences, the scheduling of the reversal of existing temporary taxable differences and of the appropriate character of income. We evaluated the assumptions used by the Company to develop projections of future taxable income and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods as well as management’s consideration of current industry and economic trends.

/s/ Weaver and Tidwell, L.L.P.

We have served as the Company’s auditor since 2019.

Fort Worth, Texas
March 26, 2021

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31,	December 31,
	2020	2019
CURRENT ASSETS
Cash	$6,336,000	$265,000
Accounts receivable, net of allowance of doubtful accounts, $51,000 and $27,000, respectively	2,044,000	2,366,000
Inventories, net of allowance for obsolescence of $56,000 and $130,000, respectively	3,401,000	2,998,000
Income tax receivable	40,000	-
Prepaid expenses and other current assets	52,000	72,000
Total current assets	11,873,000	5,701,000

Property and equipment, net	98,000	136,000
Right of use asset, net of amortization of $272,000 and $226,000, respectively	208,000	254,000
Goodwill	225,000	225,000
Deferred tax asset	4,370,000	-
Security deposits	-	10,000
TOTAL ASSETS	$16,774,000	$6,326,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,246,000	$2,010,000
Accrued expense and other liabilities	498,000	464,000
Product returns	335,000	256,000
Lease liability - current portion	50,000	46,000
Total current liabilities	4,129,000	2,776,000

Long-term lease liability, net of current portion	158,000	208,000
PPP loan	453,000	-
TOTAL LIABILITIES	4,740,000	2,984,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of December 31, 2020 and December 31, 2019
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,818 and 1,054,516
issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	12,000	12,000
Treasury stock, 210,631 and 198,731 shares, respectively	(1,790,000)	(1,619,000)
Additional paid-in capital	32,204,000	32,055,000
Accumulated deficit	(18,392,000)	(27,106,000)
TOTAL STOCKHOLDERS' EQUITY	12,034,000	3,342,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,774,000	$6,326,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2020	2019

Revenue	$21,744,000	$19,497,000
Cost of goods sold	12,350,000	11,436,000
Gross profit	9,394,000	8,061,000

OPERATING EXPENSES:
General and administrative	3,047,000	3,049,000
Selling and marketing	2,105,000	2,379,000
Depreciation and amortization	38,000	52,000
Total operating expenses	5,190,000	5,480,000
OPERATING INCOME	4,204,000	2,581,000

OTHER EXPENSES (INCOME)
Interest expense	15,000	47,000
Interest income	(9,000)	-
Gain on settlement	(70,000)	(171,000)
Total other expenses (income)	(64,000)	(124,000)

PRE-TAX NET INCOME	4,268,000	2,705,000

PROVISION (BENEFIT) FOR INCOME TAXES	(4,446,000)	7,000

NET INCOME	8,714,000	2,698,000

PREFERRED STOCK DIVIDEND	-	(63,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,714,000	$2,635,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$8.23	$2.57
Diluted	$7.66	$2.41
Basic weighted average common shares	1,058,207	1,026,204
Diluted weighted average common shares	1,137,349	1,092,312

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Additional
	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

YEAR ENDED DECEMBER 31, 2020

DECEMBER 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services	-	-	1,202	-	-	15,000	-	15,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Stock-based compensation	-	-	-	-	-	63,000	-	63,000
Net income	-	-	-	-	-	-	8,714,000	8,714,000

DECEMBER 31, 2020	-	$-	1,060,818	$12,000	$(1,790,000)	$32,204,000	$(18,392,000)	$12,034,000

YEAR ENDED DECEMBER 31, 2019

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services	-	-	18,082	-	-	47,000	-	47,000
Repurchase of preferred and common stock	(50)	-	(198,731)	-	(1,619,000)	(168,000)	-	(1,787,000)
Conversion of preferred stock to common stock	(550)	-	123,222	1,000	-	(1,000)	-	-
Dividend payments on preferred stock	-	-	-	-	-	(63,000)	-	(63,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	133,000	-	133,000
Net income	-	-	-	-	-	-	2,698,000	2,698,000

DECEMBER 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,714,000	$2,698,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38,000	52,000
Allowance for doubtful accounts	25,000	17,000
Allowance for inventory obsolescence	(74,000)	23,000
Common stock issued for services	49,000	71,000
Fair value of options issued for services	29,000	111,000
Right of use asset net of amortization and lease liability	-	(2,000)
Changes in operating assets and liabilities:
Accounts receivable - trade	297,000	(505,000)
Inventories	(329,000)	502,000
Deferred tax asset	(4,370,000)	-
Prepaid expense	20,000	151,000
Income tax receivable	(40,000)	-
Security deposit	10,000	-
Accounts payable	1,236,000	(618,000)
Accrued liabilities and other liabilities	37,000	(50,000)
Product returns	79,000	(189,000)
Net cash provided by operating activities	5,721,000	2,261,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	300,000
Proceeds from exercise of stock options	71,000	-
Proceeds from Paycheck Protection Program	450,000	-
Dividend payments on preferred stock	-	(63,000)
Repurchases of common stock	(171,000)	(1,524,000)
Repurchases of preferred stock	-	(168,000)
Repayments of note payable	-	(800,000)
Net cash provided by (used in) financing activities	350,000	(2,255,000)

CHANGE IN CASH	6,071,000	6,000
CASH, BEGINNING OF PERIOD	265,000	259,000
CASH, END OF PERIOD	$6,336,000	$265,000

Supplemental disclosure operating activities
Cash paid for interest	$12,000	$47,000

Non-cash investing and financing activities
Recording of lease asset and liability upon adoption of ASU-2016-02	$-	$343,000
Conversion of Series A preferred stock into common stock	$-	$567,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

NOTE 1.  DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, and Metis Nutrition (together, “NDS Products”); and (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products").  The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.

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

Subsequent to the end of the fiscal year, on February 1, 2021, the Board approved an additional amendment to the previously authorized Share Repurchase Program. Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of securities issued by the Company.

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

During the year ended December 31, 2020, the Company repurchased 11,900 shares of Common Stock under the Share Repurchase Program, or approximately 1% of the issued and outstanding shares of the Company’s Common Stock, through private transactions, as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
First quarter ended March 31, 2020	11,900	$14.35	11,900	$1,110,917
Second quarter ended June 30, 2020	-	-	-	1,110,917
Third quarter ended September 30, 2020	-	-	-	1,110,917
Fourth quarter ended December 31, 2020	-	-	-	1,110,917
Subtotal	11,900	$14.35	11,900

COVID-19 Pandemic

The novel coronavirus ("COVID-19") pandemic has had an effect on the Company’s employees, business and operations during the fiscal year ended December 31, 2020, and those of its customers, vendors and business partners. In this respect, the temporary or permanent closure of some of our retail partners’ store locations and the stay-at-home orders that occurred early in the pandemic negatively affected our results from operations, although much of the impact has been offset by an increase in revenue attributable to online sales, and increased sales during the more recent quarters. Our future financial position and operating results could be materially and adversely affected in the event that a resurgence of COVID-19 cases leads to new stay-at-home orders and/or disruptions in both our supply chain and manufacturing lead-times, which could lower demand for the Company’s products and/or prevent the Company from producing and delivering its products in a timely manner, although the extent of these effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “PPP Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES ACT administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. Subsequent to the end of the fiscal year, the Company was informed by the PPP Lender and the SBA that the full balance of the PPP Loan, including accrued interest, was forgiven on January 15, 2021.

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through December 31, 2020, the Company has deferred payment of $77,000, which amount has been expensed and is included in accrued liabilities.

Line of Credit Agreement

 On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank (the "Lender"), subsequently acquired by CIT Bank, providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company. See Note 5.

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

Customer Concentration

Total net sales to GNC during 2020 and 2019 were $15,429,000, and $14,795,000, respectively, representing 71% and 75% of total revenue, respectively. Accounts receivable attributable to GNC before adjusting for product return reserves as of December 31, 2020 and 2019 were $2,121,000 and $2,038,000, respectively, representing 89% and 87% of the Company’s total accounts receivable balance, respectively. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, and results of operation.

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

As of December 31, 2020 and 2019, the Company had provided a reserve for doubtful accounts of $51,000 and $27,000, respectively.

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

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled. Information for product returns is received on regular basis and adjusted for accordingly. Adjustments for returns are based on factual information and historical trends for both NDS products and iSatori products and are specific to each distribution channel. We monitor, among other things, remaining shelf life and sell through data on a weekly basis. If we determine there are any risks or issues with any specific products, we accrue sales return allowances based on management’s assessment of the overall risk and likelihood of returns in light of all information available.

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

For the sale of goods with a right of return, the Company estimates variable consideration using the most likely amount method and recognizes revenue for the consideration it expects to be entitled to when control of the related product is transferred to the customers and records a product returns liability for the amount it expects to credit back its customers. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific facts and circumstances related to the current period. In addition, the Company recognizes an asset included in Inventories, net and a corresponding adjustment to Cost of Goods Sold for the right to recover goods from customers associated with the estimated returns. The product returns liability and corresponding asset include estimates that directly impact reported revenue. These estimates are calculated based on a history of actual returns, estimated future returns and information provided by customers regarding their inventory levels. Consideration of these factors results in an estimate for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations. In addition, as necessary, product returns liability and the related assets may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include, but are not limited to, changes in the retail environment and the Company's decision to continue to support new and existing products.

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

Regarding incentives, the Company accrues an estimate of 3% for promotional expense it calls “vendor funded discounts” at the time of sale. The expense is recorded as a contra-revenue account, and the expected incentive costs are never included in accounts receivable. As such, an allowance account for incentives is not required or necessary. Actual incentive costs are reconciled to the estimate on a regular basis.

Total allowance for product returns, sales returns and incentive programs as of December 31, 2020 and 2019 amounted to $335,000 and $256,000, respectively.

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

 Cash and Cash Equivalents

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2020. The Company may be exposed to risk for the amounts of funds held in bank accounts more than the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high-quality financial institutions. The Company had cash balances more than the guarantee during the years ended December 31, 2020 and 2019.

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

As of December 31, 2020 and 2019, the aggregate allowance for expiring, slow moving and excess inventory amounted to $56,000 and $130,000, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2020 and 2019.

Goodwill and Intangible Assets

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

There were no impairment charges incurred during the years ended December 31, 2020 and 2019.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board’s (“FASB”) ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes.

As discussed in more detail in Note 8, during the fourth quarter of fiscal 2020, management determined that it is more likely than not that the Company will be able to utilize the majority of its net operating loss carryforwards. The release of a substantial portion of the reserve against the Company’s deferred tax assets resulted in an income tax benefit of $4,370,000 for 2020, and a corresponding increase in net income of the same amount.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2020, and 2019, the Company has not established a liability for uncertain tax positions.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31,
	2020	2019
Series A Preferred Stock	-	-
Warrants	-	-
Options	5,575	34,075
Total	5,575	34,075

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

From prior periods until December 31, 2018 the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the year ended December 31, 2019 or the previously reported financial statements.

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

Segments

The Company operates in one segment for the distribution of our products.  In accordance with the “Segment Reporting” Topic of ASC 280, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.  All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2019.

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

Recently Issued Accounting Pronouncements

  In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (CECL) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

NOTE 3.  INVENTORIES

At December 31, 2020, the value of the Company’s inventory was $3,401,000. At December 31, 2019, the value of the Company’s inventory was $2,998,000.

	December 31,	December 31,
	2020	2019
Finished goods	2,789,000	2,688,000
Components	668,000	440,000
Allowance for obsolescence	(56,000)	(130,000)
Total	3,401,000	2,998,000

NOTE 4.  PROPERTY AND EQUIPMENT

The Company had fixed assets as of December 31, 2020 and 2019 as follows:

	December 31,	December 31,
	2020	2019
Equipment	902,000	902,000
Accumulated depreciation	(804,000)	(766,000)
Total	98,000	136,000

Depreciation expense was $38,000 for the year ended December 31, 2020 compared to $52,000 for the year ended December 31, 2019.

NOTE 5.  NOTES PAYABLES

Notes Payable – Related Parties

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP (the “Sudbury Note”) to Sudbury, an entity controlled by Dayton Judd, the Company’s Chief Executive Officer and Chair of the Board, in the principal amount of $600,000, with an initial advance to the Company in the amount of $300,000 which was outstanding at December 31, 2018. During the three months ended March 31, 2019, an additional $300,000 was advanced to the Company under the Sudbury Note, resulting in aggregate borrowings of $600,000. In addition, on December 26, 2018, the Company also issued the Judd Note to Mr. Judd in the principal amount of $200,000. On September 24, 2019, the Company repaid all outstanding balances due under the terms of the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury.

Line of Credit – CIT Bank

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

Paycheck Protection Program Loan

On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from the PPP Lender, pursuant to approval by the SBA for the Lender to fund the Company’s request for the PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any fees to obtain the PPP Loan.

Subsequent to the end of the fiscal year, the Company was informed by the PPP Lender and the SBA that the full amount balance of the PPP Loan, including accrued interest, was forgiven on January 15, 2021.

NOTE 6.  EQUITY

The Company is authorized to issue 15.0 million shares of Common Stock, $0.01 par value per share, of which 1,060,818 and 1,054,516 shares of Common Stock were issued and outstanding as of December 31, 2020 and 2019, respectively.

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

Common Stock

During the year ended December 31, 2020, the Company issued 1,202 shares of Common Stock with a fair value of $15,000 to directors for services rendered. The shares were valued at the respective date of issuance. Total stock-based compensation, related to previously issued option and restricted stock grants, was $63,000 for the year ended December 31, 2020. As of December 31, 2020, there was unearned compensation of $3,000 to be amortized as a compensation cost on a straight-line basis through 2021.

During the year ended December 31, 2019, the Company issued 18,082 shares of Common Stock with a fair value of $47,000 to employees and directors for services rendered. The shares were valued at the respective date of issuance. As of December 31, 2019, there was unearned compensation of $36,800 to be amortized as a compensation cost on a straight-line basis through 2020.

Series A Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock, par value $0.01 per share.

During November 2019, the Company repurchased and retired 50 shares of Series A Convertible Preferred Stock. During December 2019, the remaining 550 shares of Series A Convertible Preferred Stock were converted into Common Stock in accordance with the terms of the Certificate of Designations. As a result, no shares of Series A Preferred Stock were outstanding as of December 31, 2020 and 2019.

During 2019, the Company paid $63,000 for preferred dividends.

Options

The following table summarizes option activity:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2018	154,521	$13.10	5.7
Issued	8,000	6.85
Exercised	-	-
Forfeited	(13,236)	24.45
Outstanding, December 31, 2019	149,285	$11.76	5.0
Issued	-	-
Exercised	(17,000)	4.20
Forfeited	(39,500)	19.04
Outstanding, December 31, 2020	92,785	$10.05	5.9

	Outstanding			Exercisable
Exercise Price Per Share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80- $23.00	87,210	6.2	$4.93	87,210	$4.93
$23.10 - $144.34	5,575	2.8	$90.20	5,575	$90.20
	92,785	5.9	$10.05	92,785	$10.05

The closing stock price for the Company’s stock on December 31, 2020 was $21.60. As such, there was an intrinsic value of outstanding options of $1,454,000.

During the year ended December 31, 2020, the Company did not grant any stock options.

During the year ended December 31, 2020, the Company recognized compensation expense of $29,000 based upon the vesting of outstanding options. As of December 31, 2020, there was $0 of unvested stock compensation that will be recognized as an expense in future periods as the options vest.

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

The total fair value of these options at grant date was approximately $38,000, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $6.85 per share, expected term of three years, volatility of 108%, dividend rate of 0% and risk-free interest rate of 2.18%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2019, the Company recognized compensation expense of $111,000 based upon the vesting of outstanding options. As of December 31, 2019, there was $54,000 of unvested stock compensation to be recognized as an expense in future periods as the options vest.

Warrants

The following table summarizes warrant activity:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2018	39,130	$4.60
Issued	-	-
Repurchased/retired	(3,260)	-
Forfeited	-	-
Outstanding, December 31, 2019	35,870	$4.60
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2020	35,870	$4.60	2.9

The total intrinsic value of the outstanding warrants as of December 31, 2020 amounted to $610,000.

NOTE 8.  INCOME TAXES

The Company had available federal net operating loss carryforwards (“NOLs”) of approximately $21.7 million and $25.9 million as of December 31, 2020 and 2019, respectively, to reduce future taxable income. The federal carryforward expires between 2029 through 2037. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited to statutory limits as a result of change in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitations.

Given the Company’s improving profitability over the past three fiscal years, management has concluded that it is more likely than not that the Company will be able to utilize the majority of its NOLs. The Company projects that roughly $2,557,000 of iSatori NOLs will not be able to be utilized prior to their expiration due to the ownership change limitations, which amount remains fully reserved.

For the year ended December 31, 2020, the Company recorded a provision (benefit) for income taxes of ($4,446,000), driven primarily by an income tax benefit of ($4,370,000) resulting from the elimination of a substantial portion of the reserve against the Company’s NOLs and other deferred tax assets. For the year ended December 31, 2019, the Company recorded a provision for income taxes of $7,000 pertaining to various state income taxes.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2020 and December 31, 2019, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes, as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2020, and 2019, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2020	2019
Net operating loss carryforward	$4,557,000	$5,579,000
Allowances for sales returns, bad debt and inventory	92,000	87,000
Share based compensation	80,000	94,000
Other	178,000	202,000
Total deferred asset	4,907,000	5,962,000
Valuation allowance	(537,000)	(5,962,000)

Net deferred tax asset	$4,370,000	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31,
	2020	2019
Federal statutory tax rate	21%	21%
State tax, net of federal benefit	-%	4%
	21%	25%
Valuation allowance	(123%)	(25%)
Effective tax rate	(102%)	-%

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

Rent expense for the year ended December 31, 2020 was $67,000, of which $41,000 is included in cost of goods sold and $26,000 is included in operating expense in the accompanying consolidated statement of operations. Rent expense for the year ended December 31, 2019 was $84,000 of which $50,000 was included in cost of goods sold and $34,000 was included in operating expenses.

Minimum annual rental commitments under non-cancelable leases are as follows:

Lease
Years ending December 31,	Commitment
2021	67,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(38,000)
Present value of lease liabilities	$208,000

NOTE 10.  SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year, the Company was informed by the PPP Lender and the SBA that the full amount of principal and accrued interest of the PPP Loan was forgiven on January 15, 2021.

On February 1, 2021, the Board approved an additional amendment to the previously authorized Share Repurchase Program. Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, warrants to purchase shares of the Company's Common Stock ("Warrants"), and other securities issued by the Company ("Securities") over the next 24 months at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Warrants and Securities, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

On February 26, 2021, the board of directors (the “Board”) of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share to stockholders of record at the close of business on February 26, 2021 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred”), at an exercise price of $100.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan (the “Tax Benefits Preservation Plan”), dated as of February 26, 2021, between the Company and Colonial Stock, as rights agent (and any successor rights agent, the “Rights Agent”).

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its NOLs and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the IRC, its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.