Form 10-Q
period 2021-03-31
FITLIFE BRANDS, INC.
filed 2021-05-14
CIK 1374328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission File No. 000-52369

FITLIFE BRANDS, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-3464383
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

As of May 13, 2021, a total of 1,095,690 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.
 INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2021

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

-ii-

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	March 31,	December 31,
	2021	2020
	(Unaudited)
CURRENT ASSETS
Cash	$6,625,000	$6,336,000
Accounts receivable, net of allowance of doubtful accounts of $60,000 and $51,000, respectively	2,372,000	2,044,000
Inventories, net of allowance for obsolescence of $25,000 and $56,000, respectively	4,738,000	3,401,000
Income tax receivable	40,000	40,000
Prepaid expenses and other current assets	22,000	52,000
Total current assets	13,797,000	11,873,000

Property and equipment, net	90,000	98,000
Right of use asset, net of amortization of $285,000 and $272,000, respectively	195,000	208,000
Goodwill	225,000	225,000
Deferred tax asset	4,042,000	4,370,000
TOTAL ASSETS	$18,349,000	$16,774,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,410,000	$3,246,000
Accrued expense and other liabilities	590,000	498,000
Product returns	304,000	335,000
Lease liability - current portion	52,000	50,000
Total current liabilities	4,356,000	4,129,000

Long-term lease liability, net of current portion	144,000	158,000
PPP loan	-	453,000
TOTAL LIABILITIES	4,500,000	4,740,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of March 31, 2021 and December 31, 2020
Common stock, $.01 par value, 15,000,000 shares authorized; 1,090,818 and 1,060,818
issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	12,000	12,000
Treasury stock, 210,631 and 210,631 shares, respectively	(1,790,000)	(1,790,000)
Additional paid-in capital	32,335,000	32,204,000
Accumulated deficit	(16,708,000)	(18,392,000)
TOTAL STOCKHOLDERS' EQUITY	13,849,000	12,034,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,349,000	$16,774,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Three months ended
	March 31,
	2021	2020

Revenue	$6,158,000	$6,151,000
Cost of goods sold	3,081,000	3,414,000
Gross profit	3,077,000	2,737,000

OPERATING EXPENSES:
General and administrative	857,000	733,000
Selling and marketing	669,000	671,000
Depreciation and amortization	8,000	12,000
Total operating expenses	1,534,000	1,416,000
OPERATING INCOME	1,543,000	1,321,000

OTHER EXPENSES (INCOME)
Interest expense (income)	(6,000)	4,000
Gain on settlement	-	(70,000)
Gain on debt forgiveness	(453,000)	-
Total other expenses (income)	(459,000)	(66,000)

PRE-TAX NET INCOME	2,002,000	1,387,000

PROVISION (BENEFIT) FOR INCOME TAXES	318,000	(41,000)

NET INCOME	$1,684,000	$1,428,000

NET INCOME PER SHARE
Basic	$1.56	$1.36
Diluted	$1.43	$1.27
Basic weighted average common shares	1,076,651	1,051,752
Diluted weighted average common shares	1,174,666	1,126,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED MARCH 31, 2021

DECEMBER 31, 2020	1,060,818	$12,000	$(1,790,000)	$32,204,000	$(18,392,000)	$12,034,000

Repurchase of common stock	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-
Stock-based compensation	30,000	-	-	131,000	-	131,000
Net income	-	-	-	-	1,684,000	1,684,000

MARCH 31, 2021	1,090,818	$12,000	$(1,790,000)	$32,335,000	$(16,708,000)	$13,849,000

THREE MONTHS ENDED MARCH 31, 2020

DECEMBER 31, 2019	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000

Fair value of common stock issued for services	417	-	-	16,000	-	16,000
Repurchase of common stock	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	17,000	-	-	71,000	-	71,000
Stock-based compensation	-	-	-	12,000	-	12,000
Net income	-	-	-	-	1,428,000	1,428,000

MARCH 31, 2020	1,060,033	$12,000	$(1,790,000)	$32,154,000	$(25,678,000)	$4,698,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Three months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,684,000	$1,428,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,000	12,000
Right of use asset amortization	14,000	16,000
Allowance for doubtful accounts	9,000	6,000
Allowance for inventory obsolescence	(31,000)	-
Fair value of stock and options issued for services	131,000	28,000
Forgiveness of PPP loan	(453,000)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(337,000)	(2,332,000)
Inventories	(1,307,000)	(25,000)
Deferred tax asset	328,000	-
Prepaid expense	30,000	46,000
Accounts payable	164,000	737,000
Lease liability	(12,000)	(14,000)
Accrued interest	-	4,000
Accrued liabilities and other liabilities	92,000	75,000
Product returns	(31,000)	20,000
Net cash provided by operating activities	289,000	1,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	71,000
Proceeds from line of credit	-	2,500,000
Repurchases of common stock	-	(171,000)
Net cash provided by financing activities	-	2,400,000

CHANGE IN CASH	289,000	2,401,000
CASH, BEGINNING OF PERIOD	6,336,000	265,000
CASH, END OF PERIOD	$6,625,000	$2,666,000

Supplemental disclosure operating activities
Cash paid for interest	$-	$-
Cash paid (refunded) for income taxes	$(10,000)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the OTCQX market.

Recent Developments

Nutrology Asset Purchase

Subsequent to the end of the quarter, on April 7, 2021, the Company purchased substantially all of the assets of Triple Impact Corporation, a New Jersey corporation doing business as Nutrology, a nutritional supplement company catering to consumers who prioritize all-natural and plant-based nutritional supplements.

Tax Benefits Preservation Plan

On February 26, 2021, the board of directors (the “Board”) of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on February 26, 2021 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred”), at an exercise price of $100.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan (the “Tax Benefits Preservation Plan”), dated as of February 26, 2021, between the Company and Colonial Stock, as rights agent (and any successor rights agent, the “Rights Agent”).

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its Net Operating Losses (“NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (“IRC”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

Share Repurchase Plan

On February 1, 2021, the Board approved an additional amendment to the previously authorized share repurchase program initially approved by the Board of Directors (the "Board") on August 16, 2019, as amended on September 23, 2019 and November 6, 2019 (“Share Repurchase Program”). Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, warrants to purchase shares of the Company's Common Stock ("Warrants"), and other securities issued by the Company ("Securities") over the next 24 months at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Warrants and Securities, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

During the three months ended March 31, 2021, the Company did not repurchase any Securities under the Share Repurchase Program

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

January 2021	-	$-	-	$1,110,917
February 2021	-	$-	-	$3,610,917
March 2021	-	$-	-	$3,610,917
Subtotal	-	$-	-

COVID-19 Pandemic

The COVID-19 pandemic has had an effect on the Company’s employees, business and operations and those of its customers, vendors and business partners. In this respect, the temporary or permanent closure of some of our retail partners’ store locations and the stay-at-home orders that occurred early in the pandemic negatively affected our results from operations, although much of the impact has been offset by an increase in revenue attributable to online sales, and increased sales during the more recent quarters. Our future financial position and operating results could be materially and adversely affected in the event that a resurgence of COVID-19 cases leads to new stay-at-home orders and/or disruptions in both our supply chain and manufacturing lead-times, which could lower demand for the Company’s products and/or prevent the Company from producing and delivering its products in a timely manner, although the extent of these effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

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

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through December 31, 2020, the Company deferred payment of $77,000, which amount has been expensed and is included in accrued liabilities.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the nine-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2021.

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

	Three months ended March 31,
	2021	2020
	(unaudited)
Net income available to common shareholders	$1,684,000	$1,428,000
Weighted average common shares - basic	1,076,651	1,051,752
Dilutive effect of outstanding warrants and stock options	98,015	74,551
Weighted average common shares - diluted	1,174,666	1,126,303

Net income per common share:
Basic	$1.56	$1.36
Diluted	$1.43	$1.27

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

While we have concluded that a triggering event did not occur during the quarter ended March 31, 2021, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges.  We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended March 31, 2021 and 2020 were $4,075,000 and $4,697,000, respectively, representing 66% and 76% of total net revenue, respectively.

Gross accounts receivable attributable to GNC as of March 31, 2021 and 2020 were $1,992,000 and $4,186,000, respectively, representing 87% and 91% of the Company’s total accounts receivable balance, respectively.

For the three months ended March 31, 2021 and 2020, online sales accounted for 26% and 14% of the Company’s net revenue, respectively.

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

Control of products we sell transfers to customers upon shipment from our facilities, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payments for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

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

Income Taxes

During the quarter ended March 31, 2021, the Company recorded a federal income tax expense of $328,000 and a state income tax benefit of $10,000. During the quarter ended March 31, 2020, the Company received a tax refund of $41,000 relating to a portion of the Company’s alternative minimum tax carryforward, which became refundable as a result of the 2017 Tax Cuts and Jobs Act.

The Company recorded a 100% valuation allowance against its net deferred tax assets as of March 31, 2020. During the fourth quarter of fiscal 2020, the Company determined that it is more likely than not that it will be able to utilize the majority of its net operating loss carryforwards. The release of a substantial portion of the reserve against the Company’s deferred tax assets resulted in an income tax benefit of $4,370,000 for 2020, and a corresponding increase in net income of the same amount.

As of March 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $20.0 million, resulting in a deferred tax asset of approximately $4.2 million. A valuation allowance of $537,000 has been recorded to reflect the portion of such deferred tax asset that is not expected to be realized under IRS statutory limitations.

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized, or that future deductibility is uncertain.

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

Total allowance for expiring, excess and slow-moving inventory items as of March 31, 2021 and December 31, 2020 amounted to $25,000 and $56,000, respectively. The Company’s inventories as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,
	2021	December 31,
	(unaudited)	2020
Finished goods	$4,148,000	$2,789,000
Components	615,000	668,000
Allowance for obsolescence	(25,000)	(56,000)
Total	$4,738,000	$3,401,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,
	2021	December 31,
	(unaudited)	2020
Equipment	$902,000	$902,000
Accumulated depreciation	(812,000)	(804,000)
Total	$90,000	$98,000

Depreciation expense for the three months ended March 31, 2021 and 2020 was $8,000 and $12,000, respectively.

NOTE 6 – NOTES PAYABLE

Line of Credit – CIT Bank

On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Mutual of Omaha Bank, (the “Lender”),  subsequently acquired by CIT Bank N.A., providing the Company with a $2.5 million line of credit (the “Line of Credit”). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the Maturity Date, unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company.

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

On August 4, 2020, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2021. The amendment also added a LIBOR floor of 75 bps to the Line of Credit Agreement. All other terms of the Line of Credit Agreement remain unchanged.

Paycheck Protection Program Loan

On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from the PPP Lender, pursuant to approval by the SBA for the PPP Lender to fund the Company’s request for the PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The Company was informed by the PPP Lender and the SBA that the full balance of the PPP Loan, including accrued interest, was forgiven on January 15, 2021.

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

During the three months ended March 31, 2021, the Company made payments resulting in a $12,000 reduction in the lease liability. As of March 31, 2021, lease liability amounted to $196,000.  Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended March 31, 2021 was $16,000.  The right-of-use asset at March 31, 2021 was $195,000, net of amortization of $285,000.

Three months ended
Lease Cost	March 31, 2021
Operating lease cost (included in general and administrative in the Company's unaudited and consolidated statement of operations)	$16,000

Other information
Cash paid for amounts included in the measurement of lease liabilities for the third quarter of 2021	$0
Weighted average remaining lease term - operating leases (in years)	3.6
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At March 31, 2021
Long-term right-of-use assets	$195,000
Short-term operating lease liabilities	$52,000
Long-term operating lease liabilities	144,000
Total operating lease liabilities	$196,000

Maturities of the Company's lease liabilities are as follows (in thousands):

Year ending	Operating leases
2021 (remaining 3 months)	$50,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(33,000)
Present value of lease liabilities	$196,000

NOTE 8 - EQUITY

Common Stock

a.	Common Stock Issued for Services

The Company is authorized to issue 15.0 million shares of Common Stock of which 1,090,818 shares of Common Stock were issued and outstanding as of March 31, 2021.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist using a derived service period of nine years. During the three months ended March 31, 2021, the Company recorded compensation expense of $3,000 to amortize the fair value of these shares of restricted Common Stock based upon the prorated derived service period. As of March 31, 2021, there was no unearned compensation to be amortized as a compensation cost associated with the grant of these shares.

In February 2021, the Company granted Mr. Judd an aggregate of 40,000 restricted share units (“RSUs”). Each RSU converts into one share of the Company’s Common Stock upon vesting. The RSUs vest as follows: (1) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $30, (ii) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $36, (iii) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $42, and (iv) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $48. The RSUs are subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the RSUs is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $666,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist. During the quarter ended March 31, 2021, the Company expensed $64,000 as a compensation cost. As of March 31, 2021, there was $602,000 of unamortized compensation expense associated with the grant of the RSUs.

b.	Share Repurchase Program

On August 16, 2019, the Company's Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the next 24 months, which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. On September 23, 2019, the Board approved an amendment to the Company’s Share Repurchase Program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Preferred, and Warrants, over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management. On November 6, 2019, the Company’s Board of Directors amended the previously approved Share Repurchase Program to increase the amount of authorized repurchases to $2.5 million, and on February 1, 2021, the Company’s Board of Directors amended previously approved Share Repurchase Program to increase the amount of authorized repurchases to purchase up to $5.0 million.  All other terms of the Share Repurchase Program remain unchanged.

During the three-month period ended March 31, 2021, the Company repurchased no shares of Common Stock. The Company is accounting for repurchased shares as treasury stock.

Options

Information regarding options outstanding as of March 31, 2021 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2019	149,285	$11.76	5.0
Issued	-
Exercised	(17,000)	4.20
Forfeited	(36,500)	19.46
Outstanding, December 31, 2020	95,785	$10.17	5.8
Issued	32,000	20.13
Exercised	-
Forfeited	(3,000)	13.90
Outstanding, March 31, 2021	124,785	$12.64	5.5

	Outstanding			Exercisable

Exercise Price Per share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80-23.00	119,210	5.7	$9.01	95,210	$6.20
$23.10-144.34	5,575	2.5	$90.20	5,575	$90.20
	124,785	5.5	$12.64	100,785	$10.85

During the three-month periods ended March 31, 2021 and 2020, the Company recognized compensation expense of $68,000 and $12,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of March 31, 2021 amounted to $2,800,000. As of March 31, 2021 there is $119,000 of unamortized compensation expense.

Warrants

Total outstanding warrants to purchase shares of Company Common Stock as of March 31, 2021 and December 31, 2020 amounted to 35,870 shares. Total intrinsic value as of March 31, 2021 amounted to $1,001,000.

During the period ended March 31, 2021, no warrants were granted and no warrants expired unexercised.

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

NOTE 10 – SUBSEQUENT EVENTS

Nutrology Asset Purchase

Subsequent to the end of the quarter, on April 7, 2021, the Company purchased substantially all of the assets of Triple Impact Corporation, a New Jersey corporation doing business as Nutrology, a nutritional supplement company catering to consumers who prioritize all-natural and plant-based nutritional supplements.

Repurchase of Company Securities

In April, 2021, the Company, pursuant to its Share Repurchase Plan, repurchased approximately $443,000 of its Securities, as follows: (i) 12,710 in-the-money options were repurchased from Company employees for approximately $186,000; and (ii) 9,023 shares of Common Stock were repurchased from a member of the Company’s Board of Directors for approximately $257,000.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, and Metis Nutrition (together, “NDS Products”); and (ii) iSatori, BioGenetic Laboratories, and Energize (together, “iSatori Products”). The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the OTCQX market.

Recent Developments

Nutrology Asset Purchase

Subsequent to the end of the quarter, on April 7, 2021, the Company purchased substantially all of the assets of Triple Impact Corporation, a New Jersey corporation doing business as Nutrology, a nutritional supplement company catering to consumers who prioritize all-natural and plant-based nutritional supplements.

Tax Benefits Preservation Plan

On February 26, 2021, the board of directors (the “Board”) of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on February 26, 2021 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred”), at an exercise price of $100.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan (the “Tax Benefits Preservation Plan”), dated as of February 26, 2021, between the Company and Colonial Stock, as rights agent (and any successor rights agent, the “Rights Agent”).

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its net operating losses (“NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “IRC”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

Share Repurchase Plan

On August 16, 2019, the Company's Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the next 24 months (the "Share Repurchase Program"), which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. On September 23, 2019, the Board approved an amendment to the Company’s Share Repurchase Program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management. On November 6, 2019, the Company’s Board of Directors amended the previously approved Share Repurchase Program to increase the amount of authorized repurchases to $2.5 million.  On February 1, 2021, the Board approved an additional amendment to the previously authorized Share Repurchase Program. Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million. All other terms of the Share Repurchase Program remain unchanged.

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

During the three months ended March 31, 2021, the Company repurchased no shares of Common Stock.

Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased
January 2021	-	$-	-	$1,110,917
February 2021	-	$-	-	$3,610,917
March 2021	-	$-	-	$3,610,917
Subtotal	-	$-	-

COVID-19 Pandemic

The COVID-19 pandemic has had an effect on the Company’s employees, business and operations and those of its customers, vendors and business partners. In this respect, the temporary or permanent closure of some of our retail partners’ store locations and the stay-at-home orders that occurred early in the pandemic negatively affected our results from operations, although much of the impact has been offset by an increase in revenue attributable to online sales, and increased sales during the most recent quarter. Our future financial position and operating results could be materially and adversely affected in the event that a resurgence of COVID-19 cases leads to new stay-at-home orders and/or disruptions in both our supply chain and manufacturing lead-times, which could lower demand for the Company’s products and/or prevent the Company from producing and delivering its products in a timely manner, although the extent of these effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

CARES Act

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “PPP Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, has a 1.0% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The Company was informed by the PPP Lender and the SBA that the full amount of principal and accrued interest of the PPP Loan was forgiven on January 15, 2021.

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through December 31, 2020, the Company deferred payment of $77,000, which amount has been expensed and is included in accrued liabilities.

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

	Three months ended
	March 31, 2021	March 31, 2020	Change	%
	(unaudited)
Revenue	$6,158,000	$6,151,000	$7,000	0%
Cost of goods sold	(3,081,000)	(3,414,000)	333,000	-10%
Gross profit	3,077,000	2,737,000	340,000	12%
Operating expenses	(1,534,000)	(1,416,000)	(118,000)	8%
Income from operations	1,543,000	1,321,000	222,000	17%
Other income (expense)	459,000	66,000	393,000
Provision for income tax	(318,000)	41,000	(359,000)
Net income	$1,684,000	$1,428,000	$256,000	18%

Net Sales.  Revenue for the three months ended March 31, 2021 was approximately flat at $6,158,000 as compared to $6,151,000 for the three months ended March 31, 2020. The Company believes that a portion of the revenue that historically would have been received during the first quarter shifted into the fourth quarter of 2020.

Online revenue during the three months ended March 31, 2021 was approximately 26% and 14% of total revenue, respectively.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2021 decreased to $3,081,000 as compared to $3,414,000 for the three months ended March 31, 2020. The decrease in cost of goods sold during the three-month period ended March 31, 2021 is primarily attributable to a greater percentage of the Company’s revenue coming from online sales.

Gross Profit.  Gross profit for the three months ended March 31, 2021 increased to $3,077,000 as compared to $2,737,000 for the three months ended March 31, 2020. The increase during the three-month period is principally attributable to a greater mix of online sales.

Gross margin for the three months ended March 31, 2021 increased to 50.0% compared to 44.5% during the same period last year.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2021 increased to $857,000 as compared to $733,000 for the three months ended March 31, 2020. The increase in the three-month period ended March 31, 2021 primarily reflects compensation expense of $131,000 related to options and RSUs issued during the quarter.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2021 was roughly flat at $669,000 as compared to $671,000 for the three months ended March 31, 2020.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2021 decreased to $8,000 as compared to $12,000 for the three months ended March 31, 2020. The decrease in the three-month period was primarily attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

 Net Income.  We generated net income of $1,684,000 for the three-month period ended March 31, 2021 as compared to net income of $1,428,000 for the three months ended March 31, 2020. The increase in net income for the three-month period ended March 31, 2021 is primarily due to higher gross margins driven by an increase in online sales and the forgiveness of the Company’s PPP loan, partially offset by an increased provision for income tax.

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

As presented below, non-GAAP EBITDA excludes interest, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, equity-based compensation and non-recurring gains or losses. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	For the three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net income	$1,684,000	$1,428,000
Interest expense (income)	(6,000)	4,000
Provision for income taxes	318,000	(41,000)
Depreciation and amortization	8,000	12,000
EBITDA	2,004,000	1,403,000
Non-cash and non-recurring adjustments
Stock compensation expense	131,000	28,000
Non-recurring losses (gains)	(453,000)	(70,000)
Adjusted EBITDA	$1,682,000	$1,361,000

Liquidity and Capital Resources

At March 31, 2021, we had positive working capital of approximately $9,441,000, compared to $7,744,000 at December 31, 2020. Our principal sources of liquidity at March 31, 2021 consisted of $6,625,000 of cash and $2,372,000 of accounts receivable.

On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Mutual of Omaha Bank (the “Lender”), subsequently acquired by CIT Bank N.A., providing the Company with a $2.5 million revolving line of credit (the “Line of Credit”). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the Maturity Date, or unless renewed at maturity upon approval by the Company’s Board and the Lender. The Line of Credit is secured by all assets of the Company.

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

On August 4, 2020, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2021. The amendment also added a LIBOR floor of 75 bps to the Line of Credit Agreement. All other terms of the Line of Credit Agreement remain unchanged.

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

Cash Provided by Operations.  Our cash provided by operating activities for the three months ended March 31, 2021 was $289,000, as compared to cash provided by operations of $1,000 for the three months ended March 31, 2020.

Cash Provided by Investing Activities. There was no cash provided by or used in investing activities for the three-month periods ended March 31, 2021 and 2020.

Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2021 was $0 as compared to cash provided by financing activities of $2,400,000 during the three months ended March 31, 2020.

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

While we have concluded that a triggering event did not occur during the quarter ended March 31, 2021, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges.  We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

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

Control of products we sell transfers to customers upon shipment from our facilities, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payments for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of March 31, 2021, the Company had a zero balance under its existing Line of Credit.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2021. This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)       Changes in Internal Controls Over Financial Reporting

The Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2021. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on March 26, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2021.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1
Certified of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock of FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K on March 4, 2021).

4.1
Tax Benefit Preservation Plan, dated February 26, 2021, by and between FitLife Brands, Inc. and Colonial Stock Transfer Company, Inc. (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K on March 4, 2021).

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

Registrant Date: May 14, 2021	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant Date: May 14, 2021	FitLife Brands, Inc. By: /s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)