Form 10-Q
period 2021-06-30
FITLIFE BRANDS, INC.
filed 2021-08-16
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, a total of 1,105,690 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2021

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS:

CURRENT ASSETS
Cash	$8,425,000	$6,336,000
Accounts receivable, net of allowance of doubtful accounts of $59,000 and $51,000, respectively	1,757,000	2,044,000
Inventories, net of allowance for obsolescence of $28,000 and $56,000, respectively	4,834,000	3,401,000
Income tax receivable	40,000	40,000
Prepaid expenses and other current assets	228,000	52,000
Total current assets	15,284,000	11,873,000

Property and equipment, net	85,000	98,000
Right of use asset, net of amortization of $296,000 and $272,000, respectively	183,000	208,000
Intangibles, net of amortization of $10,000 and $0, respectively	212,000	-
Goodwill	358,000	225,000
Deferred tax asset	3,639,000	4,370,000
TOTAL ASSETS	$19,761,000	$16,774,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,542,000	$3,246,000
Accrued expense and other liabilities	635,000	498,000
Product returns	326,000	335,000
Lease liability - current portion	53,000	50,000
Total current liabilities	4,556,000	4,129,000

Long-term lease liability, net of current portion	131,000	158,000
PPP loan	-	453,000
TOTAL LIABILITIES	4,687,000	4,740,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 1,105,690 and 1,060,818 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12,000	12,000
Treasury stock, 219,654 and 210,631 shares, respectively	(2,050,000)	(1,790,000)
Additional paid-in capital	32,312,000	32,204,000
Accumulated deficit	(15,200,000)	(18,392,000)
TOTAL STOCKHOLDERS' EQUITY	15,074,000	12,034,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,761,000	$16,774,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three months ended		Six months Ended
	June 30		June 30
	2021	2020	2021	2020

Revenue	$8,141,000	$2,740,000	$14,299,000	$8,891,000
Cost of goods sold	4,580,000	1,421,000	7,661,000	4,835,000
Gross profit	3,561,000	1,319,000	6,638,000	4,056,000

OPERATING EXPENSES:
General and administrative	917,000	1,001,000	1,774,000	1,734,000
Selling and marketing	716,000	435,000	1,385,000	1,106,000
Depreciation and amortization	15,000	10,000	23,000	23,000
Total operating expenses	1,648,000	1,446,000	3,182,000	2,863,000
OPERATING INCOME (LOSS)	1,913,000	(127,000)	3,456,000	1,193,000

OTHER EXPENSES (INCOME)
Interest expense (income)	(5,000)	5,000	(11,000)	8,000
Gain on settlement	-	-	-	(70,000)
Gain on debt forgiveness	-	-	(453,000)	-
Total other expenses (income)	(5,000)	5,000	(464,000)	(62,000)

PRE-TAX NET INCOME (LOSS)	1,918,000	(132,000)	3,920,000	1,255,000

PROVISION (BENEFIT) FOR INCOME TAXES	410,000	(40,000)	728,000	(81,000)

NET INCOME (LOSS)	$1,508,000	$(92,000)	$3,192,000	$1,336,000

NET INCOME (LOSS) PER SHARE
Basic	$1.37	$(0.09)	$2.94	$1.27
Diluted	$1.26	$(0.09)	$2.68	$1.19
Basic weighted average common shares	1,098,000	1,060,033	1,087,385	1,055,893
Diluted weighted average common shares	1,194,880	1,060,033	1,189,069	1,126,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED JUNE 30, 2021

MARCH 31, 2021	1,090,818	$12,000	$(1,790,000)	$32,335,000	$(16,708,000)	$13,849,000

Repurchase of common stock	(9,023)	-	(260,000)	-	-	(260,000)
Exercise of stock options	3,895	-	-	54,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	20,000	-	-	107,000	-	107,000
Net income	-	-	-	-	1,508,000	1,508,000

JUNE 30, 2021	1,105,690	$12,000	$(2,050,000)	$32,312,000	$(15,200,000)	$15,074,000

THREE MONTHS ENDED JUNE 30, 2020

MARCH 31, 2020	1,060,033	$12,000	$(1,790,000)	$32,154,000	$(25,678,000)	$4,698,000

Fair value of common stock issued for services	-	-	-	10,000	-	10,000
Repurchase of common stock	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-
Stock-based compensation	-	-	-	12,000	-	12,000
Net income	-	-	-	-	(92,000)	(92,000)

JUNE 30, 2020	1,060,033	$12,000	$(1,790,000)	$32,176,000	$(25,770,000)	$4,628,000

SIX MONTHS ENDED JUNE 30, 2021

DECEMBER 31, 2020	1,060,818	$12,000	$(1,790,000)	$32,204,000	$(18,392,000)	$12,034,000
Repurchase of common stock	(9,023)	-	(260,000)	-	-	(260,000)
Exercise of stock options	3,895	-	-	54,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	50,000	-	-	238,000	-	238,000
Net income	-	-	-	-	3,192,000	3,192,000

JUNE 30, 2021	1,105,690	$12,000	$(2,050,000)	$32,312,000	$(15,200,000)	$15,074,000

SIX MONTHS ENDED JUNE 30, 2020

DECEMBER 31, 2019	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services	417	-	-	26,000	-	26,000
Repurchase of common stock	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	17,000	-	-	71,000	-	71,000
Stock-based compensation	-	-	-	24,000	-	24,000
Net income	-	-	-	-	1,336,000	1,336,000

JUNE 30, 2020	1,060,033	$12,000	$(1,790,000)	$32,176,000	$(25,770,000)	$4,628,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Six months ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,192,000	$1,336,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,000	23,000
Right of use asset amortization	24,000	-
Allowance for doubtful accounts	8,000	360,000
Allowance for inventory obsolescence	(27,000)	(55,000)
Fair value of stock and options issued for services	238,000	50,000
Forgiveness of PPP loan	(453,000)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	406,000	643,000
Inventories	(1,358,000)	(414,000)
Deferred tax asset	731,000	-
Prepaid expense	(176,000)	13,000
Income tax receivable	-	(40,000)
Security deposit	-	10,000
Accounts payable	296,000	(375,000)
Lease liability	(24,000)	-
Accrued interest	-	1,000
Accrued liabilities and other liabilities	137,000	31,000
Product returns	(9,000)	20,000
Net cash provided by operating activities	3,008,000	1,603,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(529,000)	-
Net cash used in investing activities	(529,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	54,000	71,000
Proceeds from PPP loan	-	450,000
Repurchases of common stock and options	(444,000)	(171,000)
Net cash provided by (used in) financing activities	(390,000)	350,000

CHANGE IN CASH	2,089,000	1,953,000
CASH, BEGINNING OF PERIOD	6,336,000	265,000
CASH, END OF PERIOD	$8,425,000	$2,218,000

Supplemental disclosure operating activities
Cash paid for interest	$-	$7,000
Cash paid (refunded) for income taxes	$(3,000)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Recent Developments

Nutrology Asset Purchase

On April 7, 2021, the Company purchased substantially all of the assets of Triple Impact Corporation, a New Jersey corporation doing business as Nutrology, a nutritional supplement company catering to consumers who prioritize all-natural and plant-based nutritional supplements. See Note 4 for additional detail regarding the acquisition.

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

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its Net Operating Losses (“NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (“IRC”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.99% or more of the Company’s securities.

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

During the three months ended June 30, 2021, the Company repurchased 9,023 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company under the Share Repurchase Program.  The Company also repurchased and retired 12,710 dilutive in-the-money options from employees for total consideration of $186,000.

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2021	-	$-	-	$3,610,917
Second quarter ended June 30, 2021	9,023	$28.50	9,023	$3,169,917
Subtotal	9,023	$28.50	9,023	$3,169,917

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2021.

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

Basic and Diluted Income (Loss) Per Share
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income (loss) available to common shareholders	$1,508,000	$(92,000)	$3,192,000	$1,336,000
Weighted average common shares - basic	1,098,000	1,060,033	1,087,385	1,055,893
Dilutive effect of outstanding warrants and stock options	96,880	-	101,684	70,738
Weighted average common shares - diluted	1,194,880	1,060,033	1,189,069	1,126,631

Net income (loss) per common share:
Basic	$1.37	$(0.09)	$2.94	$1.27
Diluted	$1.26	$(0.09)	$2.68	$1.19

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets and lease liabilities for operating leases of $480,000 and $480,000, respectively. There was no cumulative-effect adjustment to accumulated deficit. See Note 8 for further information regarding the adoption of ASC 842 on the Company’s condensed consolidated financial statements.

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

While we have concluded that a triggering event did not occur during the three or six months ended June 30, 2021, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended June 30, 2021 and 2020 were $5,917,000 and $1,213,000, respectively, representing 73% and 44% of total net revenue, respectively. Net sales to GNC during the six-month periods ended June 30, 2021 and 2020 were $9,993,000 and $5,910,000, respectively, representing 70% and 67% of total net revenue, respectively.

Gross accounts receivable attributable to GNC as of June 30, 2021 and 2020 were $1,315,000 and $1,305,000, respectively, representing 77% and 79% of the Company’s total accounts receivable balance, respectively.

For the three months ended June 30, 2021 and 2020, online sales accounted for 21% and 41% of the Company’s net revenue, respectively. For the six months ended June 30, 2021 and 2020, online sales accounted for 23% and 22% of the Company’s net revenue, respectively.

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

The Company’s revenue recognition, sales, and returns policies and experience for Nutrology are consistent with those of the Company’s other brands.

Income Taxes

During the three months ended June 30, 2021, the Company recorded a federal income tax expense of $403,000 and a state income tax expense of $7,000 During the three months ended June 30, 2020, the Company recorded an income tax benefit and an income tax receivable of $40,000.

During the fourth quarter of fiscal 2020, the Company determined that it is more likely than not that it will be able to utilize the majority of its net operating loss carryforwards. The release of a substantial portion of the reserve against the Company’s deferred tax assets resulted in an income tax benefit of $4,370,000 for 2020, and a corresponding increase in net income of the same amount.

As of June 30, 2021, the Company had federal net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $18.4 million, resulting in a deferred tax asset of approximately $3.6 million. A valuation allowance of $537,000 has been recorded to reflect the portion of such deferred tax asset that is not expected to be realized under IRS statutory limitations.

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

NOTE 4 – BUSINESS COMBINATION

On April 7, 2021, the Company closed on the purchase of substantially all of the assets of Triple Impact Nutrition (the “Acquisition”), a New Jersey corporation doing business as Nutrology, a nutritional supplement company catering to consumers who prioritize all-natural and plant-based nutritional supplements. Under the terms of the Asset Purchase Agreement (the “APA”), the Company agreed to pay cash consideration of $500,000, subject to certain working capital adjustments set forth in the APA. Total consideration paid, including the effects of the working capital adjustment, was $529,000.

The Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $529,000 was allocated to the tangible and intangible assets acquired based on their fair values on the acquisition date of April 7, 2021. The Company assumed no liabilities as part of the Acquisition, and no employees of Nutrology became employees of the Company. The excess of the purchase price over the net assets acquired is recorded as goodwill.  The goodwill is attributable to synergies from leveraging Nutrology’s strong all-natural and plant-based nutritional supplements, customer relationships and website domain name to enter into new sales with consumers for future growth and expansion. The Company incurred transaction costs of approximately $49,000 related to the Acquisition, of which $30,000 was expensed as incurred during the second quarter of 2021 as part of general and administrative expenses on the Consolidated Statement of Operations. The remaining $19,000 of transaction costs will be expensed as incurred during the third quarter of 2021.

Included in the Company’s Consolidated Statement of Operations from the acquisition date of April 7, 2021 for the period ended June 30, 2021 are revenue of $189,000 and gross profit of $85,000.

Below is a summary of the preliminary fair value of assets assumed as of the date of acquisition.

Assets Acquired:	Fair Value

Accounts receivable	$48,000
Inventory	126,000
Intangibles	222,000
Goodwill	133,000
Fair value of assets acquired and consideration transferred	$529,000

The preliminary fair values of acquired assets assumed represent management’s estimate of fair value utilizing a third-party appraiser and are subject to change if additional information becomes available.  Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise).  In the event management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.  Goodwill is deductible for tax purposes.

Our preliminary estimate of intangible assets related to the Acquisition consists of non-contractual customer relationships, trademarks, formulations, and a website domain name.  The value of the customer relationships was determined using the income approach, trademarks and formulations was determine using the relief from royalty method, and the website domain name was based on the replacement method cost approach.  All methods are considered Level 3 fair value measurements.

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
Client relationships	$80,000	4 years
Formulations	70,000	4 years
Trademarks	60,000	Indefinite
Website	12,000	3 years
Total identifiable assets	$222,000

NOTE 5: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

Fair Value Measurements and Disclosure (Topic 820) of the FASB establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

•	Level 1 - Quoted unadjusted prices for identical instruments in active markets.

•	Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

•	Level 3 - Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their short-term nature. Such financial assets and financial liabilities include cash, accounts receivable, certain other current assets, accounts payable and accrued expense and other liabilities. The Company does not hold or issue financial instruments for trading purposes.

The Company’s non-financial assets which include goodwill, intangible assets, long-lived assets are not required to be measured at fair value on a recurring basis. The estimation of fair value for these assets and liabilities requires the use of significant unobservable inputs, and as a result, the Company classifies these assets and liabilities as Level 3 within the fair value hierarchy. During the three and six months ended June 30, 2021, the assets acquired in the business combination, including accounts receivable, inventory, and intangible assets, were measured at fair value on the date of the acquisition. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2021.

The fair values of the material non-financial assets acquired have been calculated using the following valuation techniques (Level 3 of fair value hierarchy):

Assets acquired	Valuation technique and Significant Assumptions
Customer relationships Trademarks and Formulations

Income approach – multi-period excess earnings model (“MPEEM”): A 17% customer attrition rate was utilized in the valuation of the customer relationships based on management’s estimation of an average customer life of 6 years. Management considered knowledge of the customer base, actual historical ages of customers, and repurchase history in deriving the 6-year life assumption as utilized in assessing the value of the customer relationships. A discount rate of 29.6% was used for the present value of the future cash flows based on 2020 revenue from existing customers.

Income approach – relief from royalty method: Royalty rates of 2.15% and 4.5% were selected based on licensing transactions for similar assets that reflects the median of the comparable transactions given the average customer awareness, industry segment, and similar operations to comparable companies and the present value of net cash flows expected to be generated by the assets, excluding any cash flows related to contributory assets.

Website	Cost approach – replacement method: Re-creation costs for the website are based on estimates of hours required to pay an external party for website development.

The Company exercised significant judgments in the accounting for the business combination. The most significant judgments related to the determination of fair values of intangible assets and their estimated useful lives. In determining of the fair values of the intangible assets management made assumptions on the timing and the amounts of the Company’s future cash flows, applicable growth rates and discount factors.  There were no additional fair value measurements of these assets during the first half of 2021.

NOTE 6 – INVENTORIES

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including components and finished goods for all of its product offerings across all of the Company’s operating subsidiaries.

Total allowance for expiring, excess and slow-moving inventory items as of June 30, 2021 and December 31, 2020 amounted to $28,000 and $56,000, respectively. The Company’s inventories as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
	(unaudited)
Finished goods	$4,245,000	$2,789,000
Components	617,000	668,000
Allowance for obsolescence	(28,000)	(56,000)
Total	$4,834,000	$3,401,000

NOTE 7 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
	(unaudited)
Property and equipment	$902,000	$902,000
Accumulated depreciation	(817,000)	(804,000)
Property and equipment, net	$85,000	$98,000

Depreciation expense for the three months ended June 30, 2021 and 2020 was $5,000 and $10,000, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $13,000 and $23,000, respectively.

NOTE 8 – NOTES PAYABLE

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

Subsequent to the end of the quarter, on August 4, 2021, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

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

NOTE 9 - RIGHT OF USE ASSETS AND LIABILITIES

In prior years, the Company entered into several non-cancellable leases for its office facilities and equipment. The lease agreements range from 36 months to 84 months and require monthly payments ranging between $200 and $7,000 through October 2024. On January 1, 2019, the Company adopted Topic 842, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the leases as operating leases and determined that the fair value of the lease assets and liability at the inception of the leases was $480,000 using a discount rate of 9%.

During the six months ended June 30, 2021, the Company made payments resulting in a $24,000 reduction in the lease liability. As of June 30, 2021, lease liability amounted to $184,000. Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended June 30, 2021 was $41,000. The right-of-use asset at June 30, 2021 was $183,000, net of amortization of $296,000.

Six months ended
Lease Cost	June 30, 2021
Operating lease cost (included in general and administrative in the Company's unaudited and consolidated statement of operations)	$41,000

Other information
Cash paid for amounts included in the measurement of lease liabilities for the third quarter of 2021	$0
Weighted average remaining lease term - operating leases (in years)	3.3
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At June 30, 2021
Long-term right-of-use assets	$183,000
Short-term operating lease liabilities	$53,000
Long-term operating lease liabilities	131,000
Total operating lease liabilities	$184,000

Maturities of the Company's lease liabilities are as follows (in thousands):

Year ending	Operating leases
2021 (remaining 6 months)	$33,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(28,000)
Present value of lease liabilities	$184,000

NOTE 10 - EQUITY

Common Stock

a.	Common Stock Issued for Services

The Company is authorized to issue 15.0 million shares of Common Stock of which 1,105,690 shares of Common Stock were issued and outstanding as of June 30, 2021.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist using a derived service period of nine years. During the six months ended June 30, 2021, the Company recorded compensation expense of $3,000 to amortize the fair value of these shares of restricted Common Stock based upon the prorated derived service period. As of June 30, 2021, there was no unearned compensation to be amortized as a compensation cost associated with the grant of these shares.

In February 2021, the Company granted Mr. Judd an aggregate of 40,000 restricted share units (“RSUs”). Each RSU converts into one share of the Company’s Common Stock upon vesting. The RSUs vest as follows: (1) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $30, (ii) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $36, (iii) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $42, and (iv) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $48. The RSUs are subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the RSUs is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $666,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist. During the quarter ended June 30, 2021, the Company expensed $95,000 as a compensation cost. As of June 30, 2021, there was $508,000 of unamortized compensation expense associated with the grant of the RSUs.

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

During the six-month period ended June 30, 2021, the Company repurchased 9,023 shares of Common Stock. The Company is accounting for repurchased shares as treasury stock. The Company also repurchased and retired 12,710 dilutive in-the-money options from employees for total consideration of $186,000.

Options

Information regarding options outstanding as of June 30, 2021 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2019	149,285	$11.76	5.0
Issued	-	-
Exercised	(17,000)	4.20
Forfeited	(36,500)	19.46
Outstanding, December 31, 2020	95,785	$10.17	5.8
Issued	32,000	20.13
Exercised	(4,000)	13.90
Forfeited	(3,000)	13.90
Repurchased	(12,710)	13.90
Outstanding, June 30, 2021	108,075	$12.44	6.8

Outstanding				Exercisable
Exercise Price Per share	Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80-23.00	102,500	7.0	$8.21	78,500	$4.57
$23.10-144.34	5,575	2.3	$90.20	5,575	$90.20
	108,075	6.8	$12.44	84,075	$10.25

During the six-month periods ended June 30, 2021 and 2020, the Company recognized compensation expense of $12,000 and $24,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of June 30, 2021 amounted to $3,161,000. As of June 30, 2021 there is $104,000 of unamortized compensation expense.

Warrants

Total outstanding warrants to purchase shares of Company Common Stock as of June 30, 2021 and December 31, 2020 amounted to 35,870 shares. Total intrinsic value as of June 30, 2021 amounted to $1,234,000.

During the period ended June 30, 2021, no warrants were granted and no warrants expired unexercised.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
35,870	$4.60	11/13/18	11/13/23	Yes

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the end of the quarter, on August 4, 2021, the Company amended its Line of Credit Agreement to extend the Maturity Date to September 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

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

Recent Developments

Nutrology Asset Purchase

On April 7, 2021, the Company purchased substantially all of the assets of Triple Impact Corporation, a New Jersey corporation doing business as Nutrology, a nutritional supplement company catering to consumers who prioritize all-natural and plant-based nutritional supplements. See Note 4 for additional detail regarding the acquisition.

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

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its net operating losses (“NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “IRC”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.99% or more of the Company’s securities.

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

During the three months ended June 30, 2021, the Company repurchased 9,023 shares of Common Stock, or approximately 1% of the issued and outstanding shares of the Company under the Share Repurchase Program.  The Company also repurchased and retired 12,710 dilutive in-the-money options from employees for total consideration of $186,000.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2021	-	$-	-	$3,610,917
Second quarter ended June 30, 2021	9,023	$28.50	9,023	$3,169,917
Subtotal	9,023	$28.50	9,023	$3,169,917

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	Change	%	June 30, 2021	June 30, 2020	Change	%
Revenue	$8,141,000	$2,740,000	$5,401,000	197%	$14,299,000	$8,891,000	$5,408,000	61%
Cost of goods sold	(4,580,000)	(1,421,000)	(3,159,000)	222%	(7,661,000)	(4,835,000)	(2,826,000)	58%
Gross profit	3,561,000	1,319,000	2,242,000	170%	6,638,000	4,056,000	2,582,000	64%
General and administrative expense	(917,000)	(1,001,000)	84,000	-8%	(1,774,000)	(1,734,000)	(40,000)	2%
Selling and marketing expense	(716,000)	(435,000)	(281,000)	65%	(1,385,000)	(1,106,000)	(279,000)	25%
Depreciation and amortization	(15,000)	(10,000)	(5,000)	50%	(23,000)	(23,000)	-	-
Total operating expenses	(1,648,000)	(1,446,000)	(202,000)	14%	(3,182,000)	(2,863,000)	(319,000)	11%
Income (loss) from operations	1,913,000	(127,000)	2,040,000	n/a	3,456,000	1,193,000	2,263,000	190%
Other income (expense)	5,000	(5,000)	10,000	n/a	464,000	62,000	402,000	648%
Provision for income tax	(410,000)	40,000	(450,000)	n/a	(728,000)	81,000	(809,000)	n/a
Net income (loss)	$1,508,000	$(92,000)	$1,600,000	n/a	$3,192,000	$1,336,000	$1,856,000	139%

Net Sales. Revenue for the three months ended June 30, 2021 increased to $8,141,000 as compared to $2,740,000 for the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 increased 61% to $14,299,000 as compared to $8,891,000 for the six months ended June 30, 2020. The increase in revenue for the three- and six-month periods ended June 30, 2021 compared to the prior three- and six-month period is principally due to the closure of some of our retail partners’ store locations and the stay-at-home orders during 2020 caused by the COVID-19 pandemic and continued organic growth in our online and wholesale businesses.

Online revenue during the three and six months ended June 30, 2021 was approximately 21% and 23% of total revenue, respectively, compared to approximately 41% and 22% of total revenue during the three and six months ended June 30, 2020.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2021 increased to $4,580,000 as compared to $1,421,000 for the three months ended June 30, 2020. Cost of goods sold for the six months ended June 30, 2021 increased to $7,661,000 as compared to $4,835,000 for the six months ended June 30, 2020. The increase during the three- and six-month period is principally attributable to higher revenue.

Gross Profit. Gross profit for the three months ended June 30, 2021 increased to $3,561,000 as compared to $1,319,000 for the three months ended June 30, 2020. Gross profit for the six months ended June 30, 2021 increased to $6,638,000 as compared to $4,056,000 for the six months ended June 30, 2020. The increase during the three- and six- month period is principally attributable to higher revenue.

Gross margin for the three months ended June 30, 2021 decreased to 43.7% compared to 48.1% during the same period last year. The decrease during the three-month period is principally attributable to a lower percentage of online sales during 2021 compared to the same period in 2020.  Gross margin for the six months ended June 30, 2021 increased to 46.4% compared to 45.6% for the same period last year. The increase was primarily attributable to a greater proportion of higher margin online revenue during 2021 compared to the same period in 2020.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2021 decreased to $917,000 as compared to $1,001,000 for the three months ended June 30, 2020. The decrease in the three-month period ended June 30, 2021 primarily reflects an decrease in bad debt expense, partially offset by higher stock compensation expense and higher consulting expense. For the six-month period ended June 30, 2021, general and administrative expense increased to $1,774,000 from $1,734,000 during the same period in the prior year.

Selling and Marketing Expense. Selling and marketing expense for the three months ended June 30, 2021 increased to $716,000 as compared to $435,000 for the three months ended June 30, 2020. Selling and marketing expense for the six months ended June 30, 2021 increased to $1,385,000 as compared to $1,106,000 for the six months ended June 30, 2020. The increases in both the three- and six-month periods ended June 30, 2021 reflect higher co-operative marketing expense paid to one of our wholesale partners. The Company anticipates that this higher level of marketing expense, which is fully funded by wholesale price increases, will continue for the foreseeable future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2021 increased to $15,000 as compared to $10,000 for the three months ended June 30, 2020. The increase was due to amortization of intangibles acquired in the Nutrology business combination.  Depreciation and amortization expense for the six months ended June 30, 2021 was flat at $23,000 as compared to $23,000 for the six months ended June 30, 2020, with the increase in amortization associated with the Nutrology intangibles being offset by other assets becoming fully depreciated.

Net Income Loss. We generated net income of $1,508,000 for the three-month period ended June 30, 2021 as compared to a net loss of $(92,000) for the three months ended June 30, 2020. We generated a net income of $3,192,000 for the six-month period ended June 30, 2021 as compared to a net income of $1,336,000 for the six months ended June 30, 2020. The increase in net income for the three- and six-month periods ended June 30, 2021 was primarily due to higher revenues resulting from the increase in wholesale and online sales as compared to the impact of COVID-19 on sales during the same periods in 2020.

Non-GAAP Measures

The financial presentation below contains certain financial measures defined as “non-GAAP financial measures” by the SEC, including non-GAAP EBITDA and adjusted non-GAAP EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Quarterly Report in accordance with GAAP.

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

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,508,000	$(92,000)	$3,192,000	$1,336,000
Interest expense (income)	(5,000)	5,000	(11,000)	8,000
Provision (benefit) for income taxes	410,000	(40,000)	728,000	(81,000)
Depreciation and amortization	15,000	10,000	23,000	23,000
EBITDA	1,928,000	(117,000)	3,932,000	1,286,000
Non-cash and non-recurring adjustments
Stock compensation expense	107,000	26,000	238,000	54,000
Non-recurring losses (gains)	-	-	(453,000)	(70,000)
Adjusted EBITDA	$2,035,000	$(91,000)	$3,717,000	$1,270,000

Liquidity and Capital Resources

At June 30, 2021, we had positive working capital of approximately $10,728,000, compared to $7,744,000 at December 31, 2020. Our principal sources of liquidity at June 30, 2021 consisted of $8,425,000 of cash and $1,757,000 of accounts receivable.

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

Subsequent to the end of the quarter, on August 4, 2021, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to September 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

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

Cash Provided by Operations. Cash provided by operating activities for the six months ended June 30, 2021 was $3,008,000, as compared to cash provided by operations of $1,603,000 for the six months ended June 30, 2020.

Cash Used in Investing Activities. Cash used in investing activities for the six months ended June 30, 2021 was ($529,000), as compared to cash used by investing activities of $0 for the six months ended June 30, 2020.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities for the six months ended June 30, 2021 was ($390,000) as compared to cash provided by financing activities of $350,000 during the six months ended June 30, 2020.

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

While we have concluded that a triggering event did not occur during the three or six months ended June 30, 2021, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

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

The Company’s revenue recognition, sales, and returns policies and experience for Nutrology are consistent with those of the Company’s other brands.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of June 30, 2021, the Company had a zero balance under its existing Line of Credit.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2021. This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Changes in Internal Controls Over Financial Reporting

The Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2021. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended June 30, 2021.

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

Registrant	FitLife Brands, Inc.

Date: August 16, 2021	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: August 16, 2021	By:	/s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)

