Form 10-Q
period 2021-09-30
FITLIFE BRANDS, INC.
filed 2021-11-12
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, a total of 1,125,690 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

-ii-

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS:

CURRENT ASSETS
Cash	$8,617,000	$6,336,000
Accounts receivable, net of allowance of doubtful accounts of $64,000 and $51,000, respectively	1,846,000	2,044,000
Inventories, net of allowance for obsolescence of $37,000 and $56,000, respectively	6,121,000	3,401,000
Income tax receivable	-	40,000
Prepaid expenses and other current assets	169,000	52,000
Total current assets	16,753,000	11,873,000

Property and equipment, net	77,000	98,000
Right of use asset, net of amortization of $309,000 and $272,000, respectively	171,000	208,000
Intangibles, net of amortization of $20,000 and $0, respectively	202,000	-
Goodwill	358,000	225,000
Deferred tax asset	3,328,000	4,370,000
TOTAL ASSETS	$20,889,000	$16,774,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,600,000	$3,246,000
Accrued expense and other liabilities	424,000	498,000
Product returns	388,000	335,000
Lease liability - current portion	54,000	50,000
Total current liabilities	4,466,000	4,129,000

Long-term lease liability, net of current portion	117,000	158,000
PPP loan	-	453,000
TOTAL LIABILITIES	4,583,000	4,740,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.01 par value, 15,000,000 shares authorized; 1,125,690 and 1,060,818 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12,000	12,000
Treasury stock, 219,654 and 210,631 shares, respectively	(2,050,000)	(1,790,000)
Additional paid-in capital	32,419,000	32,204,000
Accumulated deficit	(14,075,000)	(18,392,000)
TOTAL STOCKHOLDERS' EQUITY	16,306,000	12,034,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,889,000	$16,774,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020

Revenue	$6,705,000	$6,923,000	$21,004,000	$15,814,000
Cost of goods sold	3,760,000	4,061,000	11,421,000	8,896,000
Gross profit	2,945,000	2,862,000	9,583,000	6,918,000

OPERATING EXPENSES:
General and administrative	891,000	684,000	2,665,000	2,419,000
Selling and marketing	605,000	509,000	1,990,000	1,614,000
Depreciation and amortization	18,000	9,000	41,000	31,000
Total operating expenses	1,514,000	1,202,000	4,696,000	4,064,000
OPERATING INCOME	1,431,000	1,660,000	4,887,000	2,854,000

OTHER EXPENSES (INCOME)
Interest expense (income)	(7,000)	(2,000)	(18,000)	7,000
Gain on settlement	-	-	-	(70,000)
Gain on debt forgiveness	-	-	(453,000)	-
Total other expenses (income)	(7,000)	(2,000)	(471,000)	(63,000)

PRE-TAX NET INCOME	1,438,000	1,662,000	5,358,000	2,917,000

PROVISION (BENEFIT) FOR INCOME TAXES	313,000	17,000	1,041,000	(64,000)

NET INCOME	$1,125,000	$1,645,000	$4,317,000	$2,981,000

NET INCOME PER SHARE
Basic	$1.02	$1.55	$3.95	$2.82
Diluted	$0.93	$1.45	$3.59	$2.63
Basic weighted average common shares	1,105,690	1,060,350	1,093,553	1,057,389
Diluted weighted average common shares	1,204,524	1,134,379	1,202,177	1,132,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED SEPTEMBER 30, 2021

JUNE 30, 2021	1,105,690	$12,000	$(2,050,000)	$32,312,000	$(15,200,000)	$15,074,000

Repurchase of common stock	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-
Stock-based compensation	20,000	-	-	107,000	-	107,000
Net income	-	-	-	-	1,125,000	1,125,000

SEPTEMBER 30, 2021	1,125,690	$12,000	$(2,050,000)	$32,419,000	$(14,075,000)	$16,306,000

THREE MONTHS ENDED SEPTEMBER 30, 2020

JUNE 30, 2020	1,060,033	$12,000	$(1,790,000)	$32,176,000	$(25,770,000)	$4,628,000

Fair value of common stock issued for services	611	-	-	8,000	-	8,000
Repurchase of common stock	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-
Stock-based compensation	-	-	-	11,000	-	11,000
Net income	-	-	-	-	1,645,000	1,645,000

SEPTEMBER 30, 2020	1,060,644	$12,000	$(1,790,000)	$32,195,000	$(24,125,000)	$6,292,000

NINE MONTHS ENDED SEPTEMBER 30, 2021

DECEMBER 31, 2020	1,060,818	$12,000	$(1,790,000)	$32,204,000	$(18,392,000)	$12,034,000

Repurchase of common stock	(9,023)	-	(260,000)	-	-	(260,000)
Exercise of stock options	3,895	-	-	54,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	70,000	-	-	345,000	-	345,000
Net income	-	-	-	-	4,317,000	4,317,000

SEPTEMBER 30, 2021	1,125,690	$12,000	$(2,050,000)	$32,419,000	$(14,075,000)	$16,306,000

NINE MONTHS ENDED SEPTEMBER 30, 2020

DECEMBER 31, 2019	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000

Fair value of common stock issued for services	1,028	-	-	34,000	-	34,000
Repurchase of common stock	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	17,000	-	-	71,000	-	71,000
Stock-based compensation	-	-	-	35,000	-	35,000
Net income	-	-	-	-	2,981,000	2,981,000

SEPTEMBER 30, 2020	1,060,644	$12,000	$(1,790,000)	$32,195,000	$(24,125,000)	$6,292,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Nine months ended September 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,317,000	$2,981,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	41,000	32,000
Right of use asset net of amortization and lease liability	37,000	-
Allowance for doubtful accounts	13,000	375,000
Allowance for inventory obsolescence	(19,000)	(62,000)
Fair value of stock and options issued for services	345,000	69,000
Forgiveness of PPP loan	(453,000)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	312,000	(603,000)
Inventories	(2,654,000)	805,000
Deferred tax asset	1,041,000	-
Prepaid expense	(117,000)	15,000
Income tax receivable	40,000	(40,000)
Security deposit	-	10,000
Accounts payable	354,000	(189,000)
Lease liability	(37,000)	-
Accrued interest	-	1,000
Accrued liabilities and other liabilities	(73,000)	61,000
Product returns	53,000	20,000
Net cash provided by operating activities	3,200,000	3,475,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(529,000)	-
Net cash used in investing activities	(529,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	54,000	71,000
Proceeds from PPP loan	-	450,000
Repurchases of common stock and options	(444,000)	(171,000)
Net cash provided by (used in) financing activities	(390,000)	350,000

CHANGE IN CASH	2,281,000	3,825,000
CASH, BEGINNING OF PERIOD	6,336,000	265,000
CASH, END OF PERIOD	$8,617,000	$4,090,000

Supplemental disclosure operating activities
Cash paid for interest	$-	$7,000
Cash paid (refunded) for income taxes	$(45,000)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, Nutrology, and Metis Nutrition (together, “NDS Products”); and (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"). The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.

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

During the three months ended September 30, 2021, the Company did not repurchase any Securities under the Share Repurchase Program.

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2021	-	$-	-	$3,610,917
Second quarter ended June 30, 2021	9,023	$28.50	9,023	$3,169,917
Third quarter ended September 30, 2021	-	$-	-	$3,169,917
Subtotal	9,023	$28.50	9,023	$3,169,917

COVID-19 Pandemic

The COVID-19 pandemic has had an effect on the Company’s employees, business and operations and those of its customers, vendors and business partners. In this respect, the temporary or permanent closure of some of our retail partners’ store locations and the stay-at-home orders that occurred early in the pandemic negatively affected our results from operations, although much of the impact has been offset by an increase in revenue attributable to online sales, and increased sales during the more recent quarters. Our future financial position and operating results could be materially and adversely affected in the event that a resurgence of COVID-19 cases leads to new stay-at-home orders and/or further disruptions in both our supply chain and manufacturing lead-times, which could lower demand for the Company’s products and/or prevent the Company from producing and delivering its products in a timely manner, although the extent of these effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2021.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net income available to common shareholders	$1,125,000	$1,645,000	$4,317,000	$2,981,000
Weighted average common shares - basic	1,105,690	1,060,350	1,093,553	1,057,389
Dilutive effect of outstanding warrants and stock options	98,834	74,029	108,624	75,375
Weighted average common shares - diluted	1,204,524	1,134,379	1,202,177	1,132,764
Net income per common share:
Basic	$1.02	$1.55	$3.95	$2.82
Diluted	$0.93	$1.45	$3.59	$2.63

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets and lease liabilities for operating leases of $480,000 and $480,000, respectively. There was no cumulative-effect adjustment to accumulated deficit. See Note 9 for further information regarding the adoption of ASC 842 on the Company’s condensed consolidated financial statements.

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

While we have concluded that a triggering event did not occur during the three or nine months ended September 30, 2021, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended September 30, 2021 and 2020 were $4,553,000 and $5,228,000, respectively, representing 68% and 76% of total net revenue, respectively. Net sales to GNC during the nine-month periods ended September 30, 2021 and 2020 were $14,526,000 and $11,138,000, respectively, representing 69% and 75% of total net revenue, respectively.

Gross accounts receivable attributable to GNC as of September 30, 2021 and 2020 were $1,377,000 and $2,447,000, respectively, representing 77% and 84% of the Company’s total accounts receivable balance, respectively.

For the three months ended September 30, 2021 and 2020, online sales accounted for 25% and 17% of the Company’s net revenue, respectively. For the nine months ended September 30, 2021 and 2020, online sales accounted for 24% and 20% of the Company’s net revenue, respectively.

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

Income Taxes

During the three months ended September 30, 2021, the Company recorded a federal income tax expense of $311,000, which is non-cash due to the Company’s federal net operating loss carryforwards, and a state income tax expense of $2,000.

During the fourth quarter of fiscal 2020, the Company determined that it is more likely than not that it will be able to utilize the majority of its net operating loss carryforwards. The release of a substantial portion of the reserve against the Company’s deferred tax assets resulted in an income tax benefit of $4,370,000 for 2020, and a corresponding increase in net income of the same amount.

As of September 30, 2021, the Company had federal net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $17.1 million.  These loss carryforwards, along with other book-tax basis differences, resulted in a gross deferred tax asset of approximately $3.8 million.  A valuation allowance of $537,000 has been recorded to reflect the portion of the deferred tax asset that is not expected to be realized under IRS statutory limitations, resulting in a net deferred tax asset of approximately $3.3 million.

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

The Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $529,000 was allocated to the tangible and intangible assets acquired based on their fair values on the acquisition date of April 7, 2021. The Company assumed no liabilities as part of the Acquisition, and no employees of Nutrology became employees of the Company. The excess of the purchase price over the net assets acquired is recorded as goodwill.  The goodwill is attributable to synergies from leveraging Nutrology’s strong all-natural and plant-based nutritional supplements, customer relationships and website domain name to enter into new sales with consumers for future growth and expansion. The Company incurred transaction costs of approximately $49,000 related to the Acquisition, of which $30,000 was expensed as incurred during the second quarter of 2021 as part of general and administrative expenses on the Consolidated Statement of Operations. The remaining $19,000 of transaction costs was expensed as incurred during the third quarter of 2021.

Included in the Company’s Consolidated Statement of Operations from the acquisition date of April 7, 2021 for the period ended September 30, 2021 are revenue of $722,000 and gross profit of $270,000.

Below is a summary of the fair value of assets assumed as of the date of acquisition.

Assets Acquired:	Fair Value

Accounts receivable	$48,000
Inventory	126,000
Intangibles	222,000
Goodwill	133,000
Fair value of assets acquired and consideration transferred	$529,000

The fair values of acquired assets assumed represent management’s estimate of fair value utilizing a third-party appraiser and are subject to change if additional information becomes available.  Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise).  In the event management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.  Goodwill is deductible for tax purposes.

Our estimate of intangible assets related to the Acquisition consists of non-contractual customer relationships, trademarks, formulations, and a website domain name.  The value of the customer relationships was determined using the income approach, trademarks and formulations was determine using the relief from royalty method, and the website domain name was based on the replacement method cost approach.  All methods are considered Level 3 fair value measurements.

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life (Years)
Client relationships	$80,000	4
Formulations	70,000	4
Trademarks	60,000	Indefinite
Website	12,000	3
Total identifiable assets	$222,000

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

●	Level 1 - Quoted unadjusted prices for identical instruments in active markets.

●

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

●	Level 3 - Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

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

The Company’s non-financial assets which include goodwill, intangible assets, long-lived assets are not required to be measured at fair value on a recurring basis. The estimation of fair value for these assets and liabilities requires the use of significant unobservable inputs, and as a result, the Company classifies these assets and liabilities as Level 3 within the fair value hierarchy. The assets acquired in the business combination, including accounts receivable, inventory, and intangible assets, were measured at fair value on the date of the acquisition. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2021.

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

Trademarks and Formulations

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

The Company exercised significant judgments in the accounting for the business combination. The most significant judgments related to the determination of fair values of intangible assets and their estimated useful lives. In determining of the fair values of the intangible assets management made assumptions on the timing and the amounts of the Company’s future cash flows, applicable growth rates and discount factors.  There were no additional fair value measurements of these assets during the three months ended September 30, 2021.

NOTE 6 – INVENTORIES

The global supply chain for nutritional supplement ingredients and components has been adversely affected by the continuing COVID-19 pandemic and other variables. In response to these challenges, the Company made the decision to significantly increase its finished goods inventory, particularly for its best-selling products, in an attempt to avoid future stockouts. As a result, finished goods inventory has increased from approximately $2.8 million as of December 31, 2020 and $1.7 million as of September 30, 2020 to $5.4 million as of September 30, 2021.

The Company’s inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. The Company evaluates the need to record adjustments for inventory on a regular basis. Company policy is to evaluate all inventories including components and finished goods for all of its product offerings across all of the Company’s operating subsidiaries.

The Company recognizes an allowance for obsolescence for expiring, excess, and slow-moving inventory. To calculate the allowance, the Company analyzes sales projections for each SKU relative to the remaining shelf life of the product. The value of any finished goods inventory that expires within six months of the date of assessment is included in the allowance, even if the Company anticipates selling some or all of the inventory. In addition, the allowance includes the value of longer-dated finished good inventory that, based on projections, will remain unsold at the time of its expiration.

The total allowance for expiring, excess and slow-moving inventory items as of September 30, 2021 and December 31, 2020 amounted to $37,000 and $56,000, respectively. The Company’s inventories as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
	(unaudited)
Finished goods	$5,441,000	$2,789,000
Components	717,000	668,000
Allowance for obsolescence	(37,000)	(56,000)
Total	$6,121,000	$3,401,000

NOTE 7 - PROPERTY AND EQUIPMENT

The Company’s fixed assets as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
	(unaudited)
Property and equipment	$902,000	$902,000
Accumulated depreciation	(825,000)	(804,000)
Property and equipment, net	$77,000	$98,000

Depreciation expense for the three months ended September 30, 2021 and 2020 was $7,000 and $9,000, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $20,000 and $31,000, respectively.

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

During the nine months ended September 30, 2021, the Company made payments resulting in a $37,000 reduction in the lease liability. As of September 30, 2021, lease liability amounted to $171,000. Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended September 30, 2021 was $25,000. The right-of-use asset at September 30, 2021 was $171,000, net of amortization of $309,000.

Nine months ended
Lease Cost	September 30, 2021
Operating lease cost (included in general and administrative in the Company's unaudited and consolidated statement of operations)	$67,000

Other information
Cash paid for amounts included in the measurement of lease liabilities for the third quarter of 2021	$-
Weighted average remaining lease term - operating leases (in years)	3.1
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At September 30, 2021
Long-term right-of-use assets	$171,000
Short-term operating lease liabilities	$54,000
Long-term operating lease liabilities	117,000
Total operating lease liabilities	$171,000

Maturities of the Company's lease liabilities are as follows (in thousands):

Year ending	Operating leases
2021 (remaining 3 months)	$17,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(25,000)
Present value of lease liabilities	$171,000

NOTE 10 - EQUITY

Common Stock

a.	Common Stock Issued for Services

The Company is authorized to issue 15.0 million shares of Common Stock of which 1,125,690 shares of Common Stock were issued and outstanding as of September 30, 2021.

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 45,000 shares of restricted Common Stock, which include vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares are also subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the 45,000 shares of restricted Common Stock is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist using a derived service period of nine years. As of December 31, 2020, all of the shares were fully vested and there was no remaining compensation cost to be expensed.

In February 2021, the Company granted Mr. Judd an aggregate of 40,000 restricted share units (“RSUs”). Each RSU converts into one share of the Company’s Common Stock upon vesting. The RSUs vest as follows: (1) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $30, (ii) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $36, (iii) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $42, and (iv) 10,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $48. The RSUs are subject to forfeiture in the event Mr. Judd resigns from his position or is terminated by the Company. As the vesting of the RSUs is subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $666,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist. During the quarter ended September 30, 2021, the Company expensed $95,000 as a compensation cost. As of September 30, 2021, there was $412,000 of unamortized compensation expense associated with the grant of the RSUs. As of September 30, 2021, the vesting conditions for all of the RSUs had been met, and the shares are included in the outstanding share count as of the end of the quarter.

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

During the three months ended September 30, 2021, the Company did not repurchase any Securities under the Share Repurchase Program.  During the nine-month period ended September 30, 2021, the Company repurchased 9,023 shares of Common Stock and 12,710 dilutive in-the-money options. The Company is accounting for repurchased shares as treasury stock.

Options

Information regarding options outstanding as of September 30, 2021 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2019	149,285	$11.76	5.0
Issued	-	-
Exercised	(17,000)	4.20
Forfeited	(36,500)	19.46
Outstanding, December 31, 2020	95,785	$10.17	5.8
Issued	32,000	20.13
Exercised	(4,000)	13.90
Forfeited	(3,000)	13.90
Repurchased	(12,710)	13.90
Outstanding, September 30, 2021	108,075	$12.44	6.5

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.80	-	23.00	102,500	6.8	$8.21	78,500	$4.57
$23.10	-	144.34	5,575	2.0	$90.20	5,575	$90.20
			108,075	6.5	$12.44	84,075	$10.25

During the nine-month periods ended September 30, 2021 and 2020, the Company recognized compensation expense of $88,000 and $29,000, respectively, to account for the fair value of stock options that vested during the period.

Total intrinsic value of outstanding stock options as of September 30, 2021 amounted to $4,563,000. As of September 30, 2021 there is $96,000 of unamortized compensation expense.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of September 30, 2021 and December 31, 2020 amounted to 35,870 shares. Total intrinsic value as of September 30, 2021 amounted to $1,718,000.

During the period ended September 30, 2021, no warrants were granted and no warrants expired.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, Nutrology, and Metis Nutrition (together, “NDS Products”); and (ii) iSatori, BioGenetic Laboratories, and Energize (together, “iSatori Products”). The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.

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

During the three months ended September 30, 2021, the Company did not repurchase any Securities under the Share Repurchase Program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2021	-	$-	-	$3,610,917
Second quarter ended June 30, 2021	9,023	$28.50	9,023	$3,169,917
Third quarter ended September 30, 2021	-	$-	-	$3,169,917
Subtotal	9,023	$28.50	9,023	$3,169,917

COVID-19 Pandemic

The COVID-19 pandemic has had an effect on the Company’s employees, business and operations and those of its customers, vendors and business partners. In this respect, the temporary or permanent closure of some of our retail partners’ store locations and the stay-at-home orders that occurred early in the pandemic negatively affected our results from operations, although much of the impact has been offset by an increase in revenue attributable to online sales, and increased sales during the most recent quarter. Our future financial position and operating results could be materially and adversely affected in the event that a resurgence of COVID-19 cases leads to new stay-at-home orders and/or further disruptions in both our supply chain and manufacturing lead-times, which could lower demand for the Company’s products and/or prevent the Company from producing and delivering its products in a timely manner, although the extent of these effects cannot be determined at this time. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its business and operations accordingly.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020

	Three months ended				Nine months ended
	September 30, 2021	September 30, 2020	Change	%	September 30, 2021	September 30, 2020	Change	%
Revenue	$6,705,000	$6,923,000	$(218,000)	-3%	$21,004,000	$15,814,000	$5,190,000	33%
Cost of goods sold	(3,760,000)	(4,061,000)	301,000	-7%	(11,421,000)	(8,896,000)	(2,525,000)	28%
Gross profit	2,945,000	2,862,000	83,000	3%	9,583,000	6,918,000	2,665,000	39%
Operating expenses	(1,514,000)	(1,202,000)	(312,000)	26%	(4,696,000)	(4,064,000)	(632,000)	16%
Income from operations	1,431,000	1,660,000	(229,000)	-14%	4,887,000	2,854,000	2,033,000	71%
Other income (expense)	7,000	2,000	5,000	250%	471,000	63,000	408,000	648%
Provision for income tax	(313,000)	(17,000)	(296,000)	1741%	(1,041,000)	64,000	1,105,000	n/a
Net income	$1,125,000	$1,645,000	$(520,000)	-32%	$4,317,000	$2,981,000	$1,336,000	45%

Net Sales. Revenue for the three months ended September 30, 2021 decreased to $6,705,000 as compared to $6,923,000 for the three months ended September 30, 2020. Online revenue during the quarter increased 39.8%.  Wholesale revenue declined 12.2% driven by higher than normal purchases by GNC during the three months ended September 30, 2020 as it restocked following its bankruptcy filing.

Revenue for the nine months ended September 30, 2021 increased 33% to $21,004,000 as compared to $15,814,000 for the nine months ended September 30, 2020. Online revenue increased 57.5% and wholesale revenue increased 26.6% relative to the same nine-month period during 2020.  The increase in revenue for the nine-month period ended September 30, 2021 compared to the prior nine-month period is principally due to the closure of some of our retail partners’ store locations and the stay-at-home orders during 2020 caused by the COVID-19 pandemic, continued organic growth in our wholesale and online businesses, and the acquisition of Nutrology.

Online revenue during the three and nine months ended September 30, 2021 was approximately 25% and 24% of total revenue, respectively, compared to approximately 17% and 20% of total revenue during the three and nine months ended September 30, 2020.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2021 decreased to $3,760,000 as compared to $4,061,000 for the three months ended September 30, 2020, with the decline primarily attributable to lower revenue.

Cost of goods sold for the nine months ended September 30, 2021 increased to $11,421,000 as compared to $8,896,000 for the nine months ended September 30, 2020, with the increase primarily attributable to higher revenue.

Gross Profit. Gross profit for the three months ended September 30, 2021 increased to $2,945,000 as compared to $2,862,000 for the three months ended September 30, 2020. The increase during the three-month period is principally attributable to a higher percentage of online sales during 2021 compared to the same period in 2020.  Gross margin for the three months ended September 30, 2021 increased to 43.9% compared to 41.3% during the same period last year, which more than offset the effect of the decline in wholesale revenue during the quarter.

Gross profit for the nine months ended September 30, 2021 increased to $9,583,000 as compared to $6,918,000 for the nine months ended September 30, 2020. The increase was primarily attributable to higher revenue and a greater proportion of higher margin online revenue during 2021 compared to the same period in 2020.  Gross margin for the nine months ended September 30, 2021 increased to 45.6% compared to 43.7% for the same period last year.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2021 increased to $891,000 as compared to $684,000 for the three months ended September 30, 2020. For the nine-month period ended September 30, 2021, general and administrative expense increased to $2,665,000 from $2,419,000 during the same period in the prior year.  The increases for the three- and nine-month periods primarily reflect a temporary increase in consulting expense.

Selling and Marketing Expense. Selling and marketing expense for the three months ended September 30, 2021 increased to $605,000 as compared to $509,000 for the three months ended September 30, 2020. Selling and marketing expense for the nine months ended September 30, 2021 increased to $1,990,000 as compared to $1,614,000 for the nine months ended September 30, 2020. The increases in both the three- and nine-month periods ended September 30, 2021 reflect higher co-operative marketing expense paid to one of our wholesale partners. The Company anticipates that this higher level of marketing expense, which is fully funded by wholesale price increases, will continue for the foreseeable future.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2021 increased to $18,000 as compared to $9,000 for the three months ended September 30, 2020. Depreciation and amortization expense for the nine months ended September 30, 2021 increased to $41,000 as compared to $31,000 for the nine months ended September 30, 2020.  The increases for the three- and nine-month periods are primarily due to the amortization of intangibles acquired in the Nutrology business combination.

Net Income Loss. We generated net income of $1,125,000 for the three-month period ended September 30, 2021 as compared to a net income of $1,645,000 for the three months ended September 30, 2020. The decline in net income for the quarter ended September 30, 2021 was primarily driven by income tax expense, which is non-cash due to the Company’s net operating loss carryforwards, and higher operating expenses.

We generated a net income of $4,317,000 for the nine-month period ended September 30, 2021 as compared to a net income of $2,981,000 for the nine months ended September 30, 2020. The increase for the and nine-month period ended September 30, 2021 was primarily due to higher revenues and higher gross margins.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,125,000	$1,645,000	$4,317,000	$2,981,000
Interest expense (income)	(7,000)	(2,000)	(18,000)	7,000
Provision (benefit) for income taxes	313,000	17,000	1,041,000	(64,000)
Depreciation and amortization	18,000	9,000	41,000	31,000
EBITDA	1,449,000	1,669,000	5,381,000	2,955,000
Non-cash and non-recurring adjustments
Stock compensation expense	107,000	19,000	345,000	69,000
Non-recurring losses (gains)	-	-	(453,000)	(70,000)
Adjusted EBITDA	$1,556,000	$1,688,000	$5,273,000	$2,954,000

Liquidity and Capital Resources

At September 30, 2021, we had positive working capital of approximately $12,287,000, compared to $7,744,000 at December 31, 2020. Our principal sources of liquidity at September 30, 2021 consisted of $8,617,000 of cash and $1,846,000 of accounts receivable.

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

Cash Provided by Operations. Cash provided by operating activities for the nine months ended September 30, 2021 was $3,200,000, as compared to cash provided by operations of $3,475,000 for the nine months ended September 30, 2020.

Cash Used in Investing Activities. Cash used in investing activities for the nine months ended September 30, 2021 was $529,000, as compared to cash used by investing activities of $0 for the nine months ended September 30, 2020.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities for the nine months ended September 30, 2021 was $(390,000) as compared to cash provided by financing activities of $350,000 during the nine months ended September 30, 2020.

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

While we have concluded that a triggering event did not occur during the three or nine months ended September 30, 2021, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of September 30, 2021, the Company had a zero balance under its existing Line of Credit.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the COSO to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2021. This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Changes in Internal Controls Over Financial Reporting

The Company's Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2021. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on March 26, 2021. Except as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

COVID-19 has impacted global supply chains and such impacts have impacted us and our third-party suppliers and could have a material adverse impact on us in the future.

The coronavirus (COVID-19) pandemic has had a material impact on global supply chains, including for certain raw materials imported from China, among other countries, that have had an impact on our third-party suppliers and our wholesale partners.  As a result, we have had to increase purchases in certain raw materials and build finished goods inventory, especially in our best-selling products, to avoid, in addition to other consequences, stockouts.  The extent to which the ongoing coronavirus continues to impact our operations, those of our third-party suppliers or our wholesale partners will depend on future developments, which are highly uncertain and cannot be predicted. If the public continues to avoid public spaces, including retail stores, or if we, or any of our third-party suppliers continue to encounter challenges in the supply chain for certain raw materials, or incur disruptions to our or their respective operations, facilities or stores, or if our wholesale partners’ retail stores were to partially or fully close due to the coronavirus, which has previously occurred in the case of certain GNC locations, then the manufacture, supply, distribution and sale of our products and our financial results could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2021.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).†

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	FitLife Brands, Inc.

Date: November 12, 2021	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: November 12, 2021	By:	/s/ Susan Kinnaman
Susan Kinnaman
Chief Financial Officer (Principal Financial Officer)