Form 10-K/A
period 2020-12-31
FITLIFE BRANDS, INC.
filed 2022-10-13
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

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

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020 and 2019

-i-

Forward Looking Statements — Cautionary Language

This Comprehensive Annual Report on Form 10-K (the “Comprehensive Annual Report”) contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included herein, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

This Comprehensive Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors, which could impact FitLife Brands, Inc.’s (“FitLife”) business and financial performance. Moreover, FitLife operates in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for management to predict all such risks. Further, it is not possible to assess the impact of all risks on FitLife’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, FitLife disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

Use of Market and Industry Data

This Comprehensive Annual Report includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Comprehensive Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Comprehensive Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Comprehensive Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Comprehensive Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Comprehensive Annual Report.

-ii-

Explanatory Note

General

On August 24, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of FitLife Brands, Inc. (the “Company”) was advised by Weaver and Tidwell, L.L.P. (“Weaver”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods") should be restated to correct historical errors related to the recognition of  revenue, expensing of costs of inventory, inventory, accounts receivable and the financial reporting and internal controls related to such arrangements, and should therefore no longer be relied upon (the "Restatement"). As a result, we determined that we would restate such financial statements to correct the accounting errors.

Restatement

This Comprehensive Annual Report for the year ended December 31, 2020 includes audited consolidated financial statements at December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020, and December 31, 2019, as well as relevant unaudited interim financial information for the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019 (collectively known as the “Financial Statements”). We have restated certain information within this Comprehensive Annual Report, including our consolidated Financial Statements.

Restatement Background

The intended Restatement follows the determination that the revenue associated for all customers with standard FOB destination terms, as reported in the Company’s prior period consolidated financial statements, was incorrectly recognized at the time of shipment instead of when the performance obligation was satisfied upon delivery. In addition, the accounting treatment related to the recognition of corresponding accounts receivables, inventory and expensing of costs of goods sold. The Company’s errors in the misapplication of revenue recognition resulted in certain errors recorded in various account balances in the Company’s consolidated balance sheets, statements of operations, statements of stockholders’ equity, statement of cash flows, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements) for the Restated Periods.

Restatement of Previously Issued Consolidated Financial Statements

This Comprehensive Annual Report restates amounts included in the 2020 and 2019 Annual Reports described above, including the audited consolidated financial statements at December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020 and 2019. In addition to the misstatements related to revenue recognition, we corrected additional identified uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated Financial Statements. These misstatements are mentioned in more detail in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Consolidated Financial Statements and Supplementary Data, for additional information.

This Comprehensive Form 10-K also reflects Management’s Discussion and Analysis of Financial Condition and Results of Operations based on the restated financial information.

The net effect of the adjustments on the Consolidated Statements of Operations was to increase (decrease) net income by $111,000 and ($88,000) for the years ended December 31, 2020 and 2019, respectively.

	For the year ended December 31,
	2020	2019
Revenue	$367,000	$(361,000)
Cost of goods sold	224,000	(281,000)
Gross profit	143,000	(80,000)
Total operating expenses	1,000	8,000
Operating income	142,000	(88,000)

Net Income	$111,000	$(88,000)

The decrease to accumulated deficit from the adjustments as of December 2020, is as follows:

	As of December 31,
	2020	2019

Accounts receivable	$(247,000)	$(648,000)
Inventories	128,000	360,000
Deferred tax asset	(31,000)	-
Total Assets	(150,000)	(288,000)

Total current liabilities	10,000	(17,000)
Accumulated deficit	(160,000)	(271,000)

The relevant unaudited interim financial information for the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019, has also been restated.  We intend to amend relevant unaudited interim financial information for the quarterly periods ended March 31, 2021 and June 30, 2021 in the 2021 annual report on Form 10-K for the fiscal year ended December 31, 2021. We do not intend to amend any other annual reports on Form 10-K or quarterly reports on Form 10-Q for periods affected by these errors.

See Note 11, Quarterly Financial Data (Unaudited), in Item 8, Consolidated Financial Statements and Supplementary Data, for such restated information, and see Supplemental Unaudited Quarterly Financial Information, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional interim financial information.

-iii-

PART I

ITEM 1.  BUSINESS

As used in this Comprehensive Annual Report, “we”, “us”, “our”, “FitLife”, “FitLife Brands”, the “Company” or “our company” refers to FitLife Brands, Inc. and all of its subsidiaries.

Overview

We are a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, and Metis Nutrition (together, “NDS Products”); and (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products").  The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.

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

The Company intends to conduct its Share Repurchase Program in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. Repurchases may be made at management's discretion from time to time in the open market or through privately negotiated transactions. The Company may suspend or discontinue the Share Repurchase Program at any time, and may thereafter reinstitute purchases, all without prior announcement.

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

Line of Credit Agreement

On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank (the "Lender"), subsequently acquired by CIT Bank, providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company. See Note 6 of the Notes to the Financial Statements included elsewhere in this Comprehensive Annual Report. On March 20, 2020, the Company drew on the Line of Credit in an amount equal to $2.5 million (the "Advance"), which Advance was repaid on April 29, 2020. The Company elected to borrow such amounts to ensure it maintained ample financial flexibility in light of the spread of the novel coronavirus ("COVID-19"). The Advance was intended to provide the Company with additional liquidity given the uncertainty regarding the timing of collection of certain accounts receivable and in anticipation of an expected negative impact on sales to GNC and our other wholesale customers resulting from the COVID-19 outbreak.

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

Our Internet address is www.fitlifebrands.com. Information contained on our website is not part of this Comprehensive Annual Report. Our SEC filings (including any amendments) will be made available free of charge on www.fitlifebrands.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A - Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Comprehensive Annual Report, before investing in our securities. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected, which could result in a decline in the market price of our securities, causing you to lose all or part of your investment.

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

Transfer Agent

Our transfer agent and registrar for the Common Stock is Colonial Stock Transfer located in Salt Lake City, Utah.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 12 of this Comprehensive Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA

Not a required disclosure for Smaller Reporting Companies.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue”, and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Comprehensive Annual Report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Comprehensive Annual Report.

Restatement of Previously Issued Consolidated Financial Statements

We have restated our previously issued consolidated Financial Statements contained in this Comprehensive Annual Report. Refer to the section entitled “Explanatory Note” preceding Item 1 hereof for background on the restatement, the fiscal periods impacted, control considerations, and other information.

In addition, we have restated certain previously reported financial information at December 31, 2019, and for the fiscal year ended December 31, 2019 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including but not limited to information within this MD&A in the sections entitled “Consolidated Results of Operations”, and “Non-GAAP Financial Measures”. We have also included certain restated quarterly information in the section within this MD&A entitled “Supplemental Quarterly Financial Information”. See Note 2 to the notes to the audited consolidated financial statements in this Comprehensive Annual Report for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

Within this MD&A, we have restated our previously issued unaudited condensed consolidated statements of operations for the three months ended March 31, 2020, for the three and six months ended June 30, 2020 and for the three and nine months ended September 30, 2020; and condensed consolidated statements of cash flows for the three months ended March 31, 2020, for the six months ended June 30, 2020 and for the nine months ended September 30, 2020 (the “Prior Quarterly Financial Statements”), to reflect the restatement more fully described in Note 11 to the notes to the audited consolidated financial statements in this Comprehensive Annual Report. Within this MD&A, we revised our Prior Quarterly Financial Statements. The financial information that has been previously filed or otherwise reported for the Prior Quarterly Financial Statements is superseded by the information in this Comprehensive Annual Report. See Note 11 in the notes to the audited consolidated financial statements in this Comprehensive Annual Report for additional information on the restatement and the related financial statement impact

Critical Accounting Policies

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2020 and 2019 amounted to $345,000 and $231,000, respectively.

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

Goodwill

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively.

There were no impairment charges incurred during the year ended December 31, 2020.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements, primarily to GNC.

The Company accounts for revenues in accordance with FASB’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

All products sold by the Company are distinct individual products and consist of nutritional supplements and related supplies. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

Control of products we sell transfers to customers upon shipment from our facilities or delivery to our customers, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Payment for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

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

Stock-Based Compensation.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized as compensation on the straight-line basis over the vesting period.

From prior periods until December 31, 2018, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this Comprehensive Annual Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

Results of Operations

	As Restated	As Restated
	December 31, 2020	December 31, 2019	Change	%
Revenue	$22,111,000	$19,136,000	$2,975,000	16%
Cost of goods sold	(12,574,000)	(11,155,000)	(1,419,000)	13%
Gross profit	9,537,000	7,981,000	1,556,000	19%
General and administrative expense	(3,047,000)	(3,049,000)	2,000	0%
Selling and marketing expense	(2,106,000)	(2,387,000)	281,000	-12%
Depreciation and amortization	(38,000)	(52,000)	14,000	-27%
Total operating expenses	(5,191,000)	(5,488,000)	297,000	-5%
Income from operations	4,346,000	2,493,000	1,853,000	74%
Other income (expense)	64,000	124,000	(60,000)	-48%
Provision for income tax	4,415,000	(7,000)	4,422,000	n/m
Net income	$8,825,000	$2,610,000	$6,215,000	238%

See Note 2 to the notes to the audited consolidated financial statements in this Comprehensive Annual Report for additional information.

Fiscal Year Ended December 31, 2020 Compared to Fiscal Year Ended December 31, 2019

Net Sales. Revenue for the year ended December 31, 2020 increased 16% to $22,111,000 as compared to $19,136,000 for the year ended December 31, 2019. Revenue for the year ended December 31, 2020 compared to the prior year reflects improvements in our wholesale business and growth in our online direct-to-consumer offering.  The Company believes that a portion of the revenue growth during the fourth quarter represents an acceleration of purchasing by certain wholesale customers that would typically occur in the first quarter.

Online revenue during the year ended December 31, 2020 was approximately 20% of total revenue, compared to roughly 13% of total revenue during the same twelve-month period in 2019. Due to the ongoing shift to online purchasing by consumers, including additional growth arising from the effects of the COVID-19 pandemic as a result of the shutdown of various retail outlets, e-commerce sales have accounted for a growing percentage of our domestic revenue. We expect this trend to continue at least through most of 2021. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

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

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2020 increased 13% to $12,574,000 as compared to $11,155,000 for the year ended December 31, 2019. This increase is principally attributable to higher revenue.

Gross Profit Margin. Gross profit for the year ended December 31, 2020 increased to $9,537,000 as compared to $7,981,000 for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 increased to 43.1% from 41.7% for the comparable period last year. The increase in gross profit during the year ended December 31, 2020 is principally attributable to higher revenue and a larger percentage of higher-margin direct-to-consumer sales.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2020 decreased by $2,000 to $3,047,000 as compared to $3,049,000 for the year ended December 31, 2019.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2020 decreased to $2,106,000 as compared to $2,387,000 for the year ended December 31, 2019. This decrease primarily reflects lower sales-related travel expenses due to COVID-19.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2020 decreased to $38,000 from $52,000 during the same period in 2019. The decrease is principally attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

Net Income. We generated a net income of $8,825,000 for the year ended December 31, 2020, as compared to a net income of $2,610,000 for the year ended December 31, 2019. The increase in net income for the year ended December 31, 2020 compared to the same period in 2019 was primarily attributable to a combination of higher revenue, higher gross margins, lower operating expense, and an income tax benefit resulting from removing a substantial portion of the reserve against our deferred tax assets.

Non-GAAP Measures

The financial presentation below contains certain financial measures defined as “non-GAAP financial measures” by the SEC, including non-GAAP EBITDA and adjusted non-GAAP EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Comprehensive Annual Report in accordance with GAAP.

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

	Year Ended December 31,
	2020	2019
	As Restated	As Restated
	(Unaudited)	(Unaudited)
Net income	$8,825,000	$2,610,000
Interest expense (net)	6,000	47,000
Provision for income taxes	(4,415,000)	7,000
Depreciation and amortization	38,000	52,000
EBITDA	4,454,000	2,716,000
Non-cash and non-recurring adjustments
Stock compensation expense	78,000	182,000
Non-recurring gains	(70,000)	(171,000)
Adjusted EBITDA	$4,462,000	$2,727,000

Liquidity and Capital Resources

As of December 31, 2020, the Company had working capital of $7,615,000, compared to working capital of $2,654,000 at December 31, 2019. Our principal sources of liquidity at December 31, 2020 consisted of $6,336,000 of cash and $1,797,000 of accounts receivable. The increase in working capital is principally attributable to a higher cash balance driven by cash flows from operating activities during fiscal 2020.

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

Supplemental Unaudited Quarterly Financial Information

The following unaudited quarterly financial information is presented to illustrate the effects of the corrections of misstatements to previously reported quarterly financial information as a result of the restatement. Such corrections of misstatements are described in more detail in Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data. The following unaudited quarterly financial information for the fiscal quarters ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019 is derived from our restated audited consolidated financial statements for the year ended December 31, 2020 and our restated audited consolidated financial statements for the year ended December 30, 2019. This unaudited quarterly financial information should be read in conjunction with the other sections of this Comprehensive Annual Report, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data.

Management's Discussion and Analysis of Financial Condition and Results of Operations - September 30, 2020

Restated

Comparison of the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019

	Three months ended				Nine months ended
	As Restated	As Restated			As Restated	As Restated
	September 30, 2020 (Unaudited)	September 30, 2019 (Unaudited)	Change	%	September 30, 2020 (Unaudited)	September 30, 2019 (Unaudited)	Change	%
Revenue	$6,345,000	$5,726,000	$619,000	11%	$15,877,000	$15,517,000	$360,000	2%
Cost of goods sold	(3,748,000)	(3,262,000)	(486,000)	15%	(8,934,000)	(9,002,000)	68,000	-1%
Gross profit	2,597,000	2,464,000	133,000	5%	6,943,000	6,515,000	428,000	7%
Operating expenses	(1,202,000)	(1,377,000)	175,000	-13%	(4,064,000)	(4,141,000)	(77,000	-2%
Income from operations	1,395,000	1,087,000	308,000	28%	2,879,000	2,374,000	505,000	21%
Other income (expense)	2,000	15,000	(13,000)		63,000	124,000	(61,000)
Provision for income tax	(17,000)	-	(17,000)		64,000	(6,000)	70,000
Net income	$1,380,000	$1,102,000	$278,000	25%	$3,006,000	$2,492,000	$514,000	21%

Net Sales.  Revenue for the three months ended September 30, 2020 increased 11% to $6,345,000 as compared to $5,726,000 for the three months ended September 30, 2019. Revenue for the nine months ended September 30, 2020 increased 2% to $15,877,000 as compared to $15,517,000 for the nine months ended September 30, 2019.

The increase in revenue for the three-month period ended September 30, 2020 compared to the prior three-month period is principally due to higher wholesale revenue driven by a restocking of our products with GNC subsequent to its bankruptcy filing as well as continued growth in our direct-to-consumer online sales.

Online revenue during the three and nine months ended September 30, 2020 was approximately 19% and 20% of total revenue, respectively, compared to approximately 11% of total revenue during both the three and nine months ended September 30, 2019.

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

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2020 increased to $3,748,000 as compared to $3,262,000 for the three months ended September 30, 2019. Cost of goods sold for the nine months ended September 30, 2020 decreased to $8,934,000 as compared to $9,002,000 for the nine months ended September 30, 2019.  The increase in cost of goods sold during the three-month period ended September 30, 2020 is primarily attributable to higher revenue. The decrease in cost of goods sold during the nine-month period ended September 30, 2020 is due to a greater mix of revenue coming from our higher-margin direct-to-consumer business, as well as lower revenues for the second quarter of 2020 when compared to the same period of 2019 due to the impact of COVID-19.

Gross Profit.  Gross profit for the three months ended September 30, 2020 increased to $2,597,000 as compared to $2,464,000 for the three months ended September 30, 2019. Gross profit for the nine months ended September 30, 2020 increased to $6,943,000 as compared to $6,515,000 for the nine months ended September 30, 2019. The increase during the three- and nine-month periods is principally attributable to a combination of higher revenue and a greater mix of direct-to-consumer sales.

Gross margin for the three months ended September 30, 2020 decreased to 40.9% compared to 43.0% during the same period last year. Gross margin for the nine months ended September 30, 2020 was 43.7% compared to 42.0% for the same period last year.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2020 decreased to $684,000 as compared to $782,000 for the three months ended September 30, 2019. For the nine-month period ended September 30, 2020, general and administrative expense increased to $2,418,000 from $2,352,000 during the same period in the prior year. The increase in the nine-month period ended September 30, 2020 reflects a write-off of approximately $354,000 for bad debt expense related to the GNC bankruptcy, as more particularly discussed below. Excluding the one-time write-off of bad debt, the decline in general and administrative expense reflects the Company’s continuing focus on cost control.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended September 30, 2020 decreased to $509,000 as compared to $583,000 for the three months ended September 30, 2019. Selling and marketing expense for the nine months ended September 30, 2020 decreased to $1,615,000 as compared to $1,749,000 for the nine months ended September 30, 2019. The decreases in both the three- and nine-month periods ended September 30, 2019 reflect continuing efforts to optimize our sales and marketing expense.

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

Net Income (Loss).  We generated net income of $1,380,000 for the three-month period ended September 30, 2020 as compared to $1,102,000 for the three months ended September 30, 2019. We generated net income of $3,006,000 for the nine-month period ended September 30, 2020 as compared to net income of $2,492,000 for the nine months ended September 30, 2019. The increase in net income for both the three- and nine-month periods ended September 30, 2020 is primarily due to a combination of higher revenue, increasing direct-to-consumer sales, and cost reduction.

Liquidity and Capital Resources

At September 30, 2020, we had positive working capital of approximately $6,120,000, compared to $2,654,000 at December 31, 2019. Our principal sources of liquidity at September 30, 2020 consisted of $4,090,000 of cash and $2,010,000 of accounts receivable.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - June 30, 2020

Restated

Comparison of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019

	Three months ended				Six months ended
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)	Change	%	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)	Change	%
Revenue	$2,990,000	$4,302,000	$(1,312,000)	(30)%	$9,532,000	$9,791,000	$(259,000)	(3)%
Cost of goods sold	(1,554,000)	(2,619,000)	1,065,000	(41)%	(5,186,000)	(5,740,000)	554,000	(10)%
Gross profit	1,436,000	1,683,000	(247,000)	(15)%	4,346,000	4,051,000	295,000	7%
Operating expenses	(1,446,000)	(1,425,000)	(21,000)	1%	(2,862,000)	(2,764,000)	(98,000)	4%
Income (loss) from operations	(10,000)	258,000	(268,000)	n/a	1,484,000	1,287,000	197,000	15%
Other income (expense)	(5,000)	124,000	(129,000)	n/a	61,000	109,000	(48,000)	(44)%
Benefit (Provision) for income tax	40,000	(6,000)	46,000	n/a	81,000	(6,000)	87,000	n/a
Net income (loss)	$25,000	$376,000	$(351,000)	n/a	$1,626,000	$1,390,000	$236,000	17%

Net Sales.  Revenue for the three months ended June 30, 2020 decreased 30% to $2,990,000 as compared to $4,302,000 for the three months ended June 30, 2019. Revenue for the six months ended June 30, 2020 decreased 3% to $9,532,000 as compared to $9,791,000 for the six months ended June 30, 2019. The decrease in revenue for the three- and six-month periods ended June 30, 2020 compared to the prior three- and six-month period is principally due to the closure of some of our retail partners’ store locations and the stay-at-home orders caused by the COVID-19 pandemic. While these conditions are anticipated to persist as long as many of the states continue with stay-at-home orders, and non-essential businesses remain closed due to COVID-19, although no assurances can be given, management believes that the negative material impact on our sales experienced during the prior three- and six-month period will abate during the quarter ended September 30, 2020, resulting in a return to growth in subsequent periods.

The decrease in revenue attributable to our retail partners was partially offset by increased revenue from online channels. Online revenue during the three and six months ended June 30, 2020 was approximately 38% and 21% of total revenue, respectively, compared to approximately 14% and 12% of total revenue during the three and six months ended June 30, 2019.

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

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2020 decreased to $1,554,000 as compared to $2,619,000 for the three months ended June 30, 2019. Cost of goods sold for the six months ended June 30, 2020 decreased to $5,186,000 as compared to $5,740,000 for the six months ended June 30, 2019.  The decrease during the three- and six-month period is principally attributable to lower revenue reported during the quarter ended June 30, 2020.

Gross Profit.  Gross profit for the three months ended June 30, 2020 decreased to $1,436,000 as compared to $1,683,000 for the three months ended June 30, 2019. The decrease for the three-month period was primarily attributable to lower revenue.  Gross profit for the six months ended June 30, 2020 increased to $4,346,000 as compared to $4,051,000 for the six months ended June 30, 2019. The increase for the six- month period is attributable to expanding margins driven by increased growth in the Company’s online direct-to-consumer offering.

Gross margin for the three months ended June 30, 2020 increased to 48.0% compared to 39.1% during the same period last year. Gross margin for the six months ended June 30, 2020 was 45.6% compared to 41.4% for the same period last year. The increase was primarily attributable to a greater proportion of higher margin online revenue relative to wholesale revenue.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2020 decreased to $10,000 as compared to $13,000 for the three months ended June 30, 2019. Depreciation and amortization for the six months ended June 30, 2020 decreased to $22,000 as compared to $28,000 for the six months ended June 30, 2019. The decrease in both periods was primarily attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

Net Income.  We generated net income of 25,000 for the three-month period ended June 30, 2020 as compared to $376,000 for the three months ended June 30, 2019. We generated net income of $1,626,000 for the six-month period ended June 30, 2020 as compared to a net income of $1,390,000 for the six months ended June 30, 2019. The decrease in net income for the three months ended June 30, 2020 was primarily due to lower revenue resulting from the impact of COVID-19. The increase in net income for the six months ended June 30, 2020 as compared to the same period of 2019 was primarily due to stronger revenues for the first quarter of 2020 compared to 2019, partially offset by lower net income, primarily due to lower revenues for the second quarter of 2020 when compared to the same period of 2019 due to the impact of COVID-19.

Liquidity and Capital Resources

At June 30, 2020, we had positive working capital of approximately $4,713,000, compared to $2,654 ,000 at December 31, 2019. Our principal sources of liquidity at June 30, 2020 consisted of $2,218,000 of cash and $1,354,000 of accounts receivable.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations – March 31, 2020

Restated

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

	Three months ended
	As Restated	As Restated
	March 31, 2020	March 31, 2019	Change	%
	(unaudited)	(unaudited)
Revenue	$6,542,000	$5,489,000	$1,053,000	19%
Cost of goods sold	(3,632,000)	(3,121,000)	(511,000)	16%
Gross profit	2,910,000	2,368,000	542,000	23%
Operating expenses	(1,416,000)	(1,339,000)	(77,000)	6%
Income from operations	1,494,000	1,029,000	465,000	45%
Other income (expense)	66,000	(15,000)	81,000	n/a
Provision for income tax	41,000	-	41,000	n/a
Net income	$1,601,000	$1,014,000	$587,000	58%

Net Sales.  Revenue for the three months ended March 31, 2020 increased 19% to $6,542,000 as compared to $5,489,000 for the three months ended March 31, 2019. Revenue for the three-month period ended March 31, 2020 compared to the prior three-month period, in part, reflects improvements in our wholesale business and growth in our online direct-to-consumer offering.

Online revenue during the three months ended March 31, 2020 was approximately 13% of total revenue, compared to roughly 10% of total revenue during the same three-month period in 2019. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

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

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2020 increased to $3,632,000 as compared to $3,121,000 for the three months ended March 31, 2019. The increase during the three-month period is principally attributable to higher revenue.

Gross Profit.  Gross profit for the three months ended March 31, 2020 increased to $2,910,000 as compared to $2,368,000 for the three months ended March 31, 2019. The increase during the three-month period is principally attributable to higher revenue.

Gross margin for the three months ended March 31, 2020 increased to 44.5% compared to 43.1% during the same period last year. The increase was primarily attributable to product mix and higher online sales volumes.

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

Net Income.  We generated net income of $1,601,000 for the three-month period ended March 31, 2020 as compared to net income of $1,014,000 for the three months ended March 31, 2019. The increase in net income for the three-month period ended March 31, 2020 compared to the same period in 2019 was primarily attributable to a combination of higher revenue and a higher percentage of online sales which provide a higher margin.

Liquidity and Capital Resources

At March 31, 2020, we had positive working capital of approximately $4,198,000, compared to $2,654,000 at December 31, 2019. Our principal sources of liquidity at March 31, 2020 consisted of $2,666,000 of cash and $4,435,000 of accounts receivable.

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

Cash Provided by (Used in) Operations.  Our cash provided by operating activities for the three months ended March 31, 2020 was $1,000, as compared to cash used in operations of $121,000 for the three months ended March 31, 2019.

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

ITEM 8.  FINANCIAL STATEMENTS

The information required hereunder in this Comprehensive Annual Report is set forth in the financial statements and the notes thereto beginning on Page F-1.

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

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

In connection with the filing of this Comprehensive Form 10-K/A for the period ended December 31, 2020, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2020 and 2019 and our interim financial information for the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

Notwithstanding the material weaknesses described in Management's Report on Internal Control Over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

(b)   Management’s Annual Report on Internal Control over Financial Reporting.

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Management’s establishing and maintaining adequate internal control over financial reporting is based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A system of internal control over financial reporting should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, and therefore can provide only reasonable assurance with respect to reliable financial reporting.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements.

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of December 31, 2019 and 2020 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.  The material weaknesses resulted in reporting errors requiring a restatement of our financial statements for Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods").

Control environment.  We concluded that we did not maintain effective controls in the following areas: (i) managerial functions, procedures and oversight; (ii) organizational structure, delegation of authority and responsibilities; (iii) segregation of duties; (iv) adequacy of trained accounting and financial reporting personnel to ensure that internal control responsibilities were performed effectively and material accounting errors were detected; and (v) maintenance and enforcement of internal control responsibilities, including holding individuals accountable for their internal control responsibilities.

Risk oversight environment.  We did not maintain adequate risk oversight measures related to the (i) identification and assessment of risks that could impact achieving our objectives and (ii) identification and analysis of the potential changes that could affect our internal controls environment.

Control activities.  We concluded that we did not have effective control activities in the following areas: (i) selecting and developing control policies, procedures and activities to mitigate risks, including with respect to the methodologies used to calculate and report financial information and results; and (ii) selecting and implementing information technology and related systems supportive to our internal control over financial reporting.

Information processing and communication.  We identified deficiencies associated with information processing and communication within our internal control framework.  Specifically, we did not effectively communicate objectives and internal control responsibilities throughout the organization which contributed to inadequate documentation of processes and methodologies used to recognize revenue, costs of goods sold, inventory and accounts receivable, hindering clear communication with management, the Board of Directors and our independent auditor.

Monitoring activities.  We concluded that we did not design and implement effective monitoring activities related to (i) selecting, developing, and performing separate evaluations of our internal control over financial reporting; and (ii) evaluating and communicating internal control deficiencies in a timely manner to parties responsible for taking corrective actions.

The issues described above resulted in the following errors in our financial statements previously filed with the SEC: improper recognition of revenue, cost of sales, accounts receivable, inventory and the provision for income taxes.

Remediation Efforts to Address Material Weaknesses

Our management, including our CFO, has worked with expert accounting consultants and our Audit Committee to design and implement both a short-term and a long-term remediation plan to correct the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.  The following activities highlight our commitment to remediating our identified material weaknesses.

Since March 2022 and through the filing date of this Comprehensive Form 10-K, we have hired expert accounting consultants to assess our control environment and recommend improvements.  In addition, we hired a new highly qualified CFO in August 2022 with extensive public-company experience.

In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, our management expects to continue to implement additional measures to address control deficiencies and further refine and improve the remediation efforts described above.  Specifically, we are developing a checklist of activities based on the criteria established in the COSO Framework against which we will assess the design of entity-level and activity-level controls, and the operational effectiveness of such controls.  Deficiencies identified in this process will be addressed by management, including our CEO and CFO.  This assessment, any deficiencies, and any remedial actions will be shared and discussed with our Audit Committee and our independent auditors on a quarterly basis.

(c)   Changes in Internal Controls over Financial Reporting.

We are still in the process of implementing our remedial actions throughout 2022.  Also, during August 2022, we hired a new CFO, a highly qualified individual with public company experience.  Management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

All of the changes above were implemented during 2022 outside the period covered by this report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

All information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”), filed with the SEC on April 28, 2021 (the “2021 Proxy Statement”) and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Delinquent Section 16(a) Reports” and in other applicable sections in the 2021 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the applicable information in the 2021 Proxy Statement and is set forth under “Executive Compensation.”

The information in the 2021 Proxy Statement captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the applicable information in the 2021 Proxy Statement and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the applicable information in the 2021 Proxy Statement and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to 2021 Proxy Statement and is set forth under “Auditor Fees.”

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

10.10	Continuing Guarantee of FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 filed with Form 8-K on January 25, 2018).
10.11	Consulting Services Agreement, by and between the Company and Dayton Judd, dated March 13, 2018 (incorporated by reference to Exhibit 10.26 filed with Form 10-K on April 17, 2018).
10.12	Abrams Transition Agreement, dated August 15, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 12, 2018).
10.13	Form of Subscription Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 10-Q on November 14, 2018).
10.14	Promissory Note issued to Sudbury Capital Fund, LP dated December 26, 2018 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on December 26, 2018).
10.15	Promissory Note issued to Dayton Judd dated December 26, 2018 (incorporated by reference to Exhibit 10.2 filed with Form 8-K on December 26, 2018).
10.16	Employment Agreement, by and between FitLife Brands, Inc. and Patrick Ryan, dated June 13, 2019 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on June 18, 2019).
10.17	2019 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on July 12, 2019).
10.18	Revolving Line of Credit Agreement, dated as of September 24, 2019, between the Company and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.1 filed with Form 8-K on September 26, 2019).
10.19	Note Payable Agreement by and between FitLife Brands, Inc. and CIT Bank, N.A. dated April 27, 2020 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 1, 2020).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with Form 10-K on March 27, 2009).
16.1	Letter from Tarvaran, Askelson & Company, LLP, dated April 25, 2017 (incorporated by reference to Exhibit 16.1 filed with Form 8-K on April 26, 2017).
16.2	Letter from Weinberg & Company, P.A., dated September 17, 2019 (incorporated by reference to Exhibit 16.1 filed with Form 8-K on September 17, 2019).
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: October 13, 2022	FitLife Brands, Inc. By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: October 13, 2022	By: /s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: October 13, 2022	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair of the Board

Date: October 13, 2022	By: /s/ Grant Dawson
Grant Dawson
Director

Date: October 13, 2022	By: /s/ Lewis Jaffe
Lewis Jaffe
Director

Date: October 13, 2022	By: /s/ Todd Ordal
Todd Ordal
Director

Date: October 13, 2022	By: /s/ Seth Yakatan
Seth Yakatan
Director

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

Restatement to Correct Previously Issued Consolidated Financial Statements

As discussed in Note 2 to the financial statements, the 2020 and 2019 financial statements have been restated to correct misstatements discovered during the current year.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Returns – Management’s Estimate of Product Returns including Discontinued or Expired Product. Refer to Note 2 to the Financial Statements

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

Income taxes - Realizability of Deferred Tax Assets – Refer to Note 8 to the Financial Statements

Critical Accounting Matter Description

For the years ended December 31, 2020 and 2019, the Company recorded a provision (benefit) for income taxes of ($4,415,000) and $7,000, respectively, driven primarily in 2020 by an income tax benefit of ($4,339,000) resulting from the elimination of the valuation reserve against the Company’s net operating losses and other deferred tax assets. The carrying amount of deferred tax assets are reviewed at each reporting date and reduced to the extent that it is no longer probable that all or part of the deferred tax assets will be utilized, based on positive and negative evidence, including that sufficient future taxable income will be available.

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

Fort Worth, Texas

October 13, 2022

FITLIFE BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	As Restated	As Restated
ASSETS:
CURRENT ASSETS:
Cash	$6,336,000	$265,000
Accounts receivable, net of allowance of doubtful accounts, $51,000 and $27,000, respectively	1,797,000	1,718,000
Inventories, net of allowance for obsolescence of $56,000 and $130,000, respectively	3,529,000	3,358,000
Income tax receivable	40,000	-
Prepaid expenses and other current assets	52,000	72,000
Total current assets	11,754,000	5,413,000

Property and equipment, net	98,000	136,000
Right of use asset, net of amortization of $272,000 and $226,000, respectively	208,000	254,000
Goodwill	225,000	225,000
Deferred tax asset	4,339,000	-
Security deposits	-	10,000
TOTAL ASSETS	$16,624,000	$6,038,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,246,000	$2,018,000
Accrued expense and other liabilities	498,000	464,000
Product returns	345,000	231,000
Lease liability - current portion	50,000	46,000
Total current liabilities	4,139,000	2,759,000

Long-term lease liability, net of current portion	158,000	208,000
PPP loan	453,000	-
TOTAL LIABILITIES	4,750,000	2,967,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of December 31, 2020 and December 31, 2019
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,818 and 1,054,516 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	12,000	12,000
Treasury stock, 210,631 and 198,731 shares, respectively	(1,790,000)	(1,619,000)
Additional paid-in capital	32,204,000	32,055,000
Accumulated deficit	(18,552,000)	(27,377,000)
TOTAL STOCKHOLDERS' EQUITY	11,874,000	3,071,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,624,000	$6,038,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2020	2019
	As Restated	As Restated
Revenue	$22,111,000	$19,136,000
Cost of goods sold	12,574,000	11,155,000
Gross profit	9,537,000	7,981,000

OPERATING EXPENSES:
General and administrative	3,047,000	3,049,000
Selling and marketing	2,106,000	2,387,000
Depreciation and amortization	38,000	52,000
Total operating expenses	5,191,000	5,488,000
OPERATING INCOME	4,346,000	2,493,000

OTHER EXPENSES (INCOME):
Interest expense	15,000	47,000
Interest income	(9,000)	-
Gain on settlement	(70,000)	(171,000)
Total other expenses (income)	(64,000)	(124,000)

PRE-TAX NET INCOME	4,410,000	2,617,000

PROVISION (BENEFIT) FOR INCOME TAXES	(4,415,000)	7,000

NET INCOME	8,825,000	2,610,000

PREFERRED STOCK DIVIDEND	-	(63,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,825,000	$2,547,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$8.34	$2.48
Diluted	$7.76	$2.33
Basic weighted average common shares	1,058,207	1,026,204
Diluted weighted average common shares	1,137,349	1,092,312

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Preferred		Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

YEAR ENDED DECEMBER 31, 2020 (As Restated)

DECEMBER 31, 2019 (As Restated)	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services	-	-	1,202	-	-	15,000	-	15,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Stock-based compensation	-	-	-	-	-	63,000	-	63,000
Net income	-	-	-	-	-	-	8,825,000	8,825,000
DECEMBER 31, 2020 (As Restated)	-	$-	1,060,818	$12,000	$(1,790,000)	$32,204,000	$(18,552,000)	$11,874,000

YEAR ENDED DECEMBER 31, 2019 (As Restated)

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,987,000)	$2,131,000
Fair value of common stock issued for services	-	-	18,082	-	-	47,000	-	47,000
Repurchase of preferred and common stock	(50)	-	(198,731)	-	(1,619,000)	(168,000)	-	(1,787,000)
Conversion of preferred stock to common stock	(550)	-	123,222	1,000	-	(1,000)	-	-
Dividend payments on preferred stock	-	-	-	-	-	(63,000)	-	(63,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	133,000	-	133,000
Net income	-	-	-	-	-	-	2,610,000	2,610,000
DECEMBER 31, 2019 (As Restated)	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:	As Restated	As Restated
Net income	$8,825,000	$2,610,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38,000	52,000
Allowance for doubtful accounts	25,000	17,000
Allowance for inventory obsolescence	(74,000)	23,000
Common stock issued for services	49,000	71,000
Fair value of options issued for services	29,000	111,000
Right of use asset net of amortization and lease liability	-	(2,000)
Changes in operating assets and liabilities:
Accounts receivable - trade	(104,000)	(89,000)
Inventories	(97,000)	249,000
Deferred tax asset	(4,339,000)	-
Prepaid expense	20,000	124,000
Income tax receivable	(40,000)	-
Security deposit	10,000	-
Accounts payable	1,228,000	(610,000)
Accrued liabilities and other liabilities	72,000	(81,000)
Product returns	79,000	(214,000)
Net cash provided by operating activities	5,721,000	2,261,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	300,000
Proceeds from exercise of stock options	71,000	-
Proceeds from Paycheck Protection Program	450,000	-
Dividend payments on preferred stock	-	(63,000)
Repurchases of common stock	(171,000)	(1,524,000)
Repurchases of preferred stock	-	(168,000)
Repayments of note payable	-	(800,000)
Net cash provided by (used in) financing activities	350,000	(2,255,000)

CHANGE IN CASH	6,071,000	6,000
CASH, BEGINNING OF PERIOD	265,000	259,000
CASH, END OF PERIOD	$6,336,000	$265,000

Supplemental disclosure operating activities
Cash paid for interest	$12,000	$47,000

Non-cash investing and financing activities
Recording of lease asset and liability upon adoption of ASU-2016-02	$-	$343,000
Conversion of Series A preferred stock into common stock	$-	$567,000

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

Line of Credit Agreement

On September 24, 2019, the Company entered into a Revolving Line of Credit Agreement (the "Line of Credit Agreement") with Mutual of Omaha Bank (the "Lender"), subsequently acquired by CIT Bank, providing the Company with a $2.5 million revolving line of credit (the "Line of Credit"). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until September 23, 2020 (the “Maturity Date”), unless renewed at maturity upon approval by the Company’s Board of Directors and the Lender. The Line of Credit is secured by all assets of the Company. See Note 6.

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

Note 2. Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our audited consolidated financial statements at December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019. We have also restated impacted amounts within the accompanying footnotes to the consolidated financial statements.

Restatement Background

On August 24, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of FitLife Brands, Inc. (the “Company”) was advised by Weaver and Tidwell, L.L.P. (“Weaver”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods") should be restated to correct historical errors related to the recognition of  revenue, expensing of costs of inventory, inventory, accounts receivable and the financial reporting and internal controls related to such arrangements, and should therefore no longer be relied upon (the "Restatement"). As a result, we determined that we would restate such financial statements to correct the accounting errors.

The intended Restatement follows the determination that the revenue associated for all customers with standard FOB destination terms, as reported in the Company’s prior period consolidated financial statements, was incorrectly recognized at the time of shipment instead of when the performance obligation was satisfied upon delivery. In addition, the accounting treatment related to the recognition of corresponding accounts receivables, inventory and expensing of costs of goods sold. The Company’s errors in the misapplication of revenue recognition resulted in certain errors recorded in various account balances in the Company’s consolidated balance sheets, statements of operations, statements of stockholders’ equity, statement of cash flows, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements) for the Restated Periods.

Accordingly, we have restated herein our consolidated financial statements at December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020 and 2019, in accordance with ASC Topic 250, Accounting Changes and Error Corrections. In addition to the misstatements related to ASC 606, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. These misstatements are noted in restatement reference (b) below.

The relevant unaudited interim financial information for the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019, has also been restated. Please refer to Note 11, Quarterly Financial Data (Unaudited).

Description of misstatements

(a)	Timing of recognition of revenue

We recorded adjustments for the revenues that were incorrectly recognized at the time of shipment instead of the time the products were received by the customers. The correction changed the timing of the revenue recognition for these deliveries, which results in recognizing such revenue when the Company is entitled to receive such revenue upon satisfaction of performance obligations in accordance with the requirements of ASC 606. The correction in the timing of revenue recognition under ASC 606 resulted in adjustments to revenue, cost of sales, inventory and accounts receivable.

(b)	Other adjustments

We recorded adjustments to correct other identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. These other misstatements were primarily related to sales returns reserve, income statement reclassification, and certain accrued liabilities. The impacts of the other misstatements on each period are discussed in restatement reference (b) throughout this note and in Note 11, Quarterly Financial Data (Unaudited).

(c)	Adjustment to opening balance

We recorded an adjustment to the 2019 opening balance for accumulated deficit to account for the impact of the FOB destination shipments that were in transit as of December 31, 2018 and had not yet been received by customers.

Description of Restatement Tables

The following tables represent our restated consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2020 and December 31, 2019, as well as our restated consolidated balance sheet at December 31, 2020 and 2019. Following the restated consolidated financial statement tables, we have presented a reconciliation from our prior periods as previously reported to the restated values. The values as previously reported for fiscal years 2020 and 2019 were derived from our 2020 Annual Report, filed on March 26, 2021.

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020
ASSETS:	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

CURRENT ASSETS:
Cash	$6,336,000	$-		$6,336,000
Accounts receivable, net of allowance of doubtful accounts, $51,000	2,044,000	(247,000)	(a)	1,797,000
Inventories, net of allowance for obsolescence of $56,000	3,401,000	128,000	(a)	3,529,000
Income tax receivable	40,000			40,000
Prepaid expenses and other current assets	52,000			52,000
Total current assets	11,873,000	(119,000)		11,754,000

Property and equipment, net	98,000			98,000
Right of use asset, net of amortization of $272,000	208,000			208,000
Goodwill	225,000			225,000
Deferred tax asset	4,370,000	(31,000)	(a)	4,339,000
Security deposits	-	-		-
TOTAL ASSETS	$16,774,000	$(150,000)		$16,624,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,246,000	$-		$3,246,000
Accrued expense and other liabilities	498,000	-		498,000
Product returns	335,000	10,000	(b)	345,000
Lease liability - current portion	50,000	-		50,000
Total current liabilities	4,129,000	10,000		4,139,000

Long-term lease liability, net of current portion	158,000	-		158,000
PPP loan	453,000	-		453,000
TOTAL LIABILITIES	4,740,000	10,000		4,750,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding, as of December 31, 2020
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,818 issued and outstanding as of December 31, 2020	12,000	-		12,000
Treasury stock, 210,631 shares	(1,790,000)	-		(1,790,000)
Additional paid-in capital	32,204,000	-		32,204,000
Accumulated deficit	(18,392,000)	(160,000)	(a)(b)	(18,552,000)
TOTAL STOCKHOLDERS’ EQUITY	12,034,000	(160,000)		11,874,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,774,000	$(150,000)		$16,624,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $247,000, an increase to inventory of $128,000, a reduction of deferred tax asset of $31,000, and an increase to accumulated deficit of $150,000

(b)	Other adjustments – The correction of these misstatements resulted in an increase of $10,000 to product returns reserve and an increase to accumulated deficit of $10,000.

FITLIFE BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019
ASSETS:	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

CURRENT ASSETS:
Cash	$265,000	$-		$265,000
Accounts receivable, net of allowance of doubtful accounts, $27,000	2,366,000	(648,000)	(a)	1,718,000
Inventories, net of allowance for obsolescence of $130,000	2,998,000	360,000	(a)	3,358,000
Prepaid expenses and other current assets	72,000			72,000
Total current assets	5,701,000	(288,000)		5,413,000

Property and equipment, net	136,000	-		136,000
Right of use asset, net of amortization of $226,000	254,000	-		254,000
Goodwill	225,000	-		225,000
Security deposits	10,000	-		10,000
TOTAL ASSETS	$6,326,000	$(288,000)		$6,038,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,010,000	$8,000	(b)	$2,018,000
Accrued expense and other liabilities	464,000	-		464,000
Product returns	256,000	(25,000)	(b)	231,000
Lease liability – current portion	46,000	-		46,000
Total current liabilities	2,776,000	(17,000)		2,759,000

Long-term lease liability, net of current portion	208,000	-		208,000
TOTAL LIABILITIES	2,984,000	(17,000)		2,967,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding, as of December 31, 2019
Common stock, $.01 par value, 15,000,000 shares authorized; 1,054,516 issued and outstanding as of December 31, 2019	12,000	-		12,000
Treasury stock, 198,731 shares	(1,619,000)	-		(1,619,000)
Additional paid-in capital	32,055,000	-		32,055,000)
Accumulated deficit	(27,106,000)	(271,000)	(a)(b)	(27,377,000)
TOTAL STOCKHOLDERS' EQUITY	3,342,000	(271,000)		3,071,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,326,000	$(288,000)		$6,038,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $648,000, an increase to inventories of $353,000, and an increase of accumulated deficit of $295,000

(b)

Other adjustments – The correction of these misstatements resulted in an increase to inventories of $7,000, an increase accounts payable of $8,000, a decrease in product returns liability of $25,000 and a decrease in accumulated deficit of $24,000.

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	December 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$21,744,000	$367,000	(a)(b)	$22,111,000
Cost of goods sold	12,350,000	224,000	(a)(b)	12,574,000
Gross profit	9,394,000	143,000		9,537,000

OPERATING EXPENSES:
General and administrative	3,047,000			3,047,000
Selling and marketing	2,105,000	1,000	(b)	2,106,000
Depreciation and amortization	38,000			38,000
Total operating expenses	5,190,000	1,000		5,191,000
OPERATING INCOME	4,204,000	142,000		$4,346,000

OTHER EXPENSES (INCOME):
Interest expense	15,000			15,000
Interest income	(9,000)			(9,000)
Gain on settlement	(70,000)			(70,000)
Total other expenses (income)	(64,000)			(64,000)

PRE-TAX NET INCOME	4,268,000	142,000		4,410,000

PROVISION (BENEFIT) FOR INCOME TAXES	(4,446,000)	31 ,000	(a)	(4,415,000)

NET INCOME	8,714,000	111,000		8,825,000

PREFERRED STOCK DIVIDEND	-	-		-

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,714,000	$111,000		$8,825,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS:
Basic	$8.23	$0.11		$8.34
Diluted	$7.66	$0.10		$7.76
Basic weighted average common shares	1,058,207	-		1,058,207
Diluted weighted average common shares	1,137,349	-		1,137,349

(a)

Revenue Recognition – The correction of these misstatements resulted in an increase to revenue of $401,000, an increase of cost of goods sold of $225,000, an increase in tax provision of $31,000, and an increase to net income of $145,000

(b)

Other adjustments – The correction of these misstatements resulted in a decrease to revenue of $34,000, a decrease to cost of goods sold of $1,000, an increase in selling and marketing of $1,000, and a decrease to net income of $34,000.

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$19,497,000	$(361,000)	(a)(b)	$19,136,000
Cost of goods sold	11,436,000	(281,000)	(a)(b)	11,155,000
Gross profit	8,061,000	(80,000)		7,981,000

OPERATING EXPENSES:
General and administrative	3,049,000			3,049,000
Selling and marketing	2,379,000	8,000	(b)	2,387,000
Depreciation and amortization	52,000			52,000
Total operating expenses	5,480,000	8,000		5,488,000
OPERATING INCOME	2,581,000	(88,000)		$2,493,000

OTHER EXPENSES (INCOME)
Interest expense	47,000			47,000
Gain on settlement	(171,000)			(171,000)
Total other expenses (income)	(124,000)			(124,000)

PRE_TAX NET INCOME	2,705,000	(88,000)		2,617,000

PROVISION (BENEFIT) FOR INCOME TAXES	7,000	-		7,000

NET INCOME	2,698,000	(88,000)		2,610,000

PREFERRED STOCK DIVIDEND	(63,000)	-		(63,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,635,000	$(88,000)		$2,547,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$2.57	$(0.09)		$2.48
Diluted	$2.41	$(0.08)		$2.33
Basic weighted average common shares	1,026,204	-		1,026,204
Diluted weighted average common shares	1,092,312	-		1,092,312

(a)	Revenue Recognition – The correction of these misstatements resulted in a decrease to revenue of $417,000, a decrease of cost of goods sold of $247,000, and a decrease to net income of $170,000
(b)

Other adjustments – The correction of these misstatements resulted in an increase to revenue of $56,000, a decrease to cost of goods sold of $34,000, an increase in selling and marketing of $8,000, and an increase to net income of $82,000.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Restatement	Series A Preferred		Common Stock		Treasury	Additional Paid-in	Accumulated
	Reference	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

YEAR ENDED DECEMBER 31, 2020 (As Previously Reported)

DECEMBER 31, 2019		-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services		-	-	1,202	-	-	15,000	-	15,000
Repurchase of common stock		-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options		-	-	17,000	-	-	71,000	-	71,000
Stock-based compensation		-	-	-	-	-	63,000	-	63,000
Net income		-	-	-	-	-	-	8,714,000	8,714,000
DECEMBER 31, 2020		-	$-	1,060,818	$12,000	$(1,790,000)	$32,204,000	$(18,392,000)	$12,034,000

YEAR ENDED DECEMBER 31, 2020 (Restatement Impact)

DECEMBER 31, 2019	(a)(b)	-	$-	-	$-	$-	$-	$(271,000)	$(271,000)
Fair value of common stock issued for services		-	-	-	-	-	-	-	-
Repurchase of common stock		-	-	-	-	-	-	-	-
Exercise of stock options		-	-	-	-	-	-	-	-
Stock-based compensation		-	-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	-	-	111,000	111,000
DECEMBER 31, 2020		-	$-	-	$-	$-	$-	$(160,000)	$(160,000)

YEAR ENDED DECEMBER 31, 2020 (As Restated)

DECEMBER 31, 2019 (a)(b)	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services	-	-	1,202	-	-	15,000	-	15,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Stock-based compensation	-	-	-	-	-	63,000	-	63,000
Net income	-	-	-	-	-	-	8,825,000	8,825,000
DECEMBER 31, 2020	-	$-	1,060,818	$12,000	$(1,790,000)	$32,204,000	$(18,552,000)	$11,874,000

See descriptions of the net income impacts in the consolidated statement of operations for the year December 31, 2020 above.  See descriptions of the accumulated deficit impacts in the consolidated balance sheet as of December 31, 2020.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) and (b).

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Restatement	Series A Preferred		Common Stock		Treasury	Additional Paid-in	Accumulated
	Reference	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

YEAR ENDED DECEMBER 31, 2019 (As Previously Reported)

DECEMBER 31, 2018		600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services		-	-	18,082	-	-	47,000	-	47,000
Repurchase of preferred and common stock		(50)	-	(198,731)	-	(1,619,000)	(168,000)	-	(1,787,000)
Conversion of preferred stock to common stock		(550)		123,222	1,000		(1,000)		-
Dividend payments on preferred stock		-	-	-	-	-	(63,000)	-	(63,000)
Fair value of vested common shares and options issued for services		-	-	-	-	-	133,000	-	133,000
Net income		-	-	-	-	-	-	2,698,000	2,698,000

DECEMBER 31, 2019		-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000

YEAR ENDED DECEMBER 31, 2019 (Restatement Impact)

DECEMBER 31, 2018	(a)(b)(c)	-	$-	-	$-	$-	$-	$(183,000)	$(183,000)
Fair value of common stock issued for services		-	-	-	-	-	-	-	-
Repurchase of preferred and common stock		-	-	-	-	-	-	-	-
Dividend payments on preferred stock		-	-	-	-	-	-	-	-
Fair value of vested common shares and options issued for services		-	-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	-	-	(88,000)	(88,000)

DECEMBER 31, 2019		-	$-	-	$-	$-	$-	$(271,000)	$(271,000)

YEAR ENDED DECEMBER 31, 2019 (As Restated)

DECEMBER 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,987,000)	$2,131,000
Fair value of common stock issued for services	-	-	18,082	-	-	47,000	-	47,000
Repurchase of preferred and common stock	(50)	-	(198,731)	-	(1,619,000)	(168,000)	-	(1,787,000)
Conversion of preferred stock to common stock	(550)	-	123,222	1,000	-	(1,000)	-	-
Dividend payments on preferred stock	-	-	-	-	-	(63,000)	-	(63,000)
Fair value of vested common shares and options issues for services	-	-	-	-	-	133,000	-	133,000
Net income	-	-	-	-	-	-	2,610,000	2,610,000
DECEMBER 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000

See descriptions of the net income impacts in the consolidated statement of operations for the year December 31, 2019 above.  See descriptions of the accumulated deficit impacts in the consolidated balance sheet as of December 31, 2019.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) and (b).

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2020
	As previously reported	Restatement Impacts	Restatement Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,714,000	$111,000	(a) (b)	$8,825,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38,000	-		38,000
Allowance for doubtful accounts	25,000	-		25,000
Allowance for inventory obsolescence	(74,000)	-		(74,000)
Common stock issued for services	49,000	-		49,000
Fair value of options issued for services	29,000	-		29,000
Changes in operating assets and liabilities:
Accounts receivable - trade	297,000	(401,000)	(a)	(104,000)
Inventories	(329,000)	232,000	(a) (b)	(97,000)
Deferred tax asset	(4,370,000)	31,000	(a)	(4,339,000)
Prepaid expense	20,000	-		20,000
Income tax receivable	(40,000)	-		(40,000)
Security deposit	10,000	-		10,000
Accounts payable	1,236,000	(8,000)	(b)	1,228,000
Accrued liabilities and other liabilities	37,000	35,000	(b)	72,000
Product returns	79,000	-		79,000
Net cash provided by operating activities	5,721,000	-		5,721,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71,000	-		71,000
Proceeds from Paycheck Protection Program	450,000	-		450,000
Repurchases of common stock	(171,000)	-		(171,000)
Net cash provided by (used in) financing activities	350,000	-		350,000

CHANGE IN CASH	6,071,000	-		6,071,000
CASH, BEGINNING OF PERIOD	265,000	-		265,000
CASH, END OF PERIOD	$6,336,000	$-		$6,336,000

See description of the net income impacts in the Consolidated Statement of Operations for the year ended December 31, 2020 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

FITLIFE BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2019
	As previously reported	Restatement Impacts	Restatement Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,698,000	$(88,000)	(a) (b)	$2,610,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	52,000	-		52,000
Allowance for doubtful accounts	17,000	-		17,000
Allowance for inventory obsolescence	23,000	-		23,000
Common stock issued for services	71,000	-		71,000
Fair value of options issued for services	111,000	-		111,000
Right of use asset net of amortization and lease liability	(2,000)	-		(2,000)
Changes in operating assets and liabilities:
Accounts receivable - trade	(505,000)	416,000	(a) (b)	(89,000)
Inventories	502,000	(253,000)	(a) (b)	249,000
Prepaid expense	151,000	(27,000)	(b)	124,000
Accounts payable	(618,000)	8,000	(b)	(610,000)
Accrued liabilities and other liabilities	(50,000)	(31,000)	(b)	(81,000)
Product returns	(189,000)	(25,000)	(b)	(214,000)
Net cash provided by operating activities	2,261,000	-		2,261,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	300,000	-		300,000
Dividend payments on preferred stock	(63,000)	-		(63,000)
Repurchases of common stock	(1,524,000)	-		(1,524,000)
Repurchases of preferred stock	(168,000)	-		(168,000)
Repayments of note payable	(800,000)	-		(800,000)
Net cash provided by (used in) financing activities	(2,255,000)	-		(2,255,000)

CHANGE IN CASH	6,000	-		6,000
CASH, BEGINNING OF PERIOD	259,000	-		259,000
CASH, END OF PERIOD	$265,000	$-		$265,000

See description of the net income impacts in the Consolidated Statement of Operations for the year ended December 31, 2019 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

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

The Company accounts for revenues in accordance with ASC 606. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

Customer Concentration

Total net sales to GNC during 2020 and 2019 were $15,833,000, and $14,386,000, respectively, representing 71% and 75% of total revenue, respectively. Accounts receivable attributable to GNC before adjusting for product return reserves as of December 31, 2020 and 2019 were $1,892,000 and $1,629,000, respectively, representing 89% and 85% of the Company’s total accounts receivable balance, respectively. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, and results of operation.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2020 and 2019 amounted to $345,000 and $231,000, respectively.

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

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation / Amortization Period (years)
Furniture and fixtures	3
Office equipment	3
Leasehold improvements	5

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

Goodwill and Intangible Assets

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively.

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes.

As discussed in more detail in Note 9, during the fourth quarter of fiscal 2020, management determined that it is more likely than not that the Company will be able to utilize the majority of its net operating loss carryforwards. The release of a substantial portion of the reserve against the Company’s deferred tax assets resulted in an income tax benefit of $4,339,000 for 2020, and a corresponding increase in net income of the same amount.

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

Stock Compensation Expense

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized as compensation on the straight-line basis over the vesting period.

From prior periods until December 31, 2018 the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of ASU 2018-07 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our financial statements for the year ended December 31, 2019 or the previously reported financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This update requires the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2019.

In January 2017, the FASB issued ASU 2017-04. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

NOTE 4.  INVENTORIES

At December 31, 2020, the value of the Company’s inventory was $3,529,000. At December 31, 2019, the value of the Company’s inventory was $3,358,000.

	As Restated
	December 31,	December 31,
	2020	2019
Finished goods	$2,917,000	$3,048,000
Components	668,000	440,000
Allowance for obsolescence	(56,000)	(130,000)
Total	$3,529,000	$3,358,000

NOTE 5.  PROPERTY AND EQUIPMENT

The Company had fixed assets as of December 31, 2020 and 2019 as follows:

	December 31,	December 31,
	2020	2019
Equipment	$902,000	$902,000
Accumulated depreciation	(804,000)	(766,000)
Total	$98,000	$136,000

Depreciation expense was $38,000 for the year ended December 31, 2020 compared to $52,000 for the year ended December 31, 2019.

NOTE 6.  NOTES PAYABLES

Notes Payable – Related Parties

On December 26, 2018, the Company issued a line of credit promissory note to Sudbury Capital Fund, LP (“Sudbury”) to Sudbury, an entity controlled by Dayton Judd, the Company’s Chief Executive Officer and Chair of the Board, in the principal amount of $600,000 (the “Sudbury Note”), with an initial advance to the Company in the amount of $300,000 which was outstanding at December 31, 2018. During the three months ended March 31, 2019, an additional $300,000 was advanced to the Company under the Sudbury Note, resulting in aggregate borrowings of $600,000. In addition, on December 26, 2018, the Company also issued a promissory note to Dayton Judd, the Company’s Chair of the Board and Chief Executive Officer, in the principal amount of $200,000 (the “Judd Note”) (together with the Sudbury Note, the “Notes”). On September 24, 2019, the Company repaid all outstanding balances due under the terms of the Notes in the aggregate principal amount, including accrued but unpaid interest thereon, of $615,000. As a result of the repayment of the Notes, the Company terminated its line of credit entered into between the Company and Sudbury.

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

During the year ended December 31, 2020, the Company made payments resulting in a $46,000 reduction in the lease liability. As of December 31, 2020, lease liability amounted to $208,000. Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the year ended December 31, 2020 was $67,000. The right-of-use asset at December 31, 2020 was $208,000, net of amortization of $272,000.

Year ended
December 31, 2020
Lease Cost
Operating lease cost	$67,000

Other information
Cash paid for amounts included in the measurement of lease liabilities for 2021	-
Weighted average remaining lease term - operating leases (in years)	3.8
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At December 31, 2020
Long-term right-of-use assets	$208,000
Short-term operating lease liabilities	50,000
Long-term operating lease liabilities	158,000
Total operating lease liabilities	$208,000

Maturities of the Company's lease liabilities are as follows (in thousands):

Year ending	Operating leases
2021	$67,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(38,000)
Present value of lease liabilities	$208,000

NOTE 8.  EQUITY

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

During 2019, the Company paid $63,000 for preferred dividends.

Options

The following table summarizes option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2018	154,521	$13.10	5.7
Issued	8,000	6.85
Exercised	-	-
Forfeited	(13,236)	24.45
Outstanding, December 31, 2019	149,285	$11.76	5.0
Issued	-	-
Exercised	(17,000)	4.20
Forfeited	(39,500)	19.04
Outstanding, December 31, 2020	92,785	$10.05	5.9

Outstanding						Exercisable
Exercise Price Per Share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$2.8	-	23.00	87,210	6.2	$4.93	87,210	$4.93
$23.10	-	144.34	5,575	2.8	$90.20	5,575	$90.20
			92,785	5.9	$10.05	92,785	$10.05

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

NOTE 9.  INCOME TAXES

The Company had available federal net operating loss (“NOL”) carryforwards of approximately $21.6 million and $25.9 million as of December 31, 2020 and 2019, respectively, to reduce future taxable income. The federal NOL carryforward expires between 2029 through 2037. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with NOL carryforwards, the utilization of the Company’s NOL carryforwards may be limited to statutory limits as a result of change in stock ownership. NOL carryforwards incurred subsequent to the latest change in control are not subject to the limitations.

Given the Company’s improving profitability over the past three fiscal years, management has concluded that it is more likely than not that the Company will be able to utilize the majority of its NOL carryforwards. The Company projects that roughly $2,557,000 of iSatori NOL carryforwards will not be able to be utilized prior to their expiration due to the ownership change limitations, which amount remains fully reserved.

For the year ended December 31, 2020, the Company recorded a provision (benefit) for income taxes of ($4,415,000), driven primarily by an income tax benefit of ($4,339,000) resulting from the elimination of a substantial portion of the reserve against the Company’s NOL carryforwards and other deferred tax assets. For the year ended December 31, 2019, the Company recorded a provision for income taxes of $7,000 pertaining to various state income taxes.

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

Significant components of the Company’s deferred income tax assets are as follows:

	As Restated
	December 31, 2020	December 31, 2019
Net operating loss carryforward	$4,526,000	$5,579,000
Allowances for sales returns, bad debt and inventory	92,000	87,000
Share based compensation	80,000	94,000
Other	178,000	202,000
Total deferred asset	4,876,000	5,962,000
Valuation allowance	(537,000)	(5,962,000)

Net deferred tax asset	$4,339,000	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	As restated
	December 31, 2020	December 31, 2019
Federal statutory tax rate	21%	21%
State tax, net of federal benefit	-%	4%
	21%	25%
Valuation allowance	(121%)	(25%)
Effective tax rate	(100%)	-%

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Minimum annual rental commitments under non-cancelable leases are as follows:

Lease
Years ending December 31,	Commitment
2021	$67,000
2022	67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(38,000)
Present value of lease liabilities	$208,000

NOTE 11. QUARTERly Financial Data (Unaudited)

Our quarterly financial data for 2020 and 2019 is summarized as follows:

	2020 Quarters
	As Restated (Unaudited)
	Third	Second	First

Net sales	$6,345,000	$2,990,000	$6,542,000
Gross profit	2,597,000	1,436,000	2,910,000
Net income	1,380,000	25,000	1,601,000

Per share data applicable to common shareholders
Basic earnings	$1.30	$0.02	$1.52
Diluted earnings	$1.22	$0.02	$1.42

	2019 Quarters
	As Restated (Unaudited)
	Third	Second	First

Net sales	$5,726,000	$4,302,000	$5,489,000
Gross profit	2,464,000	1,683,000	2,368,000
Net income	1,102,000	376,000	1,014,000
Net income attributable to common shareholders	1,083,000	358,000	1,014,000
Per share data applicable to common shareholders
Basic earnings	$1.08	$0.34	$0.91
Diluted earnings	$0.90	$0.29	$0.80

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

We have restated herein our previously issued  consolidated financial statements for each  of the fiscal years ended December 31, 2020 and 2019. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

The following tables represent our restated unaudited condensed consolidated financial statements for each quarter-to-date and year-to-date interim period of the years ended December 31, 2020 and 2019 and at each interim period therein.  The values as previously reported for the fiscal quarters ended September 30, 2020, June 30, 2020, and March 31, 2020 were derived from our Quarterly Reports on Form 10-Q filed on November 12,2020, August 13, 2020, and May 15, 2020, respectively. The values as previously reported for the fiscal quarters ended September 30, 2019, June 30, 2019, and March 31, 2019 were derived from our Quarterly Reports on Form 10-Q, which were filed on November 12, 2019, August 9, 2019 and May 15, 2019, respectively. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) and (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As Restated
ASSETS:	September 30, 2020	June 30, 2020	March 31, 2020

CURRENT ASSETS:
Cash	$4,090,000	$2,218,000	$2,666,000
Accounts receivable, net of allowance of doubtful accounts, $402,000, $387,000 and $33,000, respectively	2,010,000	1,354,000	4,435,000
Inventories, net of allowance for obsolescence of $67,000, $75,000 and $130,000, respectively	2,580,000	3,478,000	3,166,000
Income tax receivable	40,000	40,000	-
Prepaid expenses and other current assets	56,000	59,000	25,000
Total current assets	8,776,000	7,149,000	10,292,000

Property and equipment, net	105,000	113,000	124,000
Right of use asset, net of amortization of $261,000, $251,000 and $241,000, respectively	219,000	229,000	239,000
Goodwill	225,000	225,000	225,000
Security deposits	-	-	10,000
TOTAL ASSETS	$9,325,000	$7,716,000	$10,890,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,829,000	$1,643,000	$2,755,000
Accrued expense and other liabilities	502,000	471,000	519,000
Product returns	276,000	276,000	276,000
Lease liability - current portion	49,000	46,000	44,000
Line of credit	-	-	2,500,000
Total current liabilities	2,656,000	2,436,000	6,094,000

Long-term lease liability, net of current portion	171,000	183,000	196,000
PPP loan	452,000	450,000	-
TOTAL LIABILITIES	3,279,000	3,069,000	6,290,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding, as of September 30, 2020, June 30, 2020, and March 31, 2020
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,644, 1,060,033, and 1.060,033 issued and outstanding as of September 30, 2020, June 30, 2020 and March 31, 2020, respectively	12,000	12,000	12,000
Treasury stock, 210,631 shares as of September 30, 2020, June 30, 2020, and March 31, 2020	(1,790,000)	(1,790,000)	(1,790,000)
Additional paid-in capital	32,195,000	32,176,000	32,154,000
Accumulated deficit	(24,371,000)	(25,751,000)	(25,776,000)
TOTAL STOCKHOLDERS' EQUITY	6,046,000	4,647,000	4,600,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,325,000	$7,716,000	$10,890,000

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As Restated
ASSETS:	September 30, 2019	June 30, 2019	March 31, 2019

CURRENT ASSETS:
Cash	$557,000	$917,000	$438,000
Accounts receivable, net of allowance of doubtful accounts, $290,000, $294,000 and $315,000, respectively	2,642,000	2,282,000	3,195,000
Inventories, net of allowance for obsolescence of $143,000, $131,000 and $119,000, respectively	2,750,000	3,180,000	2,661,000
Prepaid expenses and other current assets	36,000	69,000	86,000
Total current assets	5,985,000	6,448,000	6,380,000

Property and equipment, net	148,000	161,000	174,000
Right of use asset, net of amortization of $203,000, $187,000 and $0 respectively	277,000	293,000	320,000
Goodwill	225,000	225,000	225,000
Security deposits	10,000	10,000	10,000
TOTAL ASSETS	$6,645,000	$7,137,000	$7,109,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,033,000	$2,625,000	$2,307,000
Accrued expense and other liabilities	986,000	475,000	470,000
Lease liability - current portion	58,000	70,000	83,000
Notes payable	-	693,000	815,000
Total current liabilities	3,077,000	3,863,000	3,675,000

Long-term lease liability, net of current portion	219,000	227,000	240,000
TOTAL LIABILITIES	3,296,000	4,090,000	3,915,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding, as of September 30, 2019, June 30, 2019, and March 31, 2019
Preferred stock Series A Preferred, $0.01par value 1,000 shares authorized; 600 shares outstanding as of September 30, 2019, June 30, 2019, and March 31, 2019
Common stock, $.01 par value, 15,000,000 shares authorized; 933,305, 1,015,120, and 1,113,952 issued and outstanding as of September 30, 2019, June 30, 2019 and March 31, 2019, respectively	11,000	11,000	11,000
Treasury stock, 181,454, 99,238, and 0 shares as of September 30, 2019, June 30, 2019, and March 31, 2019, respectively	(1,385,000)	(566,000)	-
Additional paid-in capital	32,218,000	32,199,000	32,156,000
Accumulated deficit	(27,495,000)	(28,597,000)	(28,973,000)
TOTAL STOCKHOLDERS' EQUITY	3,349,000	3,047,000	3,194,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,645,000	$7,137,000	$7,109,000

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	As Restated
	September 30, 2020		June 30, 2020		March 31, 2020
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended

Revenue	$6,345,000	$15,877,000	$2,990,000	$9,532,000	$6,542,000
Cost of goods sold	3,748,000	8,934,000	1,554,000	5,186,000	3,632,000
Gross profit	2,597,000	6,943,000	1,436,000	4,346,000	2,910,000

OPERATING EXPENSES:
General and administrative	684,000	2,418,000	1,001,000	1,734,000	733,000
Selling and marketing	509,000	1,615,000	435,000	1,106,000	671,000
Depreciation and amortization	9,000	31,000	10,000	22,000	12,000
Total operating expenses	1,202,000	4,064,000	1,446,000	2,862,000	1,416,000
OPERATING INCOME	1,395,000	2,879,000	(10,000)	1,484,000	$1,494,000

OTHER EXPENSES (INCOME)
Interest expense	1,000	13,000	8,000	12,000	$4,000
Interest income	(3,000)	(6,000)	(3,000)	(3,000)
Gain on settlement	-	(70,000)	-	(70,000)	(70,000)
Total other expenses (income)	(2,000)	(63,000)	5,000	(61,000)	(66,000)

PRE-TAX NET INCOME	1,397,000	2,942,000	(15,000)	1,545,000	1,560,000

PROVISION (BENEFIT) FOR INCOME TAXES	17,000	(64,000)	(40,000)	(81,000)	(41,000)

NET INCOME	1,380,000	3,006,000	$25,000	$1,626,000	$1,601,000

NET INCOME PER SHARE
Basic	$1.30	$2.84	$0.02	$1.54	$1.52
Diluted	$1.22	$2.65	$0.02	$1.44	$1.42
Basic weighted average common shares	1,060,350	1,057,389	1,060,033	1,055,893	1,051,752
Diluted weighted average common shares	1,134,379	1,132,764	1,125,999	1,126,631	1,126,303

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	As Restated
	September 30, 2019		June 30, 2019		March 31, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended

Revenue	$5,726,000	$15,517,000	$4,302,000	$9,791,000	$5,489,000
Cost of goods sold	3,262,000	9,002,000	2,619,000	5,740,000	3,121,000
Gross profit	2,464,000	6,515,000	1,683,000	4,051,000	2,368,000

OPERATING EXPENSES:
General and administrative	782,000	2,352,000	796,000	1,570,000	774,000
Selling and marketing	583,000	1,749,000	616,000	1,166,000	550,000
Depreciation and amortization	12,000	40,000	13,000	28,000	15,000
Total operating expenses	1,377,000	4,141,000	1,425,000	2,764,000	1,339,000
OPERATING INCOME	1,087,000	2,374,000	258,000	1,287,000	$1,029,000

OTHER EXPENSES (INCOME):
Interest expense	14,000	47,000	18,000	33,000	$15,000
Gain on settlement	(29,000)	(171,000)	(142,000)	(142,000)	-
Total other expenses (income)	(15,000)	(124,000)	(124,000)	(109,000)	15,000

PRE-TAX NET INCOME	1,102,000	2,498,000	382,000	1,396,000	1,014,000

PROVISION (BENEFIT) FOR INCOME TAXES	-	6,000	6,000	6,000	-

NET INCOME	1,102,000	2,492,000	$376,000	$1,390,000	$1,014,000

PREFERRED STOCK DIVIDEND	(19,000)	(37,000)	(18,000)	(18,000)	-

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,083,000	2,455,000	$358,000	1,372,000	$1,014,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$1.08	$2.33	$0.34	$1.27	$0.91
Diluted	$0.90	$1.98	$0.29	$1.09	$0.80
Basic weighted average common shares	1,001,715	1,053,292	1,047,447	1,079,517	1,111,943
Diluted weighted average common shares	1,207,024	1,241,875	1,239,875	1,258,520	1,268,526

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	As Restated
	For the Nine Months Ended September 30, 2020
						Additional
	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balance at December 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services	-	-	1,028	-	-	34,000	-	34,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services	-	-	-	-	-	35,000	-	35,000
Net income	-	-	-	-	-	-	3,006,000	3,006,000
Balance at September 30, 2020	-	$-	1,060,644	$12,000	(1,790,000)	$32,195,000	$(24,371,000)	$6,046,000

	As Restated
	For the Six Months Ended June 30, 2020
Balance at December 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services	-	-	417	-	-	26,000	-	26,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services	-	-	-	-	-	24,000	-	24,000
Net income	-	-	-	-	-	-	1,626,000	1,626,000
Balance at June 30, 2020	-	$-	1,060,033	$12,000	$(1,790,000)	$32,176,000	$(25,751,000)	$4,647,000

	As Restated
	For the Three Months Ended March 31, 2020
Balance at December 31, 2019	-	$-	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services	-	-	417	-	-	16,000	-	16,000
Repurchase of common stock	-	-	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	-	-	17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services	-	-	-	-	-	12,000	-	12,000
Net income	-	-					1,601,000	1,601,000
Balance at March 31, 2020	-	$-	1,060,033	$12,000	$(1,790,000)	$32,154,000	$(25,776,000)	$4,600,000

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	As Restated
	For the Nine Months Ended September 30, 2019
						Additional
	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balance at December 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,987,000)	$2,131,000
Fair value of common stock issued for services	-	-	2,816	-	-	43,000	-	43,000
Repurchase of common stock	-	-	(181,454)	-	(1,385,000)	-	-	(1,385,000)
Dividends payments on preferred stock	-	-	-	-	-	(37,000)	-	(37,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	105,000	-	105,000
Net income	-	-	-	-	-	-	2,492,000	2,492,000
Balance at September 30, 2019	600	$-	933,305	$11,000	(1,385,000)	32,218,000	$(27,495,000	$3,349,000

	As Restated
	For the Six Months Ended June 30, 2019
Balance at December 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,987,000)	$2,131,000
Fair value of common stock issued for services	-	-	2,415	-	-	39,000	-	39,000
Repurchase of common stock	-	-	(99,238)	-	(566,000)	-	-	(566,000)
Dividend payments on preferred stock	-	-	-	-	-	(18,000)	-	(18,000)
Fair value of vested common shares and options issued for services	-	-	-	-	-	71,000	-	71,000
Net income	-	-	-	-	-	-	1,390,000	1,390,000
Balance at June 30, 2019	600	$-	1,015,120	$11,000	$(566,000)	$32,199,000	$(28,597,000)	$3,047,000

	As Restated
	For the Three Months Ended March 31, 2019
Balance at December 31, 2018	600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,987,000)	$2,131,000
Fair value of common stock issued for services	-	-	2,009	-	-	23,000	-	23,000
Repurchase of common stock	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-
Fair value of vested common shares and options issued for services	-	-	-	-	-	26,000	-	26,000
Net income	-	-					1,014,000	1,014,000
Balance at March 31, 2019	600	$-	1,113,952	$11,000	$-	$32,156,000	$(28,973,000)	$3,194,000

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	As Restated
	September 30, 2020	June 30, 2020	March 31, 2020
	Nine months ended	Six months ended	Three months ended

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,006,000	$1,626,000	$1,601,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,000	23,000	12,000
Allowance for doubtful accounts	375,000	360,000	6,000
Allowance for inventory obsolescence	(62,000)	(55,000)	-
Common stock issued for services	40,000	26,000	16,000
Fair value of options issued for services	29,000	24,000	12,000
Right of use asset net of amortization and lease liability	-	-	2,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(667,000)	3,000	(2,721,000)
Inventories	844,000	(64,000)	191,000
Prepaid expense	15,000	13,000	46,000
Income tax receivable	(40,000)	(40,000)	-
Security deposit	10,000	10,000	-
Accounts payable	(189,000)	(375,000)	737,000
Accrued liabilities and other liabilities	62,000	32,000	79,000
Product returns	20,000	20,000	20,000
Net cash provided by operating activities	$3,475,000	$1,603,000	$1,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71,000	71,000	71,000
Proceeds from Paycheck Protection Program	450,000	450,000	-
Proceeds from line of credit, net	-	-	2,500,000
Repurchases of common stock	(171,000)	(171,000)	(171,000)
Net cash provided by (used in) financing activities	$350,000	$350,000	$2,400,000

CHANGE IN CASH	3,825,000	1,953,000	2,401,000
CASH, BEGINNING OF PERIOD	265,000	265,000	265,000
CASH, END OF PERIOD	$4,090,000	$2,218,000	$2,666,000

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	As Restated
	September 30, 2019	June 30, 2019	March 31, 2019
	Nine months ended	Six months ended	Three months ended

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,492,000	$1,390,000	$1,014,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40,000	28,000	15,000
Allowance for doubtful accounts	(166,000)	(161,000)	(140,000)
Allowance for inventory obsolescence	36,000	24,000	12,000
Common stock issued for services	55,000	39,000	23,000
Fair value of options issued for services	94,000	71,000	26,000
Right of use asset net of amortization and lease liability	1,000	4,000	3,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,276,000)	(920,000)	(1,855,000)
Inventories	844,000	425,000	957,000
Prepaid expense	160,000	127,000	109,000
Accounts payable	(595,000)	(3,000)	(320,000)
Accrued liabilities and other liabilities	39,000	(36,000)	35,000
Net cash provided by operating activities	$1,724,000	$988,000	$(121,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	300,000	300,000	300,000
Dividend payments on preferred stock	(37,000)	(18,000)	-
Repurchases of common stock	(889,000)	(472,000)	-
Repayments of note payable	(800,000)	(140,000)	-
Net cash provided by (used in) financing activities	$(1,426,000)	$(330,000)	$300,000

CHANGE IN CASH	298,000	658,000	179,000
CASH, BEGINNING OF PERIOD	259,000	259,000	259,000
CASH, END OF PERIOD	$557,000	$917,000	$438,000

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	As of September 30, 2020
ASSETS:	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

CURRENT ASSETS:
Cash	$4,090,000	$-		$4,090,000
Accounts receivable, net of allowance for doubtful accounts of $402,000	2,594,000	(584,000)	(a)	2,010,000
Inventories, net of allowance for obsolescence of $67,000	2,255,000	325,000	(a)(b)	2,580,000
Income tax receivable	40,000			40,000
Prepaid expenses and other current assets	57,000	(1,000)	(b)	56,000
Total current assets	9,036,000	(260,000)		8,776,000

Property and equipment, net	105,000	-		105,000
Right of use asset, net of amortization of $261,000	219,000	-		219,000
Goodwill	225,000	-		225,000
TOTAL ASSETS	$9,585,000	$(260,000)		$9,325,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,821,000	$8,000	(b)	$1,829,000
Accrued expense and other liabilities	524,000	(22,000)	(b)	502,000
Product returns	276,000	-		276,000
Lease liability - current portion	49,000	-		49,000
Total current liabilities	2,670,000	(14,000)		2,656,000
Long-term lease liability, net of current portion	171,000	-		171,000
PPP loan	452,000	-		452,000
TOTAL LIABILITIES	3,293,000	(14,000)		3,279,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding, as of September 30, 2020
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,644 issued and outstanding as of September 30, 2020	12,000	-		12,000
Treasury stock, 210,631 shares	(1,790,000)	-		(1,790,000)
Additional paid-in capital	32,195,000	-		32,195,000
Accumulated deficit	(24,125,000)	(246,000)	(a)(b)	(24,371,000)
TOTAL STOCKHOLDERS' EQUITY	6,292,000	(246,000)		6,046,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,585,000	$(260,000)		$9,325,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $584,000, an increase to inventory of $317,000, and an increase of accumulated deficit of $267,000

(b)

Other adjustments – The correction of these misstatements resulted in an increase to inventory of $8,000, a decrease in prepaid expenses and other current assets of $1,000, an increase in accounts payable of $8,000, a decrease in accrued expense and other liabilities of $22,000 and a reduction in accumulated deficit of $21,000.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	As of June 30, 2020
ASSETS:	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

CURRENT ASSETS:
Cash	$2,218,000	$-		$2,218,000
Accounts receivable, net of allowance for doubtful accounts of $387,000	1,362,000	(8,000)	(a)	1,354,000
Inventories, net of allowance for obsolescence of $75,000	3,467,000	11,000	(a)	3,478,000
Income tax receivable	40,000	-		40,000
Prepaid expenses and other current assets	59,000	-		59,000
Total current assets	7,146,000	3,000		7,149,000

Property and equipment, net	113,000	-		113,000
Right of use asset, net of amortization of $251,000	229,000	-		229,000
Goodwill	225,000	-		225,000
TOTAL ASSETS	$7,713,000	$3,000		$7,716,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$1,635,000	$8,000	(b)	$1,643,000
Accrued expense and other liabilities	495,000	(24,000)	(b)	471,000
Product returns	276,000	-		276,000
Lease liability - current portion	46,000	-		46,000
Total current liabilities	2,452,000	(16,000)		2,436,000

Long-term lease liability, net of current portion	183,000	-		183,000
PPP loan	450,000	-		450,000
TOTAL LIABILITIES	3,085,000	(16,000)		3,069,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,033 issued and outstanding	12,000	-		12,000
Treasury stock, 210,631 shares	(1,790,000)	-		(1,790,000)
Additional paid-in capital	32,176,000	-		32,176,000
Accumulated deficit	(25,770,000)	19,000	(a)(b)	(25,751,000)
TOTAL STOCKHOLDERS' EQUITY	4,628,000	19,000		4,647,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,713,000	$3,000		$7,716,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $8,000, an increase to inventory of $4,000, and an increase of accumulated deficit of $4,000

(b)

Other adjustments – The correction of these misstatements resulted in an increase to inventories of $7,000, an increase in accounts payable of $8,000, a decrease in accrued expense and other liabilities of $24,000 and a decrease in accumulated deficit of $23,000.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	As of March 31, 2020
ASSETS:	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

CURRENT ASSETS:
Cash	$2,666,000	$-		$2,666,000
Accounts receivable, net of allowance for doubtful accounts of $33,000	4,692,000	(257,000)	(a)	4,435,000
Inventories, net of allowance for obsolescence of $130,000	3,023,000	143,000	(a)	3,166,000
Prepaid expenses and other current assets	25,000	-		25,000
Total current assets	10,406,000	(114,000)		10,292,000

Property and equipment, net	124,000	-		124,000
Right of use asset, net of amortization of $241,000	239,000	-		239,000
Goodwill	225,000	-		225,000
Security deposits	10,000	-		10,000
TOTAL ASSETS	$11,004,000	$(114,000)		$10,890,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,747,000	$8,000	(b)	$2,755,000
Accrued expense and other liabilities	543,000	(24,000)	(b)	519,000
Product returns	276,000	-		276,000
Lease liability - current portion	44,000	-		44,000
Line of credit	2,500,000	-		2,500,000
Total current liabilities	6,110,000	(16,000)		6,094,000

Long-term lease liability, net of current portion	196,000	-		196,000
PPP loan	-	-		-
TOTAL LIABILITIES	6,306,000	(16,000)		6,290,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 15,000,000 shares authorized; 1,060,033 issued and outstanding	12,000	-		12,000
Treasury stock, 210,631 shares	(1,790,000)	-		(1,790,000)
Additional paid-in capital	32,154,000	-		32,154,000
Accumulated deficit	(25,678,000)	(98,000)	(a)(b)	(25,776,000)
TOTAL STOCKHOLDERS' EQUITY	4,698,000	(98,000)		4,600,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,004,000	$(114,000)		$10,890,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $257,000, an increase to inventory of $136,000, and an increase of accumulated deficit of $121,000

(b)

Other adjustments – The correction of these misstatements resulted in an increase to inventory of $7,000, an increase in accounts payable of $8,000, a decrease in accrued expenses and other current liabilities of $24,000, and a reduction of accumulated deficit of $23,000.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	As of September 30, 2019
ASSETS:	As Previously	Restatement	Restatement	As
	Reported	Impacts	Reference	Restated

CURRENT ASSETS
Cash	$557,000	$-		$557,000
Accounts receivable, net of allowance of doubtful accounts of $290,000	3,170,000	(528,000)	(a)	2,642,000
Inventories, net of allowance for obsolescence of $143,000	2,482,000	268,000	(a)	2,750,000
Prepaid expenses and other current assets	63,000	(27,000)	(b)	36,000
Total current assets	6,272,000	(287,000)		5,985,000

Property and equipment, net	148,000	-		148,000
Right of use asset, net of amortization $203,000	277,000	-		277,000
Goodwill	225,000	-		225,000
Security deposits	10,000	-		10,000
TOTAL ASSETS	$6,932,000	$(287,000)		$6,645,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,033,000	$-		$2,033,000
Accrued expense and other liabilities	957,000	29,000	(b)	986,000
Lease liability - current portion	58,000	-		58,000
Total current liabilities	3,048,000	29,000		3,077,000

Long-term lease liability, net of current portion	219,000	-		219,000
TOTAL LIABILITIES	3,267,000	29,000		3,296,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding
Preferred stock Series A Preferred, $0.01 par value 1,000 shares authorized; 600 shares issued and outstanding	-	-		-
Common stock, $.01 par value, 15,000,000 shares authorized; 933,305 issued and outstanding	11,000	-		11,000
Treasury Stock, 181,454 shares	(1,385,000)	-		(1,385,000)
Additional paid-in capital	32,218,000	-		32,218,000
Accumulated deficit	(27,179,000)	(316,000)	(a)(b)	(27,495,000)
Total stockholders' equity	3,665,000	(316,000)		3,349,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,932,000	$(316,000)		$6,645,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $528,000, an increase to inventory of $268,000, and an increase to accumulated deficit of $260,000

(b)

Other Reclasses – A decrease of $27,000 in prepaid expenses and other current assets and an increase of accrued expenses and other liabilities of $29,000, and an increase in accumulated deficit of $56,000

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	As of June 30, 2019
ASSETS:	As Previously	Restatement	Restatement	As
	Reported	Impacts	Reference	Restated

CURRENT ASSETS:
Cash	$917,000	$-		$917,000
Accounts receivable, net of allowance of doubtful accounts of $294,000	3,220,000	(938,000)	(a)	2,282,000
Inventories, net of allowance for obsolescence of $131,000	2,712,000	468,000	(a)	3,180,000
Prepaid expenses and other current assets	96,000	(27,000)	(b)	69,000
Total current assets	6,945,000	(497,000)		6,448,000

Property and equipment, net	161,000	-		161,000
Right of use asset, net of amortization, $251,000	293,000	-		293,000
Goodwill	225,000	-		225,000
Security deposits	10,000	-		10,000
TOTAL ASSETS	$7,634,000	$(497,000)		$7,137,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,625,000	$-		$2,625,000
Accrued expense and other liabilities	445,000	30,000	(b)	475,000
Lease liability - current portion	70,000	-		70,000
Notes payable	693,000	-		693,000
Total current liabilities	3,833,000	30,000		3,863,000
Long-term lease liability, net of current portion	227,000	-		227,000
TOTAL LIABILITIES	4,060,000	30,000		4,090,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none outstanding
Preferred stock Series A Preferred, $0.01 par value 1,000 shares authorized; 600 shares issued and outstanding	-	-		-
Common stock, $.01 par value, 15,000,000 shares authorized; 1,015,120 issued and outstanding	11,000	-		11,000
Treasury Stock, 99,238 shares	(566,000)	-		(566,000)
Additional paid-in capital	32,199,000	-		32,199,000
Accumulated deficit	(28,070,000)	(527,000)	(a)(b)	(28,597,000)
Total stockholders' equity	3,574,000	(527,000)		3,047,000

	$7,634,000	$(497,000)		$7,137,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $938,000, an increase to inventory of $468,000, and an increase in accumulated deficit of $470,000

(b)

Other Reclasses – A decrease of $27,000 in prepaid expenses and other current assets and an increase of accrued expenses and other liabilities of $30,000, and an increase in accumulated deficit of $57,000

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	As of March 31, 2019
ASSETS:	As Previously	Restatement	Restatement	As
	Reported	Impacts	Reference	Restated

CURRENT ASSETS:
Cash	$438,000	$-		$438,000
Accounts receivable, net of allowance of doubtful accounts of $315,000	3,817,000	(622,000)	(a)	3,195,000
Inventories, net of allowance for obsolescence of $119,000	2,338,000	323,000	(a)	2,661,000
Prepaid expenses and other current assets	113,000	(27,000)	(b)	86,000
Total current assets	6,706,000	(326,000)		6,380,000

Property and equipment, net	174,000	-		174,000
Right of use asset	320,000	-		320,000
Goodwill	225,000	-		225,000
Security deposits	10,000	-		10,000
TOTAL ASSETS	$7,435,000	$(326,000)		$7,109,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,307,000	$-		$2,307,000
Accrued expense and other liabilities	440,000	30,000	(b)	470,000
Lease liability - current portion	83,000	-		83,000
Notes payable - related parties	815,000	-		815,000
Total current liabilities	3,645,000	30,000		3,675,000

Long-term lease liability, net of current portion	240,000	-		240,000
TOTAL LIABILITIES	3,885,000	30,000		3,915,000

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 par value, 10,000,000 shares authorized, none outstanding
Preferred Stock Series A Preferred, $0.01 par value 1,000 shares authorized; 600 shares issued and outstanding	-	-		-
Common stock, $0.01 par value, 15,000,000 shares authorized; 1,113,952 issued and outstanding	11,000	-		11,000
Additional paid-in capital	32,156,000	-		32,156,000
Accumulated deficit	(28,617,000)	(356,000)	(a)(b)	(28,973,000)
TOTAL STOCKHOLDERS' EQUITY	3,550,000	(356,000)		3,194,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,435,000	$(356,000)		$7,109,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $622,000, an increase to inventory of $323,000, and an increase of accumulated deficit of $299,000

(b)

Other Reclasses – A decrease of $27,000 in prepaid expenses and other current assets and an increase of accrued expenses and other liabilities of $30,000, and an increase in accumulated deficit of $57,000

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$6,923,000	$(578,000)	(a)	$6,345,000
Cost of goods sold	4,061,000	(313,000)	(a)	3,748,000
Gross profit	2,862,000	(265,000)		2,597,000

OPERATING EXPENSES:
General and administrative	684,000	-		684,000
Selling and marketing	509,000	-		509,000
Depreciation and amortization	9,000	-		9,000
Total operating expenses	1,202,000	-		1,202,000
OPERATING INCOME	1,660,000	(265,000)		1,395,000

OTHER EXPENSES (INCOME):
Interest expense	1,000	-		1,000
Interest income	(3,000)	-		(3,000)
Gain on settlement	-	-		-
Total other expenses (income)	(2,000)	-		(2,000)

PRE-TAX NET INCOME	1,662,000	(265,000)		1,397,000

PROVISION (BENEFIT) FOR INCOME TAXES	17,000	-		17,000

NET INCOME	$1,645,000	$(265,000)		$1,380,000

NET INCOME PER SHARE
Basic	$1.55	$(0.25)		$1.30
Diluted	$1.45	$(0.23)		$1.22
Basic weighted average common shares	1,060,350	-		1,060,350
Diluted weighted average common shares	1,134,379	-		1,134,379

(a)	Revenue Recognition – The correction of these misstatements resulted in a decrease to revenue of $578,000, a decrease of cost of goods sold of $313,000, and a decrease to net income of $265,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$15,814,000	$63,000	(a)	$15,877,000
Cost of goods sold	8,896,000	38,000	(a)	8,934,000
Gross profit	6,918,000	25,000		6,943,000

OPERATING EXPENSES:
General and administrative	2,419,000	(1,000)	(b)	2,418,000
Selling and marketing	1,614,000	1,000	(b)	1,615,000
Depreciation and amortization	31,000	-		31,000
Total operating expenses	4,064,000	-		4,064,000
OPERATING INCOME	2,854,000	25,000		2,879,000

OTHER EXPENSES (INCOME):
Interest expense	14,000	-		14,000
Interest income	(7,000)	-		(7,000)
Gain on settlement	(70,000)	-		(70,000)
Total other expenses (income)	(63,000)	-		(63,000)

PRE-TAX NET INCOME	2,917,000	25,000		2,942,000

PROVISION (BENEFIT) FOR INCOME TAXES	(64,000)	-		(64,000)

NET INCOME	$2,981,000	$25,000		$3,006,000

NET INCOME PER SHARE
Basic	$2.82	$0.02		$2.84
Diluted	$2.63	$0.02		$2.65
Basic weighted average common shares	1,057,389	-		1,057,389
Diluted weighted average common shares	1,132,764	-		1,132,764

(a)	Revenue Recognition – The correction of these misstatements resulted in an increase to revenue of $63,000, an increase of cost of goods sold of $38,000, and an increase to net income of $25,000.
(b)	Other adjustments – The correction of these misstatements resulted in a decrease to general and administrative expenses of $1,000 and an increase to selling and marketing of $1,000.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$2,740,000	$250,000	(a)	$2,990,000
Cost of goods sold	1,421,000	133,000	(a)	1,554,000
Gross profit	1,319,000	117,000		1,436,000

OPERATING EXPENSES:
General and administrative	1,001,000	-		1,001,000
Selling and marketing	435,000	-		435,000
Depreciation and amortization	10,000	-		10,000
Total operating expenses	1,446,000	-		1,446,000
OPERATING INCOME (LOSS)	(127,000)	117,000		(10,000)

OTHER EXPENSES (INCOME):
Interest expense	8,000	-		8,000
Interest income	(3,000)	-		(3,000)
Total other expenses (income)	5,000	-		5,000

PRE-TAX NET INCOME (LOSS)	(132,000)	117,000		(15,000)

PROVISION (BENEFIT) FOR INCOME TAXES	(40,000)	-		(40,000)

NET INCOME (LOSS)	$(92,000)	$117,000		$25,000

NET INCOME (LOSS) PER SHARE
Basic	$(0.09)	$0.11		$0.02
Diluted	$(0.09)	$0.11		$0.02
Basic weighted average common shares	1,060,033	-		1,060,033
Diluted weighted average common shares	1,060,033	-		1,125,999

(a)	Revenue Recognition – The correction of these misstatements resulted in an increase to revenue of $250,000, an increase to cost of goods sold of $133,000, and an increase to net income of $117,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Six Months Ended June 30, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$8,891,000	$641,000	(a)	$9,532,000
Cost of goods sold	4,835,000	351,000	(a)	5,186,000
Gross profit	4,056,000	290,000		4,346,000

OPERATING EXPENSES:
General and administrative	1,734,000	-		1,734,000
Selling and marketing	1,106,000	-		1,106,000
Depreciation and amortization	23,000	(1,000)	(b)	22,000
Total operating expenses	2,863,000	(1,000)		2,862,000
OPERATING INCOME	1,193,000	291,000		1,484,000

OTHER EXPENSES (INCOME):
Interest expense	12,000	-		12,000
Interest income	(4,000)	(1,000)	(b)	(3,000)
Gain on settlement	(70,000)	-		(70,000)
Total other expenses (income)	(62,000)	(1,000)		(61,000)

PRE-TAX NET INCOME	1,255,000	290,000		1,545,000

PROVISION (BENEFIT) FOR INCOME TAXES	(81,000)	-		(81,000)

NET INCOME	$1,336,000	$290,000		$1,626,000

NET INCOME PER SHARE
Basic	$1.27	$0.27		$1.54
Diluted	$1.19	$0.25		$1.44
Basic weighted average common shares	1,055,893	-		1,055,893
Diluted weighted average common shares	1,126,631	-		1,126,631

(a)	Revenue Recognition – The correction of these misstatements resulted in an increase to revenue of $641,000, an increase of cost of goods sold of $351,000, and an increase to net income of $290,000
(b)	Other adjustments – The correction of these misstatements resulted in a decrease to depreciation and amortization of $1,000 and an increase to interest income of $1,000, and no impact to net income.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$6,151,000	$391,000	(a)	$6,542,000
Cost of goods sold	3,414,000	218,000	(a)	3,632,000
Gross profit	2,737,000	173,000		2,910,000

OPERATING EXPENSES:
General and administrative	733,000	-		733,000
Selling and marketing	671,000	-		671,000
Depreciation and amortization	12,000	-		12,000
Total operating expenses	1,416,000	-		1,416,000
OPERATING INCOME	1,321,000	173,000		1,494,000

OTHER EXPENSES (INCOME):
Interest expense	4,000	-		4,000
Gain on settlement	(70,000)	-		(70,000)
Total other expenses (income)	(66,000)	-		(66,000)

PRE-TAX NET INCOME	1,387,000	173,000		1,560,000

PROVISION (BENEFIT) FOR INCOME TAXES	(41,000)	-		(41,000)

NET INCOME	$1,428,000	$173,000		$1,601,000

NET INCOME PER SHARE
Basic	$1.36	$0.16		$1.52
Diluted	$1.27	$0.15		$1.42
Basic weighted average common shares	1,051,752	-		1,051,752
Diluted weighted average common shares	1,126,303	-		1,126,303

(a)	Revenue Recognition – The correction of these misstatements resulted in an increase to revenue of $391,000, an increase of cost of goods sold of $218,000, and an increase to net income of $173,000.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$5,316,000	$410,000	(a)	$5,726,000
Cost of goods sold	3,063,000	199,000	(a)	3,262,000
Gross profit	2,253,000	211,000		2,464,000

OPERATING EXPENSES:
General and administrative	782,000	-		782,000
Selling and marketing	583,000	-		583,000
Depreciation and amortization	12,000	-		12,000
Total operating expenses	1,377,000	-		1,377,000
OPERATING INCOME	876,000	211,000		1,087,000

OTHER EXPENSES (INCOME):
Interest expense	14,000	-		14,000
Gain on settlement	(29,000)	-		(29,000)
Total other expenses (income)	(15,000)	-		(15,000)

PRE-TAX NET INCOME	891,000	211,000		1,102,000

PROVISION (BENEFIT) FOR INCOME TAXES	-	-		-

NET INCOME	891,000	211,000		1,102,000

PREFERRED STOCK DIVIDEND	(19,000)	-		(19,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$872,000	$211,000		$1,083,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$0.87	$0.21		$1.08
Diluted	$0.72	$0.18		$0.90
Basic weighted average common shares	1,001,715	-		1,001,715
Diluted weighted average common shares	1,207,024	-		1,207,024

(a)	Revenue Recognition – The correction of these misstatements resulted in an increase to revenue of $410,000, an increase of cost of goods sold of $199,000, and an increase to net income of $211,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$15,812,000	$(295,000)	(a)	$15,517,000
Cost of goods sold	9,163,000	(161,000)	(a)	9,002,000
Gross profit	6,649,000	(134,000)		6,515,000

OPERATING EXPENSES:
General and administrative	2,352,000	-		2,352,000
Selling and marketing	1,749,000	-		1,749,000
Depreciation and amortization	40,000	-		40,000
Total operating expenses	4,141,000	-		4,141,000
OPERATING INCOME	2,508,000	(134,000)		2,374,000

OTHER EXPENSES (INCOME):
Interest expense	47,000	-		47,000
Gain on settlement	(171,000)	-		(171,000)
Total other expenses (income)	(124,000)	-		(124,000)

PRE-TAX NET INCOME	2,632,000	(134,000)		2,498,000

PROVISION (BENEFIT) FOR INCOME TAXES	7,000	(1,000)	(b)	6,000

NET INCOME	2,625,000	(133,000)		2,492,000

PREFERRED STOCK DIVIDEND	(37,000)	-		(37,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,588,000	$(133,000)		$2,455,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$2.46	$(0.13)		$2.33
Diluted	$2.08	$(0.10)		$1.98
Basic weighted average common shares	1,053,292	-		1,053,292
Diluted weighted average common shares	1,241,875	-		1,241,875

(a)	Revenue Recognition – The correction of these misstatements resulted in a decrease to revenue of $295,000, a decrease of cost of goods sold of $161,000, and a decrease to net income of $134,000
(b)	Other adjustments – The correction of these misstatements resulted in a decrease to provision for income taxes of $1,000 and an increase to net income of $1,000.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$4,618,000	$(316,000)	(a)	$4,302,000
Cost of goods sold	2,764,000	(145,000)	(a)	2,619,000
Gross profit	1,854,000	(171,000)		1,683,000

OPERATING EXPENSES:
General and administrative	796,000	-		796,000
Selling and marketing	616,000	-		616,000
Depreciation and amortization	13,000	-		13,000
Total operating expenses	1,425,000	-		1,425,000
OPERATING INCOME	429,000	(171,000)		258,000

OTHER EXPENSES (INCOME):
Interest expense	18,000	-		18,000
Gain on settlement	(142,000)	-		(142,000)
Total other expenses (income)	(124,000)	-		(124,000)

PRE-TAX NET INCOME	553,000	(171,000)		382,000

PROVISION (BENEFIT) FOR INCOME TAXES	6,000	-		6,000

NET INCOME	547,000	(171,000)		376,000

PREFERRED STOCK DIVIDEND	(18,000)	-		(18,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$529,000	$(171,000)		$358,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$0.51	$(0.17)		$0.34
Diluted	$0.43	$(0.14)		$0.29
Basic weighted average common shares	1,047,447	-		1,047,447
Diluted weighted average common shares	1,239,875	-		1,239,875

(a)	Revenue Recognition – The correction of these misstatements resulted in a decrease to revenue of $316,000, a decrease of cost of goods sold of $145,000, and a decrease to net income of $171,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Six Months Ended June 30, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$10,496,000	$(705,000)	(a)	$9,791,000
Cost of goods sold	6,101,000	(361,000)	(a)	5,740,000
Gross profit	4,395,000	(344,000)		4,051,000

OPERATING EXPENSES:
General and administrative	1,570,000	-		1,570,000
Selling and marketing	1,166,000	-		1,166,000
Depreciation and amortization	28,000	-		28,000
Total operating expenses	2,764,000	-		2,764,000
OPERATING INCOME	1,631,000	(344,000)		1,287,000

OTHER EXPENSES (INCOME):
Interest expense	33,000	-		33,000
Gain on settlement	(142,000)	-		(142,000)
Total other expenses (income)	(109,000)	-		(109,000)

PRE-TAX NET INCOME	1,740,000	(344,000)		1,396,000

PROVISION (BENEFIT) FOR INCOME TAXES	6,000	-		6,000

NET INCOME	1,734,000	(344,000)		1,390,000

PREFERRED STOCK DIVIDEND	(18,000)	-		(18,000)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,716,000	$(344,000)		$1,372,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$1.59	$(0.32)		$1.27
Diluted	$1.36	$(0.27)		$1.09
Basic weighted average common shares	1,079,517	-		1,079,517
Diluted weighted average common shares	1,258,520	-		1,258,520

(a)	Revenue Recognition – The correction of these misstatements resulted in a decrease to revenue of $705,000, a decrease of cost of goods sold of $361,000, and a decrease to net income of $344,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$5,878,000	$(389,000)	(a)	$5,489,000
Cost of goods sold	3,337,000	(216,000)	(a)	3,121,000
Gross profit	2,541,000	(173,000)		2,368,000

OPERATING EXPENSES:
General and administrative	774,000	-		774,000
Selling and marketing	550,000	-		550,000
Depreciation and amortization	15,000	-		15,000
Total operating expenses	1,339,000	-		1,339,000
OPERATING INCOME	1,202,000	(173,000)		1,029,000

OTHER EXPENSES (INCOME):
Interest expense	15,000	-		15,000
Total other expenses (income)	15,000	-		15,000

PRE-TAX NET INCOME	1,187,000	(173,000)		1,014,000

PROVISION (BENEFIT) FOR INCOME TAXES	-	-		-

NET INCOME	1,187,000	(173,000)		1,014,000

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,187,000	$(173,000)		$1,014,000

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$1.07	$(0.16)		$0.91
Diluted	$0.94	$(0.14)		$0.80
Basic weighted average common shares	1,111,943	-		1,111,943
Diluted weighted average common shares	1,268,526	-		1,268,526

(a)	Revenue Recognition – The correction of these misstatements resulted in a decrease to revenue of $389,000, a decrease of cost of goods sold of $216,000, and a decrease to net income of $173,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT- OF STOCKHOLDERS' EQUITY

					Additional
	Restatement	Common Stock		Treasury	Paid-in	Accumulated
	Reference	Shares	Amount	Stock	Capital	Deficit	Total
NINE MONTHS ENDED SEPTEMBER 30, 2020
		As Previously Reported
DECEMBER 31, 2019		1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services		1,028	-	-	34,000	-	34,000
Repurchase of common stock		(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options		17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services		-	-	-	35,000	-	35,000
Net income		-	-	-	-	2,981,000	2,981,000

SEPTEMBER 30, 2020		1,060,644	$12,000	$(1,790,000)	$32,195,000	$(24,125,000)	$6,292,000

NINE MONTHS ENDED SEPTEMBER 30, 2020		Restatement Impacts

DECEMBER 31, 2019	(a)(b)					$(271,000)	$(271,000)
Fair value of common stock issued for services		-	-	-	-	-	-
Repurchase of common stock		-	-	-	-	-	-
Exercise of stock options		-	-	-	-	-	-
Fair value of vested common shares and options issued for services		-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	25,000	25,000

SEPTEMBER 30, 2020		-	$-	$-	$-	$(246,000)	$(246,000)

NINE MONTHS ENDED SEPTEMBER 30, 2020		As Restated

DECEMBER 31, 2019		1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services		1,028	-	-	34,000	-	34,000
Repurchase of common stock		(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options		17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services		-	-	-	35,000	-	35,000
Net income		-	-	-	-	3,006,000	3,006,000

SEPTEMBER 30, 2020		1,060,644	$12,000	$(1,790,000)	$32,195,000	$(24,371,000)	$6,046,000

See descriptions of the net income impacts in the condensed consolidated statement of operations for the nine months ended September 30, 2020 section above.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional
	Restatement	Common Stock		Treasury	Paid-in	Accumulated
	Reference	Shares	Amount	Stock	Capital	Deficit	Total
SIX MONTHS ENDED JUNE 30, 2020
		As Previously Reported
DECEMBER 31, 2019		1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services		417	-	-	26,000	-	26,000
Repurchase of common stock		(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options		17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services		-	-	-	24,000	-	24,000
Net income		-	-	-	-	1,336,000	1,336,000

Balance at June 30, 2020		1,060,033	$12,000	$(1,790,000)	$32,176,000	$(25,770,000)	$4,628,000

SIX MONTHS ENDED JUNE 30, 2020		Restatement Impacts

DECEMBER 31, 2019	(a)(b)					$(271,000)	$(271,000)
Fair value of common stock issued for services		-	-	-	-	-	-
Repurchase of common stock		-	-	-	-	-	-
Exercise of stock options		-	-	-	-	-	-
Fair value of vested common shares and options issued for services		-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	290,000	290,000

Balance at June 30, 2020		-	$-	$-	$-	$19,000	$19,000

SIX MONTHS ENDED JUNE 30, 2020		As Restated

DECEMBER 31, 2019		1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services		417	-	-	26,000	-	26,000
Repurchase of common stock		(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options		17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services		-	-	-	24,000	-	24,000
Net income		-	-	-	-	1,626,000	1,626,000

Balance at June 30, 2020		1,060,033	$12,000	$(1,790,000)	$32,176,000	$(25,751,000)	$4,647,000

See descriptions of the net income impacts in the condensed consolidated statement of operations for the six months ended June 30, 2020 section above. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional
	Restatement	Common Stock		Treasury	Paid-in	Accumulated
	Reference	Shares	Amount	Stock	Capital	Deficit	Total
THREE MONTHS ENDED MARCH 31, 2020
		As Previously Reported
DECEMBER 31, 2019		1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,106,000)	$3,342,000
Fair value of common stock issued for services		417	-	-	16,000	-	16,000
Repurchase of common stock		(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options		17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services		-	-	-	12,000	-	12,000
Net income		-	-	-	-	1,428,000	1,428,000

Balance at March 31, 2020		1,060,033	$12,000	$(1,790,000)	$32,154,000	$(25,678,000)	$4,698,000

THREE MONTHS ENDED MARCH 31, 2020		Restatement Impacts

DECEMBER 31, 2019	(a)(b)					$(271,000)	$(271,000)
Fair value of common stock issued for services		-	-	-	-	-	-
Repurchase of common stock		-	-	-	-	-	-
Exercise of stock options		-	-	-	-	-	-
Fair value of vested common shares and options issued for services		-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	173,000	173,000

Balance at March 31, 2020		-	$-	$-	$-	$(98,000)	$(98,000)

THREE MONTHS ENDED MARCH 31, 2020		As Restated

DECEMBER 31, 2019		1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services		417	-	-	16,000	-	16,000
Repurchase of common stock		(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options		17,000	-	-	71,000	-	71,000
Fair value of vested common shares and options issued for services		-	-	-	12,000	-	12,000
Net income		-	-	-	-	1,601,000	1,601,000

Balance at March 31, 2020		1,060,033	$12,000	$(1,790,000)	$32,154,000	$(25,776,000)	$4,600,000

See descriptions of the net income impacts in the condensed consolidated statement of operations for the three months ended March 31, 2020 section above. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

							Additional
	Restatement	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Reference	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
NINE MONTHS ENDED SEPTEMBER 30, 2019
		As Previously Reported
DECEMBER 31, 2018		600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services		-	-	2,816	-	-	43,000	-	43,000
Repurchase of common stock		-	-	(181,454)	-	(1,385,000)	-	-	(1,385,000)
Dividends payments on preferred stock		-	-	-	-	-	(37,000)		(37,000)
Fair value of vested common shares and options issued for services		-	-	-	-	-	105,000	-	105,000
Net income		-	-	-	-	-	-	2,625,000	2,625,000

SEPTEMBER 30, 2019		600	$-	933,305	$11,000	$(1,385,000)	$32,218,000	$(27,179,000)	$3,665,000

NINE MONTHS ENDED SEPTEMBER 30, 2019		Restatement Impacts

DECEMBER 31, 2018	(a)(b)(c)							$(183,000)	$(83,000)
Fair value of common stock issued for services		-	-	-	-	-	-	-	-
Repurchase of common stock		-	-	-	-	-	-	-	-
Dividends payments on preferred stock		-	-	-	-	-	-	-	-
Fair value of vested common shares and options issued for services		-	-	-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	-	-	(133,000)	(133,000)

SEPTEMBER 30, 2019		-	$-	-	$-	$-	$-	$(316,000)	$(316,000)

NINE MONTHS ENDED SEPTEMBER 30, 2019		As Restated

DECEMBER 31, 2018		600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,987,000)	$2,131,000
Fair value of common stock issued for services		-	-	2,816	-	-	43,000	-	43,000
Repurchase of common stock		-	-	(181,454)	-	(1,385,000)	-	-	(1,385,000)
Dividends payments on preferred stock		-	-	-	-	-	(37,000)	-	(37,000)
Fair value of vested common shares and options issued for services		-	-	-	-	-	105,000	-	105,000
Net income		-	-	-	-	-	-	2,492,000	2,492,000

SEPTEMBER 30, 2019		600	$-	933,305	$11,000	$(1,385,000)	$32,218,000	$(27,495,000)	$3,349,000

See descriptions of the net income impacts in the condensed consolidated statement of operations for the nine months ended September 30, 2019 section above. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

							Additional
	Restatement	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Reference	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
SIX MONTHS ENDED JUNE 30, 2019
		As Previously Reported
DECEMBER 31, 2018		600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services		-	-	2,415	-	-	39,000	-	39,000
Repurchase of common stock		-	-	(99,238)	-	(566,000)	-	-	(566,000)
Dividends payments on preferred stock		-	-	-	-	-	(18,000)		(18,000)
Fair value of vested common shares and options issued for services		-	-	-	-	-	71,000	-	71,000
Net income		-	-	-	-	-	-	1,734,000	1,734,000

Balance at June 30, 2019		600	$-	1,015,120	$11,000	$(566,000)	$32,199,000	$(28,070,000)	$3,574,000

SIX MONTHS ENDED JUNE 30, 2019		Restatement Impacts

DECEMBER 31, 2018	(a)(b)(c)							$(183,000)	$(183,000)
Fair value of common stock issued for services		-	-	-	-	-	-	-	-
Repurchase of common stock		-	-	-	-	-	-	-	-
Dividends payments on preferred stock		-	-	-	-	-	-	-	-
Fair value of vested common shares and options issued for services		-	-	-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	-	-	(344,000)	(344,000)

Balance at June 30, 2019		-	$-	-	$-	$-	$-	$(527,000)	$(527,000)

SIX MONTHS ENDED JUNE 30, 2019		As Restated

DECEMBER 31, 2018		600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,987,000)	$2,131,000
Fair value of common stock issued for services		-	-	2,415	-	-	39,000	-	39,000
Repurchase of common stock		-	-	(99,238)	-	(566,000)	-	-	(566,000)
Dividends payments on preferred stock		-	-	-	-	-	(18,000)	-	(18,000)
Fair value of vested common shares and options issued for services		-	-	-	-	-	71,000	-	71,000
Net income		-	-	-	-	-	-	1,391,000	1,391,000

Balance at June 30, 2019		600	$-	1,015,120	$11,000	$(566,000)	$32,199,000	$(28,597,000)	$3,047,000

See descriptions of the net income impacts in the condensed consolidated statement of operations for the six months ended June 30, 2019 section above. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

Reclassification of amounts between common stock and additional paid-in capital have been made to conform to current presentation.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

							Additional
	Restatement	Series A Preferred		Common Stock		Treasury	Paid-in	Accumulated
	Reference	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
THREE MONTHS ENDED MARCH 31, 2019
		As Previously Reported
DECEMBER 31, 2018		600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,804,000)	$2,314,000
Fair value of common stock issued for services		-	-	2,415	-	-	23,000	-	23,000
Fair value of vested common shares and options issued for services		-	-	-	-	-	26,000	-	26,000
Net income		-	-	-	-	-	-	1,187,000	1,187,000

Balance at March 31, 2019		600	$-	1,113,952	$11,000	$-	$32,156,000	$(28,617,000)	$3,550,000

THREE MONTHS ENDED MARCH 31, 2019		Restatement Impacts

DECEMBER 31, 2018	(a)(b)(c)							$(183,000)	$(183,000)
Fair value of common stock issued for services		-	-	-	-	-	-	-	-
Fair value of vested common shares and options issued for services		-	-	-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	-	-	(173,000)	(173,000)

Balance at March 31, 2019		-	$-	-	$-	$-	$-	$(356,000)	$(356,000)

THREE MONTHS ENDED MARCH 31, 2019		As Restated

DECEMBER 31, 2018		600	$-	1,111,943	$11,000	$-	$32,107,000	$(29,987,000)	$2,131,000
Fair value of common stock issued for services		-	-	2,415	-	-	23,000	-	23,000
Fair value of vested common shares and options issued for services		-	-	-	-	-	26,000	-	26,000
Net income		-	-	-	-	-	-	1,014,000	1,014,000

Balance at March 31, 2019		600	$-	1,113,952	$11,000	$-	$32,156,000	$(28,973,000)	$3,194,000

See descriptions of the net income impacts in the condensed consolidated statement of operations for the three months ended March 31, 2019 section above. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

Reclassification of amounts between common stock and additional paid-in capital have been made to conform to current presentation.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2020
	As Previously Reported	Restatement Impact	Restatement Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,981,000	$25,000	(a)	$3,006,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,000	-		32,000
Allowance for doubtful accounts	375,000	-		375,000
Allowance for inventory obsolescence	(62,000)	-		(62,000)
Common stock issued for services	40,000	-		40,000
Fair value of options issued for services	29,000	-		29,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(603,000)	(64,000)	(a)	(667,000)
Inventories	805,000	39,000	(a)	844,000
Prepaid expense	15,000	-		15,000
Income tax receivable	(40,000)	-		(40,000)
Security deposit	10,000	-		10,000
Accounts payable	(189,000)	-		(189,000)
Accrued liabilities and other liabilities	62,000	-		62,000
Product returns	20,000	-		20,000
Net cash provided by operating activities	$3,475,000	$-		$3,475,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71,000	-		71,000
Proceeds from Paycheck Protection Program	450,000	-		450,000
Repurchases of common stock	(171,000)	-		(171,000)
Net cash provided by (used in) financing activities	$350,000	-		$350,000

CHANGE IN CASH	3,825,000	-		3,825,000
CASH, BEGINNING OF PERIOD	265,000	-		265,000
CASH, END OF PERIOD	$4,090,000	-		$4,090,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

See description of the net income impacts in the Consolidated Statement of Operations for the nine months ended September 30, 2020 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2020
	As Previously Reported	Restatement Impact	Restatement Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,336,000	$290,000	(a)	$1,626,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,000	-		23,000
Allowance for doubtful accounts	360,000	-		360,000
Allowance for inventory obsolescence	(55,000)	-		(55,000)
Common stock issued for services	26,000	-		26,000
Fair value of options issued for services	24,000	-		24,000
Changes in operating assets and liabilities:
Accounts receivable - trade	643,000	(640,000)	(a)	3,000
Inventories	(414,000)	350,000	(a)	(64,000)
Prepaid expense	13,000	-		13,000
Income tax receivable	(40,000)	-		(40,000)
Security deposit	10,000	-		10,000
Accounts payable	(375,000)	-		(375,000)
Accrued liabilities and other liabilities	32,000	-		32,000
Product returns	20,000	-		20,000
Net cash provided by operating activities	$1,603,000	$-		$1,603,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71,000	-		71,000
Proceeds from Paycheck Protection Program	450,000	-		450,000
Repurchases of common stock	(171,000)	-		(171,000)
Net cash provided by (used in) financing activities	$350,000	-		$350,000

CHANGE IN CASH	1,953,000	-		1,953,000
CASH, BEGINNING OF PERIOD	265,000	-		265,000
CASH, END OF PERIOD	$2,218,000	-		$2,218,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

See description of the net income impacts in the Consolidated Statement of Operations for the six months ended June 30, 2020 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2020
	As Previously Reported	Restatement Impact	Restatement Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,428,000	$173,000	(a)	$1,601,000
Adjustments to reconcile net income to net cash used in operating activities:				-
Depreciation and amortization	12,000	-		12,000
Allowance for doubtful accounts	6,000	-		6,000
Common stock issued for services	16,000	-		16,000
Fair value of options issued for services	12,000	-		12,000
Right of use asset net of amortization and lease liability	2,000	-		2,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(2,332,000)	(389,000)	(a)	(2,721,000)
Inventories	(25,000)	216,000	(a)	191,000
Prepaid expense	46,000	-		46,000
Accounts payable	737,000	-		737,000
Accrued interest	4,000	-		4,000
Accrued liabilities and other liabilities	75,000	-		75,000
Product returns	20,000	-		20,000
Net cash provided by (used in) operating activities	1,000	-		1,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71,000	-		71,000
Proceeds from line of credit	2,500,000	-		2,500,000
Repurchases of common stock	(171,000)	-		(171,000)
Net cash provided financing activities	2,400,000	-		2,400,000

CHANGE IN CASH	2,401,000	-		2,401,000
CASH, BEGINNING OF PERIOD	265,000	-		265,000
CASH, END OF PERIOD	$2,666,000	$-		$2,666,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

See description of the net income impacts in the Consolidated Statement of Operations for the three months ended March 31, 2020 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2019
	As Previously Reported	Restatement Impact	Restatement Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,625,000	$(133,000)	(a)	$2,492,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40,000	-		40,000
Allowance for doubtful accounts	(166,000)	-		(166,000)
Allowance for inventory obsolescence	36,000	-		36,000
Common stock issued for services	55,000	-		55,000
Fair value of options issued for services	94,000	-		94,000
Right of use asset net of amortization and lease liability	1,000	-		1,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,572,000)	296,000	(a)	(1,276,000)
Inventories	1,005,000	(161,000)	(a)	844,000
Prepaid expense	160,000	-		160,000
Accounts payable	(595,000)	-		(595,000)
Accrued liabilities and other liabilities	41,000	(2,000)	(b)	39,000
Net cash provided by operating activities	1,724,000	-		1,724,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	300,000	-		300,000
Dividend payments on preferred stock	(37,000)	-		(37,000)
Repurchases of common stock	(889,000)	-		(889,000)
Repayments of note payable	(800,000)	-		(800,000)
Net cash provided by (used in) financing activities	(1,426,000)	-		(1,426,000)

CHANGE IN CASH	298,000	-		298,000
CASH, BEGINNING OF PERIOD	259,000	-		259,000
CASH, END OF PERIOD	$557,000	$-		$557,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

See description of the net income impacts in the Consolidated Statement of Operations for the nine months ended September 30, 2019 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2019
	As Previously Reported	Restatement Impact	Restatement Reference	Restatement Reference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,734,000	$(344,000)	(a)	$1,390,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,000	-		28,000
Allowance for doubtful accounts	(161,000)	-		(161,000)
Allowance for inventory obsolescence	24,000	-		24,000
Common stock issued for services	39,000	-		39,000
Fair value of options issued for services	71,000	-		71,000
Right of use asset net of amortization and lease liability	50,000	-		50,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,626,000)	706,000	(a)	(920,000)
Inventories	787,000	(362,000)	(a)	425,000
Prepaid expense	127,000	-		127,000
Accounts payable	(3,000)	-		(3,000)
Accrued interest	33,000	-		33,000
Accrued liabilities and other liabilities	(69,000)	-		(69,000)
Right of use asset - Lease Liability	(46,000)	-		(46,000)
Net cash provided by operating activities	988,000	-		988,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	300,000	-		300,000
Dividend payments on preferred stock	(18,000)	-		(18,000)
Repurchases of common stock	(472,000)	-		(472,000)
Repayments of note payable	(140,000)	-		(140,000)
Net cash provided by (used in) financing activities	(330,000)	-		(330,000)

CHANGE IN CASH	658,000	-		658,000
CASH, BEGINNING OF PERIOD	259,000	-		259,000
CASH, END OF PERIOD	$917,000	$-		$917,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

See description of the net income impacts in the Consolidated Statement of Operations for the six months ended June 30, 2019 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2019
	As Previously Reported	Restatement Impact	Restatement Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,187,000	$(173,000)	(a)	$1,014,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,000	-		15,000
Allowance for doubtful accounts	(140,000)	-		(140,000)
Allowance for inventory obsolescence	12,000	-		12,000
Common stock issued for services	23,000	-		23,000
Fair value of options issued for services	26,000	-		26,000
Right of use asset net of amortization and lease liability	3,000	-		3,000
Changes in operating assets and liabilities:
Accounts receivable - trade	(2,244,000)	389,000	(a)	(1,855,000)
Inventories	1,173,000	(216,000)	(a)	957,000
Prepaid expenses	109,000	-		109,000
Accounts payable	(320,000)	-		(320,000)
Accrued liabilities and other liabilities	35,000	-		35,000
Net cash provided by (used in) operating activities	(121,000)	-		(121,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	300,000	-		300,000
Net cash provided by (used in) financing activities	300,000			300,000

CHANGE IN CASH	179,000	-		179,000
CASH, BEGINNING OF PERIOD	259,000	-		259,000
CASH, END OF PERIOD	$438,000	$-		$438,000

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

See description of the net income impacts in the Consolidated Statement of Operations for the three months ended March 31, 2019 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

NOTE 12.  SUBSEQUENT EVENTS

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

On February 26, 2021, the Board of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock per share to stockholders of record at the close of business on February 26, 2021 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company, par value $0.001 per share (the “Series B Preferred”), at an exercise price of $100.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan (the “Tax Benefits Preservation Plan”), dated as of February 26, 2021, between the Company and Colonial Stock, as rights agent (and any successor rights agent, the “Rights Agent”).

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its NOL carryforwards and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOL carryforwards are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the IRC, its ability to fully utilize the NOL carryforwards and certain other tax benefits will be substantially limited and the timing of the usage of the NOL carryforwards and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s securities.