Form 10-K
period 2021-12-31
FITLIFE BRANDS, INC.
filed 2022-10-13
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $19,446,063.

As of October 12, 2022, there were 4,555,957 shares of common stock, $0.01 par value per share, issued and outstanding.

FITLIFE BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021 AND 2020

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

Use of Market and Industry Data

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Restatement

In this comprehensive Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), FitLife Brands, Inc. is restating its previously issued unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2021, and as of and for the three and six months ended June 30, 2021.

Restatement Background

As described in our Form 8-K filed on September 21, 2022, Weaver noted certain misstatements contained in the Financial Statements relating principally to the timing of recognition of revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

The restatement results from the Company’s correction of revenues that were incorrectly recognized at the time of shipment instead of the time the products were received by the customers. The correction changed the timing of the revenue recognition for these deliveries, which results in recognizing such revenue when the Company is entitled to receive such revenue upon satisfaction of performance obligations in accordance with the requirements of ASC 606. The correction in the timing of revenue recognition resulted in adjustments to revenue, cost of sales, inventory and accounts receivable.

Restatement of Previously Issued Consolidated Financial Statements

As noted above, FitLife Brands, Inc. is restating its previously issued unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2021, and as of and for the three and six months ended June 30, 2021.

In connection with the Restatement, the Company restated the financial information as of and for the fiscal year December 31, 2020 and December 31, 2019, as well as the relevant unaudited interim financial information for the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019 in its 2020 Annual Report, as amended, on Form 10-K/A.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the OTC Pink market.

Recent Developments

Forward Stock Split

The Board of Directors of the Company (the “Board”) approved a forward stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”), at a ratio of 4-for-1 (the “Forward Split”). The Forward Split was effective as of December 2, 2021 and began trading on such basis on December 8, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock. The Forward Split did not have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

All references in this Annual Report to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Forward Split on a retroactive basis as of the earliest period presented, unless otherwise noted.

Nutrology Asset Purchase

On April 7, 2021, the Company purchased substantially all of the assets of Triple Impact Corporation, a New Jersey corporation doing business as Nutrology, a nutritional supplement company catering to consumers who prioritize all-natural and plant-based nutritional supplements. See Note 3 for additional detail regarding the acquisition.

Tax Benefits Preservation Plan

On February 26, 2021, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on February 26, 2021 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred”), at an exercise price of $100.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan (the “Tax Benefits Preservation Plan”), dated as of February 26, 2021, between the Company and Colonial Stock, as rights agent (and any successor rights agent, the “Rights Agent”).

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its Net Operating Losses (“NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (“IRC”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.99% or more of the Company’s securities.  Subsequent to the end of the fiscal year, the Tax Benefits Preservation Plan expired by its terms on March 1, 2022 and is no longer in effect.

Share Repurchase Plan

On February 1, 2021, the Board approved an additional amendment to the authorized share repurchase program initially approved by the Board on August 16, 2019, as amended on September 23, 2019 and November 6, 2019 (“Share Repurchase Program”). Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, warrants to purchase shares of the Company's Common Stock ("Warrants"), and other securities issued by the Company ("Securities") over the next 24 months at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Warrants and Securities, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

During the year ended December 31, 2021, the Company repurchased 36,092 shares of Common Stock under the Share Repurchase Program. The Company also purchased 50,840 dilutive in-the-money options from employees at a discount to their intrinsic value for total consideration of $184,000.

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2021	-	$-	-	$3,610,917
Second quarter ended June 30, 2021	36,092	$7.13	36,092	$3,169,917
Third quarter ended September 30, 2021	-	$-	-	$3,169,917
Fourth quarter ended December 31, 2021	-	$-	-	$3,169,917
Subtotal	36,092	$7.13	36,092	$3,169,917

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

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold both nationally and internationally. The Company currently markets more than 75 different NDS Products to more than 750 GNC franchise locations located in the United States, as well as to additional franchise locations in other countries, all of which are distributed through GNC’s distribution system. In addition, following the launch of Metis Nutrition, we distribute products through more than 1,600 corporate GNC stores in the United States. We sell iSatori Products through more than 17,000 specialty, mass, and online retail locations. A complete product list is available on our website at fitlifebrands.com.

NDS Products

The Company’s NDS Products include:

●	NDS – Innovative weight loss, general health and sports nutrition supplements – examples include Censor, Cardio Cuts and LipoRUSH XT;

●	PMD – Precision sports nutrition formulations for professional muscular development – examples include Amplify XL, Pump Fuel and Flex Stack;

●	Siren Labs – Weight loss and sports nutrition performance enhancing supplements for fitness enthusiasts – examples include Shock’d, Ultrakarbs, NeuroLean, and Vaso-Vol;

●	Nutrology –Sports nutrition and general wellness formulations with an emphasis on natural, vegan, and organic ingredients – examples include Tripact Protein, Beet Natural, and Zen Natural; and

●	Metis Nutrition – Multifaceted men’s health and weight loss formulations, including JXT5 and PyroStim.

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

Product Reformulations and New Product Identification

From time to time we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 15 new products during the year ended December 31, 2021, which included 4 completely new products, and 11 product reformulations and flavor extensions, and 32 new products during the year ended December 31, 2020, which included 12 completely new products, and 20 product reformulations and flavor extensions.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempt to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through more than 750 GNC franchise locations located throughout the United States. The Company also distributes NDS Products to additional franchise locations in other countries. On May 1, 2014, the Company transitioned the majority of its distribution of NDS Products to GNC’s centralized distribution platform for all NDS Products, excluding protein products, which transitioned in mid-September 2014. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of NDS Products to individual franchise locations. For the years ended December 31, 2021 and 2020, the majority of NDS Product sales were through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally. In addition, we have recently relaunched our Core Active brand as a new online-exclusive brand. The GNC domestic franchise market remains the core of our operations. Management is committed to continue to work collaboratively with GNC and its franchisees to build on our established track record of growth and innovation.

iSatori Products

iSatori Products are distributed directly to consumers through the Company's own websites and through other e-commerce platforms such as Amazon.com, Inc. ("Amazon"), as well as through the specialty, drug and mass-market distribution channels. iSatori products are currently sold in over 17,000 retail locations.

In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s experienced sales employees and management to oversee the drug and mass-market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. In addition to the Company’s online distribution channels for direct-to-consumer sales, major iSatori customers include CVS, GNC, Rite Aid, Vitamin Shoppe, Walgreens and Wal-Mart.

iSatori’s core strategy is to build and strengthen brands among consumers seeking nutritional supplement products with a reputation for quality and innovation. iSatori utilizes social media campaigns, coupons, and online advertising, plus cooperative and other incentive programs, to build consumer awareness and generate trial and repeat purchases to drive sales revenue. Our marketing team regularly reviews the media mix for its effectiveness in creating consumer demand and the highest return on investment dollars.

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

Competition

The nutrition industry is highly competitive, and the Company has many competitors that sell products similar to the Company’s products. Many of the Company’s competitors have significantly greater financial and human resources than our own. The Company seeks to differentiate its products and marketing from its competitors based on product quality, benefits, and functional ingredients. Patent and trademark applications that protect brands, product names, and new technologies are pursued whenever possible. While we cannot assure that such measures will block competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

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

Employees

We had 25 and 23 full-time employees as of December 31, 2021 and 2020, respectively. In addition, the Company retains consultants for certain services on an as-needed basis. We consider our employee relations to be good.

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

Risk Factors Relating to our Business and Industry

The Company was profitable during the years ended December 31, 2021 and 2020. However, we may not be able to achieve sustained profitability. Our failure to sustain profitability or effectively manage growth could result in net losses, and therefore negatively affect our financial condition.

In the event of any decrease in sales, if we are not able to maintain growth, or if we are unable to effectively manage our growth, we may not be able to sustain profitability, and may incur net losses in the future, and those net losses could be material.  In the event we incur net losses, our financial condition could be negatively affected, and such effect could be material.

We are currently dependent on sales to GNC for a substantial portion of our total sales.

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 71% of our total sales for both years ended December 31, 2021 and 2020. GNC’s franchisees are not required to carry our products. In the event GNC ceases purchasing products from us, or otherwise reduces its purchases, our total revenue will be negatively impacted, and such impact could be material. Moreover, the transition to GNC’s centralized distribution system has had the effect of concentrating the majority of our accounts receivable with a single payor. Prior to the transition, we collected receivables directly from over 300 franchisees. We anticipate that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that our sales to GNC decrease, our results from operations will be negatively affected, and such effect may be material.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to our wholesale partners as well as directly to the end consumer. We may invest significant amounts in these expansions with little success, and if we are unable to maintain good relationships with our existing customers and e-commerce platforms, our business could suffer.

We currently are focusing our marketing efforts on increasing the sale of products to GNC, both domestically and internationally, as well as increasing the number of retailers selling iSatori Products. In addition, we are focused on increasing our direct-to-consumer revenue through e-commerce platforms such as Amazon. We may not be able to successfully increase sales through these channels.  Moreover, unilateral decisions could be taken by our distributors, customers, or third-party e-commerce platforms such as Amazon, to discontinue all or any of our products that they are carrying or selling at any time, which would cause our business to suffer. The inability to sell our products through e-commerce platforms, including Amazon, would materially impact our sales and operating results.

In addition, although we continued efforts to expand international distribution for our products in the years ended December 31, 2021 and 2020, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

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

The coronavirus (COVID-19) pandemic has had a material impact on global supply chains, including for certain raw materials imported from China, among other countries, that have had an impact on our third-party suppliers and our wholesale partners.  As a result, we have had to increase purchases in certain raw materials and build finished goods inventory, especially in our best-selling products, to avoid, in addition to other consequences, stockouts.  The extent to which the ongoing supply chain challenges continue to impact our operations, those of our third-party suppliers or our wholesale partners will depend on future developments, which are highly uncertain and cannot be predicted. If the public continues to avoid public spaces, including retail stores, or if we, or any of our third-party suppliers continue to encounter challenges in the supply chain for certain raw materials, or incur disruptions to our or their respective operations, facilities or stores, or if our wholesale partners’ retail stores were to partially or fully close due to the coronavirus, which has previously occurred in the case of certain GNC locations, then the manufacture, supply, distribution and sale of our products and our financial results could be adversely affected.

We are dependent on our third-party manufacturers to supply our products in the compositions we require, and we do not independently analyze each production lot of our products. Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenue.

Although we require that our manufacturers verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely primarily, with limited independent verification, on certificates of analysis regarding product content provided by our third-party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to reliably supply products to us in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, and decreased revenue.

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

Our customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims, and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue.

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

There is currently a limited trading market for our Common Stock on the OTC Pink marketplace, and an active trading market may not develop. Consequently, we cannot assure you when and if an active trading market in our Common Stock will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our Common Stock to liquidate their investment in the Company.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenue can be subject to wide price swings. For example, the closing price of our Common Stock has ranged from a high of $16.00 to a low of $4.77 during the year ending December 31, 2021. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

We may issue Preferred Stock with rights senior to the Common Stock.

Our Articles of Incorporation authorize the issuance of up to 10.0 million shares of preferred stock, par value $0.01 per share ("Preferred Stock") in the aggregate. Currently, 1,000 shares of Series A Preferred Stock, par value $0.01 per share, are authorized (the “Series A Preferred”) and, therefore, could be issued without shareholder approval. For purposes of enacting its Tax Benefits Preservation Plan, dated February 26, 2021, by and between the Company and Colonial Stock (the "Tax Benefits Plan"), the Company's transfer agent, the Company designated a class of Preferred Stock on March 2, 2021 as Series B Junior Participating Preferred Stock, par value $0.01, which shall have rights, powers, and preferences similar to those of the Company's Common Stock. However, the rights and preferences of any class or series of preferred stock, were we to designate or issue additional shares of preferred stock, would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our Common Stock.

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

Due to the securities held by Sudbury Capital Fund, LP ("Sudbury") and Dayton Judd, the Company’s Chair of the Board and Chief Executive Officer, Mr. Judd may be deemed to be the beneficial owner of a majority of the Company’s outstanding voting securities. Consequently, Mr. Judd individually, and together with Sudbury as stockholders acting together, can significantly influence all matters requiring approval by our stockholders, including the election of directors and significant corporate transactions, such as mergers or other business transactions requiring shareholder approval. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices. In addition, as a result of Mr. Judd’s position as Chair of the Board and Chief Executive Officer, he and/or Sudbury may have the ability to exert influence over both the actions of the Board of Directors, as well as the execution of management’s plans.

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded in the over-the-counter market, and quoted on the OTC Pink market under the symbol “FTLF”.

As of December 31, 2021, there were 4,552,485 shares of Common Stock outstanding, and there were 29 shareholders of record of the Company’s Common Stock in addition to an undetermined number of holders whose shares are held in “street name.”

The following table sets forth the high and low closing prices for our Common Stock for the periods indicated. The following stock prices reflect the Forward Split that became effective on December 2, 2021.

	High	Low
Fiscal Year 2021
First Quarter (January - March 2021)	$8.13	$4.77
Second Quarter (April - June 2021)	$10.43	$8.00
Third Quarter (July - September 2021)	$13.75	$9.71
Fourth Quarter (October - December 2021)	$16.00	$11.88

	High	Low
Fiscal Year 2020
First Quarter (January - March 2020)	$3.69	$1.93
Second Quarter (April - June 2020)	$3.06	$2.25
Third Quarter (July - September 2020)	$3.74	$2.48
Fourth Quarter (October - December 2020)	$5.40	$3.50

On October 10, 2022, the closing price of our Common Stock was $16.15 per share.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the year ended December 31, 2021, the Company repurchased 36,092 shares of Common Stock, under the Share Repurchase Program through a private transaction. The Company also repurchased 50,840 dilutive in-the-money options from employees at a discount to their intrinsic value for total consideration of $184,000. As of December 31, 2021, we were authorized to repurchase up to $5.0 million, of which approximately $3.2 million remained available.

Common Stock repurchase activity under our publicly announced Share Repurchase Program during each quarter of 2021 and 2020 was as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2021	-	$-	-	$3,610,917
Second quarter ended June 30, 2021	36,092	$7.13	36,092	$3,169,917
Third quarter ended September 30, 2021	-	$-	-	$3,169,917
Fourth quarter ended December 31, 2021	-	$-	-	$3,169,917
Subtotal	36,092	$7.13	36,092	$3,169,917

Transfer Agent

Our transfer agent and registrar for the Common Stock is Colonial Stock Transfer located in Sandy, Utah.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 11 of this Annual Report.

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

Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

We have restated our previously issued unaudited interim condensed consolidated Financial Statements as of and for the three months ended March 31, 2021, and as of and for the three and six months ended June 30, 2021. Refer to the section entitled “Explanatory Note” preceding Item 1 hereof for background on the restatement, the fiscal periods impacted, control considerations, and other information.

Within this MD&A, we have restated our previously issued unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021; and unaudited interim condensed consolidated statements of cash flows for the three months ended March 31, 2021 and for the six months ended June 30, 2021 (the “Prior Quarterly Financial Statements”), to reflect the restatement more fully described in Note 11 to the notes of the audited consolidated financial statements in this Annual Report.

See Note 11, Quarterly Financial Data (Unaudited), in Item 8, Consolidated Financial Statements and Supplementary Data, for such restated information, and see Supplemental Unaudited Quarterly Financial Information, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional interim financial information.

In connection with the Restatement, the Company restated the financial information as of and for the fiscal year December 31, 2020 and December 31, 2019, as well as the relevant unaudited interim financial information for the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019 in a separate filing in the 2020 Annual Report, as amended, on Form 10-K/A.

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

Total allowance for doubtful accounts as of December 31, 2021 and 2020 amounted to $55,000 and $51,000, respectively.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2021 and 2020 amounted to $632,000 and $345,000, respectively.

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

Total allowance for expiring, excess and slow-moving inventory items as of December 31, 2021 and 2020 amounted to $56,000 and $56,000, respectively.

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

There were no impairment charges incurred during the year ended December 31, 2021.

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

Results of Operations

		As Restated
	December 31, 2021	December 31, 2020	Change	%
Revenue	$27,913,000	$22,111,000	$5,802,000	26%
Cost of goods sold	(15,409,000)	(12,574,000)	(2,835,000)	23%
Gross profit	12,504,000	9,537,000	2,967,000	31%
General and administrative expense	(3,651,000)	(3,047,000)	(604,000)	20%
Selling and marketing expense	(2,564,000)	(2,106,000)	(458,000)	22%
Depreciation and amortization	(59,000)	(38,000)	(21,000)	55%
Total operating expenses	(6,274,000)	(5,191,000)	(1,083,000)	21%
Income from operations	6,230,000	4,346,000	1,884,000	43%
Other income (expense)	478,000	64,000	414,000	n/a
(Provision) benefit for income tax	(1,298,000)	4,415,000	(5,713,000)	n/a
Net income	$5,410,000	$8,825,000	$(3,415,000)	(39)%

Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020

Net Sales. Revenue for the year ended December 31, 2021 increased 26% to $27,913,000 as compared to $22,111,000 for the year ended December 31, 2020. Revenue for the year ended December 31, 2021 compared to the prior year reflects continued growth in our wholesale business and in our online direct-to-consumer offering.

Online revenue during the year ended December 31, 2021 was approximately 24% of total revenue, compared to roughly 20% of total revenue during the same twelve-month period in 2020. Due to the ongoing shift to online purchasing by consumers, including additional growth arising from the effects of the COVID-19 pandemic as a result of the shutdown of various retail outlets, e-commerce sales have accounted for a growing percentage of our domestic revenue. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

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

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2021 increased 23% to $15,409,000 as compared to $12,574,000 for the year ended December 31, 2020. This increase is principally attributable to higher revenue.

Gross Profit Margin. Gross profit for the year ended December 31, 2021 increased to $12,504,000 as compared to $9,537,000 for the year ended December 31, 2020. Gross margin for the year ended December 31, 2021 increased to 44.8% from 43.1% for the comparable period last year. The increase in gross profit during the year ended December 31, 2021 is principally attributable to higher revenue and a larger percentage of higher-margin direct-to-consumer sales.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2021 increased by $604,000 to $3,651,000 as compared to $3,047,000 for the year ended December 31, 2020. The increase in general and administrative expense was primarily due to an increase of $374,000 in stock compensation expense as well as $253,000 of expenses related to M&A activity.

Selling and Marketing Expense. Selling and marketing expense for the year ended December 31, 2021 increased to $2,564,000 as compared to $2,106,000 for the year ended December 31, 2020. This increase is primarily attributable to higher co-operative marketing expenses paid to one of our wholesale partners. The Company anticipates that this higher level of marketing expense which was fully funded by wholesale price increases will continue for the foreseeable future.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2021 increased to $59,000 from $38,000 during the same period in 2020. The increase is primarily attributable to the amortization of intangibles acquired in the Nutrology business combination.

Net Income. We generated a net income of $5,410,000 for the year ended December 31, 2021, as compared to a net income of $8,825,000 for the year ended December 31, 2020. The decrease in net income for the year ended December 31, 2021 compared to the same period in 2020 was primarily attributable to an income tax benefit of $4,415,000 during 2020 resulting from removing a substantial portion of the reserve against our deferred tax assets.

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

As presented below, non-GAAP EBITDA excludes interest, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes—in addition to interest, taxes, depreciation and amortization—stock-based compensation, acquisition related expenses, and gains or losses of a non-recurring nature. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	Year Ended December 31,

	2021	2020
	(Unaudited)	(Unaudited)
Net income	$5,410,000	$8,825,000
Interest expense (income), net	(25,000)	6,000
Provision (benefit) for income taxes	1,298,000	(4,415,000)
Depreciation and amortization	59,000	38,000
EBITDA	6,742,000	4,454,000
Non-cash and non-recurring adjustments
Stock-based compensation expense	452,000	78,000
Acquisition related expenses	253,000	-
Non-recurring gains	(453,000)	(70,000)
Adjusted EBITDA	$6,994,000	$4,462,000

Liquidity and Capital Resources

As of December 31, 2021, the Company had working capital of $13,626,000, compared to working capital of $7,615,000 at December 31, 2020. Our principal sources of liquidity at December 31, 2021 consisted of $9,897,000 of cash and $945,000 of accounts receivable. The increase in working capital is principally attributable to cash flows from operating activities during fiscal 2021, partially offset by the acquisition of Nutrology and share repurchases.

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

On September 20, 2022, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to December 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from the PPP Lender, pursuant to approval by the SBA for the Lender to fund the Company’s request for the PPP Loan created as part of the recently enacted CARES Act administered by the SBA. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any fees to obtain the PPP Loan. The Company was informed by the PPP Lender and the SBA that the full amount balance of the PPP Loan, including accrued interest, was forgiven on January 15, 2021.  See Note 1 to the Consolidated Financial Statements contained within this Annual Report.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $4,480,000 during the fiscal year ended December 31, 2021, compared to net cash provided by operating activities of $5,721,000 for the year ended December 31, 2020. The decrease in cash provided by operating activities is primarily attributable to increased investments in working capital, particularly inventory.

Cash Used in Investing Activities

Cash used in investing activities for the fiscal year ended December 31, 2021 was $529,000 related to the Nutrology acquisition, as compared to $0 used in investing activities during the year ended December 31, 2020.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the year ended December 31, 2021 was $390,000 as compared to cash provided by financing of $350,000 during the year ended December 31, 2020. Receipt of funds from the PPP loan during 2020 and increased share repurchases during 2021 account for the primary difference.

Supplemental Unaudited Quarterly Financial Information

The following unaudited quarterly financial information is presented to illustrate the effects of the corrections of misstatements to previously reported quarterly unaudited financial information as a result of the restatement. Such corrections of misstatements are described in more detail in Note 11, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data. This unaudited quarterly financial information should be read in conjunction with the other sections of this Comprehensive Annual Report, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data.

Management's Discussion and Analysis of the Unaudited Financial Condition and Results of Operations - June 30, 2021

Restated

Comparison of the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020

	Three months ended				Six months ended
	As Restated	As Restated			As Restated	As Restated
	June 30, 2021	June 30, 2020	Change		June 30, 2021	June 30, 2020	Change
Revenue	$8,406,000	$2,990,000	$5,416,000	181%	$14,005,000	$9,532,000	$4,473,000	47%
Cost of goods sold	(4,725,000)	(1,554,000)	(3,171,000)	204%	(7,529,000)	(5,186,000)	(2,343,000)	45%
Gross profit	3,681,000	1,436,000	2,245,000	156%	6,476,000	4,346,000	2,130,000	49%
Operating expenses	(1,648,000)	(1,446,000)	(202,000)	14%	(3,182,000)	(2,862,000)	(320,000)	11%
Income (loss) from operations	2,033,000	(10,000)	2,043,000	n/a	3,294,000	1,484,000	1,810,000	122%
Other income (expense)	5,000	(5,000)	10,000	n/a	464,000	61,000	403,000	n/a
(Provision) Benefit for income tax	(406,000)	40,000	(446,000)	n/a	(721,000)	81,000	(802,000)	n/a
Net income (loss)	$1,632,000	$25,000	$1,607,000	n/a	$3,037,000	$1,626,000	$1,411,000	87%

Net Sales. Revenue for the three months ended June 30, 2021 increased to $8,406,000 as compared to $2,990,000 for the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 increased 47% to $14,005,000 as compared to $9,532,000 for the six months ended June 30, 2020. The increase in revenue for the three- and six-month periods ended June 30, 2021 compared to the prior three- and six-month period is principally due to the closure of some of our retail partners’ store locations and the stay-at-home orders during 2020 caused by the COVID-19 pandemic and continued organic growth in our online and wholesale businesses.

Online revenue during the three and six months ended June 30, 2021 was approximately 21% and 24% of total revenue, respectively, compared to approximately 38% and 21% of total revenue during the three and six months ended June 30, 2020.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2021 increased to $4,725,000 as compared to $1,554,000 for the three months ended June 30, 2020. Cost of goods sold for the six months ended June 30, 2021 increased to $7,529,000 as compared to $5,186,000 for the six months ended June 30, 2020. The increase during the three- and six-month period is principally attributable to higher revenue.

Gross Profit. Gross profit for the three months ended June 30, 2021 increased to $3,681,000 as compared to $1,436,000 for the three months ended June 30, 2020. Gross profit for the six months ended June 30, 2021 increased to $6,476,000 as compared to $4,346,000 for the six months ended June 30, 2020. The increase during the three- and six- month period is principally attributable to higher revenue.

Gross margin for the three months ended June 30, 2021 decreased to 43.8% compared to 48.0% during the same period last year. The decrease during the three-month period is principally attributable to a lower percentage of online sales during 2021 compared to the same period in 2020.  Gross margin for the six months ended June 30, 2021 increased to 46.2% compared to 45.6% for the same period last year. The increase was primarily attributable to a greater proportion of higher margin online revenue during 2021 compared to the same period in 2020.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2021 decreased to $917,000 as compared to $1,001,000 for the three months ended June 30, 2020. The decrease in the three-month period ended June 30, 2021 primarily reflects a decrease in bad debt expense, partially offset by higher stock compensation expense and higher consulting expense. For the six-month period ended June 30, 2021, general and administrative expense increased to $1,774,000 from $1,734,000 during the same period in the prior year.

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

Net Income. We generated net income of $1,632,000 for the three-month period ended June 30, 2021 as compared to net income of $25,000 for the three months ended June 30, 2020. We generated a net income of $3,037,000 for the six-month period ended June 30, 2021 as compared to a net income of $1,626,000 for the six months ended June 30, 2020. The increase in net income for the three- and six-month periods ended June 30, 2021 was primarily due to higher revenues resulting from the increase in wholesale and online sales as compared to the impact of COVID-19 on sales during the same periods in 2020.

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

	For the three months ended June 30,		For the six months ended June 30,
	2021 (unaudited)	2020 (unaudited)	2021 (unaudited)	2020 (unaudited)
Net income	$1,632,000	$25,000	$3,037,000	$1,626,000
Interest (income) expense, net	(5,000)	5,000	(11,000)	9,000
Provision for income taxes	406,000	(40,000)	721,000	(81,000)
Depreciation and amortization	15,000	10,000	23,000	22,000
EBITDA	2,048,000	-	3,770,000	1,576,000
Non-cash and non-recurring adjustments
Stock compensation expense	107,000	26,000	238,000	54,000
Acquisition related expenses	71,000	-	95,000	-
Non-recurring gains	-	-	(453,000)	(70,000)
Adjusted EBITDA	$2,226,000	$26,000	$3,650,000	$1,560,000

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Management's Discussion and Analysis of the Unaudited Financial Condition and Results of Operations – March 31, 2021

Restated

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

	Three months ended
	As Restated	As Restated
	March 31, 2021	March 31, 2020	Change
	(unaudited)
Revenue	$5,599,000	$6,542,000	$(943,000)	(14)%
Cost of goods sold	(2,804,000)	(3,632,000)	828,000	(23)%
Gross profit	2,795,000	2,910,000	(115,000)	(4)%
Operating expenses	(1,534,000)	(1,416,000)	(118,000)	8%
Income from operations	1,261,000	1,494,000	(233,000)	(16)%
Other income (expense)	459,000	66,000	393,000	n/a
(Provision) Benefit for income tax	(315,000)	41,000	(356,000)	n/a
Net income	$1,405,000	$1,601,000	$(196,000)	(12)%

Net Sales.  Revenue for the three months ended March 31, 2021 decreased 14% to $5,599,000 as compared to $6,542,000 for the three months ended March 31, 2020. Revenue for the three months ended March 31, 2021 compared to the prior period reflects fluctuations in the timing of orders from our wholesale  customers.

Online revenue during the three months ended March 31, 2021 and 2020 was approximately 29% of total revenue for the three months ended March 31, 2021 as compared to 13% for the same period of 2020. Due to the ongoing shift to online purchasing by consumers, including additional growth arising from the effects of the COVID-19 pandemic as a result of the shutdown of various retail outlets, e-commerce sales have accounted for a growing percentage of our domestic revenue. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2021 decreased to $2,804,000 as compared to $3,632,000 for the three months ended March 31, 2020. This 23% decrease is principally attributable to lower revenue.

Gross Profit.  Gross profit for the three months ended March 31, 2021 decreased to $2,795,000 as compared to $2,910,000 for the three months ended March 31, 2020. Gross margin for the three months ended March 31, 2021 increased to 49.9% from 44.5% for the comparable period in 2020. The decrease in gross profit is principally attributable to lower revenue. The increase in gross margin was primarily attributable to a greater proportion of higher margin online revenue during 2021 compared to the same period in 2020.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2021 increased to $857,000 as compared to $733,000 for the three months ended March 31, 2020. The increase in the three-month period ended March 31, 2021 primarily reflects stock compensation expense of $131,000 related to options and RSUs issued during the quarter.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2020 was roughly flat at $669,000 as compared to $671,000 for the three months ended March 31, 2020.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2021 decreased to $8,000 as compared to $12,000 for the three months ended March 31, 2020. The decrease in the three-month period was primarily attributable to a reduction in depreciation expense due to certain assets becoming fully depreciated.

Net Income.  We generated net income of $1,405,000 for the three-month period ended March 31, 2021 as compared to net income of $1,601,000 for the three months ended March 31, 2020. The decrease in net income for the three-month period ended March 31, 2021 compared to the same period in 2020 was primarily attributable to lower revenue and increased compensation cost related to options and RSUs.

Non-GAAP Measures

The financial presentation below contains certain financial measures not in accordance with accounting principles generally accepted in the United States (“GAAP”), defined by the SEC as “non-GAAP financial measures”, including non-GAAP EBITDA and adjusted non-GAAP EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Quarterly Report in accordance with GAAP.

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

	For the three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net income	$1,405,000	$1,601,000
Interest expense (income)	(6,000)	4,000
Provision for income taxes	315,000	(41,000)
Depreciation and amortization	8,000	12,000
EBITDA	1,722,000	1,576,000
Non-cash and non-recurring adjustments
Stock compensation expense	131,000	28,000
Acquisition related expenses	24,000	-
Non-recurring losses (gains)	(453,000)	(70,000)
Adjusted EBITDA	$1,424,000	$1,534,000

Liquidity and Capital Resources

At March 31, 2021, we had positive working capital of approximately $9,030,000, compared to $7,615,000 at December 31, 2020. Our principal sources of liquidity at March 31, 2021 consisted of $6,625,000 of cash and $1,580,000 of accounts receivable.

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

On September 20, 2022, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to December 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “PPP Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The Company was informed by the PPP Lender and the SBA that the full balance of the PPP Loan, including accrued interest, was forgiven on January 15, 2021.

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

Cash Provided by Operations.  Cash provided by operating activities for the three months ended March 31, 2021 was $289,000, as compared to cash provided by operations of $1,000 for the three months ended March 31, 2020. The increase in cash provided by operating activities is primarily attributable to increased focus on managing working capital.

Cash Provided by (Used in) Investing Activities. There was no cash provided by or used in investing activities for the three-month periods ended March 31, 2021 or 2020.

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

Our exposure to risk for changes in interest rates related primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of December 31, 2021, the Company had a zero balance under its existing Line of Credit.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

In connection with the filing of this Comprehensive Form 10-K for the period ended December 31, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2020 and 2019 and our interim financial information for the quarterly periods ended June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of December 31, 2019, 2020, and 2021 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.  The material weaknesses resulted in reporting errors requiring a restatement of our financial statements for Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods").

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

Name	Age	Title
Dayton Judd	50	Chief Executive Officer and Chairman
Lewis Jaffe	65	Director
Grant Dawson	53	Director
Seth Yakatan	51	Director
Todd Ordal	65	Director
Jakob York	45	Chief Financial Officer
Patrick Ryan	43	Chief Retail officer

Each of the Company’s executive officers and directors will hold office until their successors are duly elected and qualified.  The background and principal occupations of each officer and director are as follows:

Dayton Judd has served as a director of the Company since June 2017, is currently the Chairman of the Company’s Board of Directors and began serving as the Company’s Chief Executive Officer on February 18, 2018. Mr. Judd is the founder and Managing Partner of Sudbury Capital Management (“Sudbury”). Prior to founding Sudbury, Mr. Judd worked from 2007 through 2011 as a Portfolio Manager at Q Investments, a multi-billion dollar hedge fund in Fort Worth, Texas. Prior to Q Investments, he worked with McKinsey & Company from 1996 through 1998, and again from 2000 through 2007. He graduated from Brigham Young University in 1995 with a Bachelor’s Degree, summa cum laude, and a Master’s Degree, both in accounting. He also earned an M.B.A. with high distinction from Harvard Business School in 2000, where he was a Baker Scholar. Mr. Judd is a Certified Public Accountant.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Judd’s significant experience in investing in microcap companies, together with his substantial ownership position in the Company’s Common Stock, assists the Board of Directors in the management of the Company and setting goals and objectives to build stockholder value.

Lewis Jaffe has served as a director of the Company since 2010 and served as the Chairman of the Company’s Board of Directors from July 2011 to October 2017. Mr. Jaffe became a partner at CEO Coaching International as of January 2021 and continues his role as a Clinical Professor in the school of Entrepreneurship at Loyola Marymount University, a position he has held since the fall of 2014, where he was awarded Professor of the Year in 2016. He was Chief Executive Officer of Movio, a high speed, mobile movie and content downloading service and application, prior to its sale. Prior to Movio, Mr. Jaffe was a principal at Jaffe & Associates (“J&A”), a consulting and advisory firm that provides strategic and tactical planning to mid-market companies and CEO coaching to their executives. Prior to 2009, Mr. Jaffe was Interim Chief Executive Officer and President of Oxford Media, Inc., where he served from 2006 to 2008. Mr. Jaffe has also served in executive management positions with Verso Technologies, Inc., Wireone Technologies, Inc., Picturetel Corporation, and was also previously a Managing Director of Arthur Andersen. Mr. Jaffe is a graduate of the Stanford Business School Executive Program and holds a Bachelor of Science from LaSalle University. Mr. Jaffe also served on the Board of Directors of Benihana, Inc. as its lead independent director from 2004 to 2012. He is currently on the Board of Directors of Reed’s Inc. (NYSE: REED) and Yorktel, a privately held telecommunications company.

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

Seth Yakatan has served a director of the Company since September 2015, as Vice President of Business Development for Invion, Ltd. (ASX: IVX) since August 2012, and as a Partner of Katan Associates, Inc., a corporate strategy and finance advisory group, since April 2001. Prior to joining the Company’s Board of Directors, Mr. Yakatan served as a director for iSatori, Inc. from September 2014 until the completion of the Company’s acquisition of iSatori. Prior to founding Katan Associates, Inc. in 2001, Mr. Yakatan worked in merchant banking at the Union Bank of California, N.A. in the Specialized Lending Media and Telecommunications Group, and as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management. Mr. Yakatan holds an M.B.A. in Finance from the University of California, Irvine, and a Bachelor of Arts in History and Public Affairs from the University of Denver.

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

The Company’s Nominating and Corporate Governance Committee believes that Mr. Ordal’s considerable experience with growing successful businesses, as well as his extensive knowledge and understanding of marketing and finance matters, provides the Board of Directors with valuable guidance and insight.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any of the Company’s executive officers or directors during the past ten years.

Jakob York has served as the Company’s Chief Financial Officer since he joined the Company in August 2022.  Prior to joining FitLife, he served as Controller for Greenidge Generation Holdings (NASDAQ: GREE).  Prior to Greenidge, Mr. York worked in various controller and financial reporting capacities, primarily at Allied Motion Technologies (NASDAQ:AMOT).  Prior to joining Allied Motion, he worked at Pricewaterhouse Coopers as an auditor from 2002 to 2007.  He graduated from Brigham Young University in 2002 with a Bachelor’s Degree and a Master’s degrees in Accounting.  Mr. York is a Certified Public Accountant.

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

CORPORATE GOVERNANCE, BOARD COMPOSITION AND BOARD COMMITTEES

Term of Office

Pursuant to our Bylaws, each member of the Board serves from the date they are duly elected and qualified, until the Company’s following annual meeting of stockholders or until their death, resignation or removal from office.

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

Board Meetings

The Board held 5 meetings during the year ended December 31, 2021, supplemented by numerous additional discussions by and among a majority of the Board, and numerous actions effectuated by unanimous written consent in lieu of a formal motion and vote during an official meeting. In 2021, incumbent directors attended 100% of the aggregate number of meetings of the Board. The Board also holds independent executive sessions without members of management on an as-needed basis.

Board Committees and Charters

The Board has three standing committees which consists of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board appoints the members and committee chair of each committee (based upon the recommendation of the Nominating and Corporate Governance Committee). Each independent director also serves as a member of the standing committees of the Board. Copies of each committee charter are available upon request to the Company’s Corporate Secretary at 5214 S. 136th Street, Omaha, Nebraska 68137.

Audit Committee

Members:	Grant Dawson (Chair)
Lewis Jaffe
Todd Ordal Seth Yakatan

Number of Meetings Held:	The Audit Committee held 4 meetings during 2021.

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

Compensation Committee

Members:	Grant Dawson (Chair)
Lewis Jaffe Todd Ordal
Seth Yakatan

Number of Meetings Held:	The Compensation Committee held 1 meeting during 2021 and handled other matters via unanimous written consent or in board meetings.

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

Nominating and Corporate Governance Committee

Members:	Lewis Jaffe (Chair)
Grant Dawson Todd Ordal
Seth Yakatan

Number of Meetings Held:	The Nominating and Corporate Governance Committee held no meetings during 2021, electing instead to address committee matters by action taken by the full Board.

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

Section 16(A) Beneficial Ownership Reporting Compliance

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees, which sets forth the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company. A form of the Code of Conduct and ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2021 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Dayton Judd	2021	$326,539	$100,000	$666,344	$184,620	-	$1,277,503
Chief Executive Officer and Chair of the Board	2020	$299,017	$80,000	$-	$-	$-	$379,017

Patrick Ryan	2021	$132,692	$5,000	$-	-	$214,448	$352,140
Chief Retail Officer	2020	$127,692	$500	$-	$-	$131,899	$260,091

Susan Kinnaman	2021	$131,538	$8,000	$-	$-	$-	$154,138
Chief Financial Officer	2020	$126,731	$8,000	$-	$-	$-	$134,731

(1)

The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s Common Stock.

(2)	Amounts reflect commissions paid to the Named Executive Officer.

Employment Agreements

Dayton Judd. Dayton Judd currently serves as the Company’s Chief Executive Officer. Effective February 1, 2021, the Board approved an increase of Mr. Judd’s annual base salary from $300,000 to $330,000. On the same day, the Board also approved the issuance of (i) options to purchase 72,000 shares of the Company’s Common Stock, which have a term of five years, an exercise price of $5.24, and which vest ¼ immediately, and ¼ on the second, third, and fourth anniversaries of the grant; (ii) options to purchase 56,000 shares of the Company’s Common Stock, which have a term of ten years, and exercise price of $4.76, and which vest ¼ immediately, and ¼ on the second, third, and fourth anniversaries of the grant; and (iii) restricted stock units (RSUs) which convert into one share of the Company’s Common Stock upon vesting, and will vest (a) 40,000 shares at such date that the 30 day volume weighted average price ("VWAP") for shares of the Company’s Common Stock meets or exceeds $7.50, (b) 40,000 shares at such date that the 30 day VWAP for shares of the Company’s Common Stock meets or exceeds $9.00, (c) 40,000 shares at such date that the 30 day VWAP for shares of the Company’s Common Stock meets or exceeds $10.50, and (d) 40,000 shares at such date that the 30 day VWAP for shares of the Company’s common stock meets or exceeds $12.00.

Patrick Ryan. Under the terms of an Employment Agreement dated June 13, 2019, Mr. Ryan serves in the capacity of Chief Retail Officer until the termination of the Agreement on June 7, 2022. Pursuant to the terms and conditions of the Employment Agreement, Mr. Ryan is entitled to receive the following compensation as consideration for his services to the Company: (i) an annual base salary of $125,000 per year, which increased to $130,000 per year effective on the first anniversary of the Employment Agreement, and to $135,000 per year effective on the second anniversary of the Employment Agreement; (ii) commissions on a monthly basis in arrears in an amount equal to 2.5% of the adjusted gross profit from the sale of franchise exclusive products, less certain expenses and costs, related to the sale of franchise exclusive products to both domestic and international locations, as determined in good faith by Company; (iii) an annual cash bonus, in an amount to be determined by the compensation committee of the Company’s Board, in its sole discretion, on an annual basis; and (iv) reimbursement for any out-of-pocket expenses reasonably incurred by Mr. Ryan in connection with the performance of his duties. Mr. Ryan is also entitled to participate in such life insurance, disability, medical, dental, stock plans, retirement plans and other programs as may be made generally available from time to time by the Company for the benefit of similarly situated employees or its employees generally. In addition, pursuant to the terms and conditions of the Employment Agreement, Mr. Ryan shall be subject to certain non-competition and non-solicitation provisions for a period of one year following his termination for any reason.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that had not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2021:

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Dayton Judd	7/31/2018	230,000		-	-	$0.70	7/31/2028	0	0
Chief Executive Officer and Chairman	2/5/2021	18,000	(1)	54,000	-	$5.24	2/5/2026	0	0
	2/5/2021	14,000	(1)	42,000	-	$4.76	2/5/2031	0	0

(1)	One-fourth of the stock options vested on the grant date of February 5, 2021, with the remainder vesting in three equal annual installments thereafter, becoming fully vested on February 5, 2024.

Description of Equity Compensation Plan

The 2019 Omnibus Incentive Plan (the “2019 Plan”) was adopted by the Board on July 3, 2019, as approved by a majority of the Company’s stockholders at the annual meeting of stockholders on August 16, 2019. The 2019 Plan reserves for issuance 400,000 shares of the Company’s Common Stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) stock units. The 2019 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. Upon becoming effective, the Plan replaced, and no further awards were made under the Company’s 2010 Incentive Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:	380,300	$3.44	262,000

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Director Compensation

We currently have five directors, four of whom are considered independent. Non-independent directors who are also employees of the Company do not receive compensation for their services as a director on the Board. For the year ended December 31, 2021, each of our non-employee directors were entitled to receive $40,000 per annum for their services on the Board pursuant to the Company’s current director compensation plan, which compensation may be paid in cash, shares of Company Common Stock or a combination thereof, at the option of each individual director.

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2021:

	Fees earned or paid in cash	Stock awards	Option awards	Total

Grant Dawson	$40,000	$-	$-	$40,000
Lewis Jaffe	$40,000	$-	$-	$40,000
Todd Ordal	$40,000	$-	$-	$40,000
Seth Yakatan	$40,000	$-	$-	$40,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding shares of our Common Stock beneficially owned as of October 12, 2022, by:

(i)	each of our officers and directors;

(ii)	all officers and directors as a group; and

(iii)

each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percent ownership is calculated based on 4,555,957 shares of our Common Stock outstanding at October 12, 2022.

Beneficial Ownership of our Common Stock

Name and Address of Owner (1)	Title of Class	Number of Shares Owned	Percentage of Class

Dayton Judd, Chair and Chief Executive Officer (2)	Common Stock	2,881,529	57.7%

Jakob York, Chief Financial Officer	Common Stock	4,984	* %

Patrick Ryan, Chief Retail Officer	Common Stock	20,420	* %

Grant Dawson	Common Stock	76,428	1.7%

Lewis Jaffe	Common Stock	-	-%

Todd Ordal	Common Stock	30,944	* %

Seth Yakatan	Common Stock	-	-%

All Officers and Directors as a group (seven persons)	Common Stock	3,014,305	60.3%

* Less than 1%

(1)	The address of each of the officers and directors is c/o FitLife Brands, Inc., 5214 S. 136th Street, Omaha, NE 68137.

(2)

Consists of 519,401 shares of Common Stock held by Mr. Judd personally, including in IRA accounts; 230,000 shares of Common Stock issuable upon the exercise of stock options at $0.70 per share, exercisable within 60 days of October 12, 2022; 36,000 shares of Common Stock issuable upon the exercise of stock options at $5.24 per share, exercisable within 60 days of October 12, 2022; 28,000 shares of Common Stock issuable upon the exercise of stock options at $4.76 per share, exercisable within 60 days of October 12, 2022; 1,924,648 shares of Common Stock held by Sudbury Holdings, LLC; and 143,480 shares of Common Stock issuable upon the exercise of warrants held by Sudbury Holdings, LLC.

Changes in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transaction between the Company and any of its directors, executive officers or any other related persons during the year ended December 31, 2021.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the years ended December 31, 2021 and 2020 was Weaver and Tidwell, L.L.P. (“Weaver") Set forth below are the aggregate fees we were billed by Weaver for professional services rendered for the years ended December 31, 2021 and 2020.

The following table sets forth the aggregate fees billed by Weaver with respect to audit and non-audit services for the Company during the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit fees	$91,000	$84,000
Audit-related fees	-	-
Tax fees	30,000	33,000
All other fees	-	4,900
Total	$121,000	$121,900

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

Audit Fees

During the fiscal year ended December 31, 2021 and 2020, the fees for Weaver were approximately $91,000 and $84,000, respectively.

Tax Fees

During the fiscal year ended December 31, 2021 and 2020, the fees paid to Weaver for tax compliance, tax advice and tax planning were $30,000 and $33,000, respectively.

All Other Fees

During the fiscal years ended December 31, 2021 and 2020, the fees paid to Weaver for other services were $0 and $4,900, respectively.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits

2.1

Agreement and Plan of Merger, by and among the Company, iSatori, Inc., and ISFL Merger Sub, Inc., dated May 18, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 18, 2015).

2.2

Voting and Standstill Agreement dated May 18, 2015 (incorporated by reference to Exhibit 4.1 of Schedule 13D (Commission File No. 005-47773) filed by the Company, Stephen Adelé Enterprises, Inc., Stephen Adelé, RENN Universal Growth Investment Trust, PLC, RENN Global Entrepreneurs Fund, Inc. and Russell Cleveland).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.2	Amendments to Articles of Incorporation (incorporated by reference to Exhibit 3.2 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.3	Amended and Restated Bylaws of the Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 25, 2018).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2010).
3.5

Certificate of Amendment to Articles of Incorporation to change name to FitLife Brands, Inc.  (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2013).

3.6	Certificate of Amendment to Articles of Incorporation to effect 1-for-10 reverse split (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2013).
3.7

Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated November 13, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

3.8	Certificates of Change, dated April 11, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2019).
3.9

Certificate of Designations, Preferences and Rights of the Series B Junior Preferred Stock, dated March 3, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).

3.10	Certificate of Change for FitLife Brands, Inc., effective as of December 2, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2021).
4.1	Form of Warrant, dated November 13, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.2	Tax Benefit Preservation Plan, dated February 26, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).
10.1	Second Amendment to Asset Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2009).
10.2	Assignment of Name (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2009).
10.3	Demand Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2015).
10.4

Security Agreement by and among the Company, Stephen Adele Enterprises, and Stephen Adele, dated September 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2015).

10.5

Amendment No. 1 to Employment Agreement, dated May 1, 2013, by and between the Company and Michael Abrams (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

10.6

Loan Modification Agreement, dated August 28, 2017, by and between the Company and U.S. National Bank Association Bank (incorporated by reference to Exhibit 10.1 filed to the Company’s Current Report on Form 8-K filed on August 31, 2017).

10.7

Merchant Agreement by and between NDS Nutrition, Inc., iSatori, Inc., and Compass Bank, d/b/a Commercial Billing Service (incorporated by reference to Exhibit 3.1 filed to the Company’s Current Report on Form 8-K filed on January 25, 2018).

10.8	Continuing Guarantee of FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on on January 25, 2018).
10.9

Consulting Services Agreement, by and between the Company and Dayton Judd, dated March 13, 2018 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on April 17, 2018).

10.10	Form of Subscription Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quartelry Report on Form 10-Q filed on November 14, 2018).
10.11	Promissory Note issued to Sudbury Capital Fund, LP dated December 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2018).
10.12	Promissory Note issued to Dayton Judd dated December 26, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2018).
10.13

Employment Agreement, by and between FitLife Brands, Inc. and Patrick Ryan, dated June 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2019).

10.14	2019 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on July 12, 2019).
10.15

Revolving Line of Credit Agreement, dated as of September 24, 2019, between the Company and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2019).

10.16

Note Payable Agreement by and between FitLife Brands, Inc. and CIT Bank, N.A. dated April 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2020).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2009).
16.1	Letter from Tarvaran, Askelson & Company, LLP, dated April 25, 2017 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).
16.2	Letter from Weinberg & Company, P.A., dated September 17, 2019 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on September 17, 2019).
21	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	FitLife Brands, Inc.

Date: October 13, 2022	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: October 13, 2022	By: /s/ Jakob York
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

ITEM 8.  FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

FitLife Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Consolidated Financial Statements

As discussed in Note 11 to the financial statements, the 2020 financial statements have been restated to correct misstatements discovered during the current year.

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

Income taxes - Realizability of Deferred Tax Assets – Refer to Note 9 to the Financial Statements

Critical Accounting Matter Description

For the years ended December 31, 2021 and 2020, the Company recorded a provision (benefit) for income taxes of $1,298,000 and ($4,415,000), respectively, driven primarily by an income tax benefit of ($3,045,000) and ($4,339,000), respectively resulting from the elimination of the valuation reserve against the Company’s net operating losses and other deferred tax assets in 2020. The carrying amount of deferred tax assets are reviewed at each reporting date and reduced to the extent that it is no longer probable that all or part of the deferred tax assets will be utilized, based on positive and negative evidence, including that sufficient future taxable income will be available.

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

Fort Worth, Texas

October 13, 2022

FITLIFE BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
		As Restated
ASSETS:
CURRENT ASSETS
Cash	$9,897,000	$6,336,000
Accounts receivable, net of allowance of doubtful accounts, $55,000 and $51,000, respectively	945,000	1,797,000
Inventories, net of allowance for obsolescence of $56,000 and $56,000, respectively	6,520,000	3,529,000
Income tax receivable	-	40,000
Prepaid expenses and other current assets	322,000	52,000
Total current assets	17,684,000	11,754,000

Property and equipment, net	70,000	98,000
Right of use asset, net of amortization of $322,000 and $272,000, respectively	158,000	208,000
Intangibles, net of amortization of $30,000 and $0, respectively	192,000	-
Goodwill	358,000	225,000
Deferred tax asset	3,045,000	4,339,000
TOTAL ASSETS	$21,507,000	$16,624,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable	$2,880,000	$3,246,000
Accrued expense and other liabilities	491,000	498,000
Product returns	632,000	345,000
Lease liability – current portion	55,000	50,000
Total current liabilities	4,058,000	4,139,000
Long-term lease liability, net of current portion	103,000	158,000
PPP loan	-	453,000
TOTAL LIABILITIES	4,161,000	4,750,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $.01 par value, 60,000,000 shares authorized; 4,552,485 and 4,243,272 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	46,000	42,000
Treasury stock, 881,311 and 842,524 shares, respectively	(2,087,000)	(1,790,000)
Additional paid-in capital	32,529,000	32,174,000
Accumulated deficit	(13,142,000)	(18,552,000)
TOTAL STOCKHOLDERS’ EQUITY	17,346,000	11,874,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,507,000	$16,624,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2021	2020
		As Restated

Revenue	$27,913,000	$22,111,000
Cost of goods sold	15,409,000	12,574,000
Gross profit	12,504,000	9,537,000

OPERATING EXPENSES:
General and administrative	3,651,000	3,047,000
Selling and marketing	2,564,000	2,106,000
Depreciation and amortization	59,000	38,000
Total operating expenses	6,274,000	5,191,000
OPERATING INCOME	6,230,000	4,346,000

OTHER EXPENSES (INCOME)
Interest expense (income)	(25,000)	6,000
Gain on settlement	-	(70,000)
PPP loan forgiveness, including accrued interest	(453,000)	-
Total other expenses (income)	(478,000)	(64,000)

PRE-TAX NET INCOME	6,708,000	4,410,000

PROVISION (BENEFIT) FOR INCOME TAXES	1,298,000	(4,415,000)

NET INCOME	$5,410,000	$8,825,000

NET INCOME PER SHARE:
Basic	$1.23	$2.08
Diluted	$1.13	$1.94
Basic weighted average common shares	4,406,614	4,232,828
Diluted weighted average common shares	4,801,370	4,549,396

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
YEAR ENDED DECEMBER 31, 2021

DECEMBER 31, 2020	4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000
Repurchase of common stock	(36,092)	-	(260,000)	-	-	(260,000)
Exercise of stock options	65,305	1,000	(37,000)	90,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	280,000	3,000	-	449,000	-	452,000
Net income	-	-	-	-	5,410,000	5,410,000
DECEMBER 31, 2021	4,552,485	$46,000	$(2,087,000)	$32,529,000	$(13,142,000)	$17,346,000

YEAR ENDED DECEMBER 31, 2020 (AS RESTATED)

DECEMBER 31, 2019	1,054,516	$12,000	$(1,619,000)	$32,055,000	$(27,377,000)	$3,071,000
Fair value of common stock issued for services	1,202	-	-	15,000	-	15,000
Repurchase of common stock	(11,900)	-	(171,000)	-	-	(171,000)
Exercise of stock options	17,000	-	-	71,000	-	71,000
Forward split at a 4:1 ratio	3,182,454	30,000	-	(30,000)	-	-
Stock-based compensation	-	-	-	63,000	-	63,000
Net income	-	-	-	-	8,825,000	8,825,000
DECEMBER 31, 2020	4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,410,000	$8,825,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	59,000	38,000
Right of use asset amortization and lease liability	50,000	-
Allowance for doubtful accounts	4,000	25,000
Allowance for inventory obsolescence	-	(74,000)
Fair value of stock and options issued for services	452,000	78,000
Forgiveness of PPP loan, including accrued interest	(453,000)	-
Changes in operating assets and liabilities:
Accounts receivable - trade	974,000	(104,000)
Inventories	(2,945,000)	(97,000)
Deferred tax asset	1,294,000	(4,339,000)
Prepaid expense	(270,000)	20,000
Income tax receivable	40,000	(40,000)
Security deposit	-	10,000
Accounts payable	(366,000)	1,228,000
Lease liability	(50,000)	-
Accrued liabilities and other liabilities	(6,000)	72,000
Product returns	287,000	79,000
Net cash provided by operating activities	4,480,000	5,721,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(529,000)	-
Net cash used in investing activities	(529,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	54,000	71,000
Proceeds from Paycheck Protection Program	-	450,000
Repurchases of common stock and options	(444,000)	(171,000)
Net cash provided by (used in) financing activities	(390,000)	350,000

CHANGE IN CASH	3,561,000	6,071,000
CASH, BEGINNING OF PERIOD	6,336,000	265,000
CASH, END OF PERIOD	$9,897,000	$6,336,000

Supplemental disclosure operating activities
Cash paid for interest	$-	$12,000
Cash paid (refunded) for income taxes	$(42,000)	$-
Supplemental noncash financing activities
Forgiveness of PPP loan, including accrued interest	$453,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the OTC Pink market.

Recent Developments

Forward Stock Split

The Board of Directors of the Company (the “Board”) approved a forward stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”), at a ratio of 4-for-1 (the “Forward Split”). The Forward Split was effective as of December 2, 2021 and began trading on such basis on December 8, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock. The Forward Split did have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

All references in this Annual Report to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Forward Split on a retroactive basis as of the earliest period presented, unless otherwise noted.

Nutrology Asset Purchase

On April 7, 2021, the Company purchased substantially all of the assets of Triple Impact Corporation, a New Jersey corporation doing business as Nutrology, a nutritional supplement company catering to consumers who prioritize all-natural and plant-based nutritional supplements. See Note 3 for additional detail regarding the acquisition.

Tax Benefits Preservation Plan

On February 26, 2021, the Board declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock to stockholders of record at the close of business on February 26, 2021 (the “Record Date”). Each Right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred”), at an exercise price of $100.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the tax benefits preservation plan (the “Tax Benefits Preservation Plan”), dated as of February 26, 2021, between the Company and Colonial Stock, as rights agent (and any successor rights agent, the “Rights Agent”).

The Company adopted the Tax Benefits Preservation Plan in order to protect shareholder value against a possible limitation on the Company’s ability to use its Net Operating Losses (“NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. The NOLs are a valuable asset to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (“IRC”), its ability to fully utilize the NOLs and certain other tax benefits will be substantially limited and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “five-percent shareholders” (as such term is defined in Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group from acquiring beneficial ownership of 4.99% or more of the Company’s securities. Subsequent to the end of the fiscal year, the Tax Benefits Preservation Plan expired by its terms on March 1, 2022, and is no longer in effect.

Share Repurchase Plan

On February 1, 2021, the Board approved an additional amendment to the previously authorized share repurchase program initially approved by the Board on August 16, 2019, as amended on September 23, 2019 and November 6, 2019 (“Share Repurchase Program”). Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, warrants to purchase shares of the Company's Common Stock ("Warrants"), and other securities issued by the Company ("Securities") over the next 24 months at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Warrants and Securities, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

During the year ended December 31, 2021, the Company repurchased 36,092 shares of Common Stock under the Share Repurchase Program. The Company also purchased 50,840 dilutive in-the-money options from employees at a discount to their intrinsic value for total consideration of $184,000.

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2021	-	$-	-	$3,610,917
Second quarter ended June 30, 2021	36,092	$7.13	36,092	$3,169,917
Third quarter ended September 30, 2021	-	$-	-	$3,169,917
Fourth quarter ended December 31, 2021	-	$-	-	$3,169,917
Subtotal	36,092	$7.13	36,092	$3,169,917

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

The CARES Act permits employers to defer payment of the employer portion of payroll taxes owed on wages paid through December 31, 2020 for a period of up to two years. Through December 31, 2021, the Company deferred payment of $45,000, which amount has been expensed and is included in accrued liabilities.

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

Customer Concentration

Total net sales to GNC during 2021 and 2020 were $19,772,000, and $15,833,000, respectively, representing 71% of total revenue for both years. Accounts receivable attributable to GNC before adjusting for product return reserves as of December 31, 2021 and 2020 were $850,000 and $1,892,000, respectively, representing 74% and 89% of the Company’s total accounts receivable balance, respectively. The loss of this customer would have a material adverse effect on the Company’s business, financial condition, and results of operation.

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

As of December 31, 2021 and 2020, the Company had provided a reserve for doubtful accounts of $55,000 and $51,000, respectively.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2021 and 2020 amounted to $632,000 and $345,000, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of products, in-bound freight charges, shipping and handling costs, purchase and receiving costs, and commissions paid to Amazon and other online selling platforms. Other expenses not related to the production and distribution of our products is classified as operating expense.

Cash and Cash Equivalents

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2021. The Company may be exposed to risk for the amounts of funds held in bank accounts more than the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high-quality financial institutions. The Company had cash balances more than the guarantee during the years ended December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the aggregate allowance for expiring, slow moving and excess inventory amounted to $56,000 and $56,000, respectively.

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

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation / Amortization Period (in years)
Furniture and fixtures	3
Office equipment	3
Leasehold improvements	5

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2021 and 2020.

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

Identifiable intangible assets are stated at cost and accounted for based on whether the useful life of the asset is finite or indefinite. Identified intangible assets with finite useful lives are amortized using the straight-line methods over their estimated useful lives. Intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. In relation to the Nutrology acquisition in 2021, the company has an indefinite lived intangible asset, which will be reviewed for impairment annually.

There were no impairment charges incurred during the years ended December 31, 2021 and 2020.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2021, and 2020, the Company has not established a liability for uncertain tax positions.

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

	December 31,
	2021	2020
Options	18,828	22,300
Total	18,828	22,300

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

For prior periods until December 31, 2018 the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date.

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

Included in the Company’s Consolidated Statement of Operations from the acquisition date of April 7, 2021 for the period ended December 31, 2021 are revenue of $897,000 and gross profit of $346,000.

Below is a summary of the fair value of assets assumed as of the date of acquisition.

Assets Acquired:	Fair Value

Accounts receivable	$48,000
Inventory	126,000
Intangibles	222,000
Goodwill	133,000
Fair value of assets acquired and consideration transferred	$529,000

The fair values of acquired assets assumed represent management’s estimate of fair value utilizing a third-party appraiser and are subject to change if additional information becomes available.  Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise).  In the event management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.  The goodwill arising from the Acquisition is deductible for tax purposes.

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

Amortization expense was $31,000 for the year ended December 31, 2021 compared to $0 for the year ended December 31, 2020.

NOTE 4.  INVENTORIES

The global supply chain for nutritional supplement ingredients and components has been adversely affected by the continuing COVID-19 pandemic and other variables. In response to these challenges, the Company made the decision to significantly increase its finished goods inventory, particularly for its best-selling products, in an attempt to avoid future stockouts. As a result, finished goods inventory has increased from approximately $2.9 million as of December 31, 2020 to $5.9 million as of December 31, 2021.

The Company’s inventories as of December 31, 2021 and 2020 were as follows:

	December 31,	December 31,
	2021	2020
		As Restated
Finished goods	$5,908,000	$2,917,000
Components	668,000	668,000
Allowance for obsolescence	(56,000)	(56,000)
Total	$6,520,000	$3,529,000

NOTE 5.  PROPERTY AND EQUIPMENT

The Company had fixed assets as of December 31, 2021 and 2020 as follows:

	December 31,	December 31,
	2021	2020
Equipment	$902,000	$902,000
Accumulated depreciation	(832,000)	(804,000)
Total	$70,000	$98,000

Depreciation expense was $28,000 for the year ended December 31, 2021 compared to $38,000 for the year ended December 31, 2020.

NOTE 6.  NOTES PAYABLE

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

On September 20, 2022, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to December 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

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

During the year ended December 31, 2021, the Company made payments resulting in a $50,000 reduction in the lease liability. As of December 31, 2021, lease liability amounted to $158,000. Topic 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the year ended December 31, 2021 was $92,000. The right-of-use asset at December 31, 2021 was $158,000, net of amortization of $322,000.

Year ended
December 31, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company's unaudited and consolidated statement of operations)	$92,000

Other information
Cash paid for amounts included in the measurement of lease liabilities for 2021	-
Weighted average remaining lease term - operating leases (in years)	2.8
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At December 31, 2021
Long-term right-of-use assets	$158,000
Short-term operating lease liabilities	55,000
Long-term operating lease liabilities	103,000
Total operating lease liabilities	$158,000

Maturities of the Company's lease liabilities are as follows (in thousands):

Year ending	Operating leases
2022	$67,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(21,000)
Present value of lease liabilities	$158,000

NOTE 8.  EQUITY

The Board approved a forward stock split of the Company’s Common Stock at a ratio of 4-for-1 (the “Forward Split”), effective as of December 2, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,552,485 and 4,243,272 shares of Common Stock were issued and outstanding as of December 31, 2021 and 2020, respectively. The Forward Split did not have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

a.	Common Stock Issued for Services

In July 2018, in connection with the appointment of Mr. Dayton Judd as Chief Executive Officer, the Company granted Mr. Judd an aggregate of 180,000 shares of restricted Common Stock, which included vesting conditions subject to the achievement of certain market prices of the Company’s Common Stock. Such shares were also subject to forfeiture in the event Mr. Judd resigned from his position or was terminated by the Company. As the vesting of the 180,000 shares of restricted Common Stock was subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $105,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist using a derived service period of nine years. As of December 31, 2020, all of the shares were fully vested and there was no remaining compensation cost to be expensed.

In February 2021, the Company granted Mr. Judd an aggregate of 160,000 restricted share units (“RSUs”). Each RSU converted into one share of the Company’s Common Stock upon vesting. The RSUs vested as follows: (1) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $7.50, (ii) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $9.00, (iii) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $10.50, and (iv) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $12.00. The RSUs were subject to forfeiture in the event Mr. Judd resigned from his position or was terminated by the Company. As the vesting of the RSUs was subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $666,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist. During the year ended December 31, 2021, the Company expensed $349,000 as a compensation cost. As of December 31, 2021, there was $317,000 of unamortized compensation expense associated with the grant of the RSUs. As of December 31, 2021, the vesting conditions for all of the RSUs had been met, and the shares are included in the outstanding share count as of the end of the year.

b.	Share Repurchase Program

On August 16, 2019, the Company's Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the following 24 months, which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. On September 23, 2019, the Board approved an amendment to the Company’s Share Repurchase Program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Preferred, and Warrants, over the following 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management. On November 6, 2019, the Company’s Board of Directors amended the previously approved Share Repurchase Program to increase the amount of authorized repurchases to $2.5 million, and on February 1, 2021, the Company’s Board of Directors amended previously approved Share Repurchase Program to increase the amount of authorized repurchases to purchase up to $5.0 million. All other terms of the Share Repurchase Program remain unchanged.

During the year ended December 31, 2021, the Company repurchased 36,092 shares of Common Stock under the Share Repurchase Program. The Company also purchased 50,840 dilutive in-the-money options from employees at a discount to their intrinsic value for total consideration of $184,000. The Company is accounting for repurchased shares as treasury stock.

Options

Information regarding options outstanding as of December 31, 2021 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2019	597,140	$2.94	5.0
Issued	-	-
Exercised	(68,000)	1.05
Forfeited	(158,000)	4.76
Outstanding, December 31, 2020	371,140	$2.51	5.9
Issued	128,000	5.03
Exercised	(68,000)	3.48
Forfeited	-	-
Repurchased	(50,840)	3.48
Outstanding, December 31, 2021	380,300	$3.44	6.2

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$60.70	-	5.24	358,000	6.5	$2.25	314,000	$1.14
$5.25	-	36.09	22,300	1.8	$22.55	22,300	$22.55
			380,300	6.2	$3.44	336,300	$2.56

The closing stock price for the Company’s stock on December 31, 2021 was $16.00, resulting in an intrinsic value of outstanding options of $4,972,000.

During the year ended December 31, 2021, the Company granted stock options to employees for services rendered to purchase 128,000 shares of Company Common Stock. The stock options are exercisable at an average price of $5.03 per share, expire in five or ten years and vest as follows: one-fourth vested immediately upon issuance, and the remainder vest equally in equal annual installments over a period of three years from grant date.

The total fair value of these options at grant date was approximately $185,000, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $5.01 per share, expected term of four years, volatility of 40%, dividend rate of 0% and risk-free interest rate of 1.19%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2021, the Company recognized compensation expense of $100,000 based upon the vesting of outstanding options. As of December 31, 2021, there was $85,000 of unvested stock compensation that will be recognized as an expense in future periods as the options vest.

During the year ended December 31, 2020, the Company did not grant any stock options. However, the Company recognized compensation expense of $29,000 based upon the vesting of outstanding options.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of December 31, 2021 and 2020 amounted to 143,480. Total intrinsic value as of December 31, 2021 amounted to $2,131,000.

During the years ended December 31, 2021 and 2020, no warrants were granted and no warrants expired.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
143,480	$1.15	11/13/18	11/13/23	Yes

NOTE 9.  INCOME TAXES

The Company had available federal net operating loss carryforwards (“NOLs”) of approximately $15.3 million and $21.6 million as of December 31, 2021 and 2020, respectively, to reduce future taxable income. The federal carryforward expires between 2029 through 2037. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited to statutory limits as a result of change in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitations.

Given the Company’s improving profitability over the past three fiscal years, management has concluded that it is more likely than not that the Company will be able to utilize the majority of its NOLs. However, the Company projects that roughly $2,557,000 of iSatori NOLs will not be able to be utilized prior to their expiration due to the ownership change limitations, which amount remains fully reserved.

For the year ended December 31, 2021, the Company recorded a provision for income taxes of $1,298,000. For the year ended December 31, 2020, the Company recorded a benefit for income taxes of $4,415,000, driven primarily by an income tax benefit of $4,339,000 resulting from the elimination of a substantial portion of the reserve against the Company’s NOLs and other deferred tax assets.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2021 and December 31, 2020, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes, as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2021, and 2020, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2017 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2021	2020
		As Restated
Net operating loss carryforward	$3,209,000	$4,526,000
Allowances for sales returns, bad debt and inventory	155,000	92,000
Share based compensation	16,000	80,000
Other	202,000	178,000
Total deferred asset	3,582,000	4,876,000
Valuation allowance	(537,000)	(537,000)
Net deferred tax asset	$3,045,000	$4,339,000

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31,
	2021	2020
		As Restated
Federal statutory tax rate	21%	21%
State tax, net of federal benefit	-%	-%
	21%	21%
Permanent differences	(7)
Valuation allowance		(123%)
Effective tax rate	14%	(102%)

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

NOTE 11. QUARTERLY FINANCIAL DATA (UNAUDITED)

As described in our Form 8-K filed on September 21, 2022, Weaver advised the Audit Committee of the Board of Directors that Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods") should be restated to correct historical errors related to the recognition of  revenue, expensing of costs of inventory, inventory, accounts receivable and the financial reporting and internal controls related to such arrangements, and should therefore no longer be relied upon (the "Restatement").  The intended Restatement follows the determination that the revenue associated for all customers with standard FOB destination terms, as reported in the Company’s prior period consolidated financial statements, was incorrectly recognized at the time of shipment instead of when the performance obligation was satisfied upon delivery. In addition, the accounting treatment related to the recognition of corresponding accounts receivables, inventory and expensing of costs of goods sold will also be restated. The Company’s errors in the misapplication of revenue recognition resulted in certain errors recorded in various account balances in the Company’s consolidated balance sheets, statements of operations, statements of stockholders’ equity, statement of cash flows, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements) for the Restated Periods.

In this comprehensive Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), FitLife Brands, Inc. is restating its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2021, and as of and for the three and six months ended June 30, 2021.

Restatement of Previously Issued Consolidated Financial Statements

In connection with the Restatement, the Company restated the financial information as of and for the fiscal year December 31, 2020 and December 31, 2019, as well as the relevant unaudited interim financial information for the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019 in its 2020 Annual Report, as amended, on Form 10-K/A.

See Supplemental Unaudited Quarterly Financial Information, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional restated 2020 unaudited interim financial information.

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

We recorded adjustments to correct other identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our consolidated financial statements. These other misstatements were primarily related to sales returns reserve, income statement reclassification, and certain accrued liabilities. The impacts of the other misstatements on each period are discussed in restatement reference (b) throughout this note.

The following tables represent our restated unaudited condensed consolidated financial statements for the three months ended March 31, 2021, and as of and for the three and six months ended June 30, 2021.  The values as previously reported for the fiscal quarters ended March 31, 2021 and June 30, 2021 were derived from our Quarterly Reports on Form 10-Q filed on May 14, 2021 and August 16, 2021, respectively.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As Restated
	June 30, 2021	March 31, 2021
ASSETS:
CURRENT ASSETS:
Cash	$8,425,000	$6,625,000
Accounts receivable, net of allowance of doubtful accounts, $59,000 and $60,000, respectively	1,250,000	1,580,000
Inventories, net of allowance for obsolescence of $28,000 and $25,000, respectively	5,094,000	5,143,000
Income tax receivable	40,000	40,000
Prepaid expenses and other current assets	228,000	22,000
Total current assets	15,037,000	13,410,000

Property and equipment, net	85,000	90,000
Right of use asset, net of amortization of $296,000, and $285,000, respectively	183,000	195,000
Intangibles, net of amortization of $10,000 and $0, respectively	212,000	225,000
Goodwill	358,000	-
Deferred tax asset	3,615,000	4,014,000
TOTAL ASSETS	$19,490,000	$17,934,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,542,000	$3,410,000
Accrued expense and other liabilities	679,000	614,000
Product returns	326,000	304,000
Lease liability – current portion	53,000	52,000
Total current liabilities	4,600,000	4,380,000

Long-term lease liability, net of current portion	131,000	144,000
TOTAL LIABILITIES	4,731,000	4,524,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding, as of June 30, 2021 and March 31, 2021
Common stock, $.01 par value, 60,000,000 shares authorized; 4,442,760, and 4,363,272 issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	42,000	42,000
Treasury stock, 878,616 and 842,524 shares as of June 30, 2021, and March 31, 2021, respectively	(2,050,000)	(1,790,000)
Additional paid-in capital	32,282,000	32,305,000
Accumulated deficit	(15,515,000)	(17,147,000)
TOTAL STOCKHOLDERS’ EQUITY	14,759,000	13,410,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,490,000	$17,934,000

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	As Restated
	June 30, 2021		March 31, 2021
	Three Months Ended	Six Months Ended	Three Months Ended
Revenue	$8,406,000	$14,005,000	$5,599,000
Cost of goods sold	4,725,000	7,529,000	2,804,000
Gross profit	3,681,000	6,476,000	2,795,000

OPERATING EXPENSES:
General and administrative	917,000	1,774,000	857,000
Selling and marketing	716,000	1,385,000	669,000
Depreciation and amortization	15,000	23,000	8,000
Total operating expenses	1,648,000	3,182,000	1,534,000
OPERATING INCOME	2,033,000	3,294,000	$1,261,000

OTHER EXPENSES (INCOME)
Interest income	(5,000)	(11,000)	(6,000)
Gain on settlement	-	(453,000)	(453,000)
Total other expenses (income)	(5,000)	(464,000)	(459,000)

PRE-TAX NET INCOME	2,038,000	3,758,000	1,720,000

PROVISION FOR INCOME TAXES	406,000	721,000	315,000

NET INCOME	$1,632,000	$3,037,000	$1,405,000

NET INCOME PER SHARE
Basic	$0.37	$0.70	$0.33
Diluted	$0.34	$0.64	$0.30
Basic weighted average common shares	4,392,000	4,349,540	4,306,604
Diluted weighted average common shares	4,779,520	4,756,276	4,698,664

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	As Restated
	For the Six Months Ended June 30, 2021
	Common Stock		Treasury	Additional Paid-	Accumulated
	Shares	Amount	Stock	In capital	Deficit	Total
Balance at December 31, 2020	4,243,272	$42,000	(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000
Repurchase of common stock	(36,092)	-	(260,000)	-	-	(260,000)
Exercise of stock options	15,580	-	-	54,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	200,000	-	-	238,000	-	238,000
Net income	-	-	-	-	3,037,000	3,037,000
Balance at June 30, 2021	4,422,760	$42,000	(2,050,000)	$32,282,000	$(15,515,000)	$14,759,000

	As Restated
	For the Three Months Ended March 31, 2021
	Common Stock		Treasury	Additional Paid-	Accumulated
	Shares	Amount	Stock	In capital	Deficit	Total
Balance at December 31, 2020	4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000
Stock-based compensation	120,000	-	-	131,000	-	131,000
Net income	-	-	-	-	1,405,000	1,405,000
Balance at March 31, 2021	4,363,272	$42,000	$(1,790,000)	$32,305,000	$(17,147,000)	$13,410,000

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	As Restated
	June 30, 2021	March 31, 2021
	Six months ended	Three months ended
Net income	$3,037,000	$1,405,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,000	8,000
Right of use asset amortization	24,000	14,000
Allowance for doubtful accounts	8,000	9,000
Allowance for inventory obsolescence	(27,000)	(31,000)
Fair value of stock and options issued for services	238,000	131,000
Forgiveness of PPP loan	(453,000)	(453,000)
Changes in operating assets and liabilities:
Accounts receivable – trade	666,000	208,000
Inventories	(1,490,000)	(1,584,000)
Deferred tax asset	724,000	325,000
Prepaid expense	(176,000)	30,000
Accounts payable	296,000	164,000
Lease liability	(24,000)	(12,000)
Accrued liabilities and other liabilities	171,000	106,000
Product returns	(9,000)	(31,000)
Net cash provided by operating activities	3,008,000	289,000

Cash paid for acquisition	(529,000)	-
Net cash provided by investing activities	(529,000)	-

Proceeds from exercise of stock options	54,000	-
Repurchases of common stock and options	(444,000)	-
Net cash provided by (used in) financing activities	(390,000)	-

CHANGE IN CASH	2,089,000	289,000
CASH, BEGINNING OF PERIOD	6,336,000	6,336,000
CASH, END OF PERIOD	$8,425,000	$6,625,000

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS:
CURRENT ASSETS
Cash	$8,425,000	$-		$8,425,000
Accounts receivable, net of allowance of doubtful accounts of $59,000	1,757,000	(507,000)	(a)	1,250,000
Inventories, net of allowance for obsolescence of $28,000	4,834,000	260,000	(a)	5,094,000
Income tax receivable	40,000	-		40,000
Prepaid expenses and other current assets	228,000	-		228,000
Total current assets	15,284,000	(247,000)		15,037,000

Property and equipment, net	85,000	-		85,000
Right of use asset, net of amortization of $296,000	183,000	-		183,000
Intangibles, net of amortization of $10,000	212,000	-		212,000
Goodwill	358,000	-		358,000
Deferred tax asset	3,639,000	(24,000)	(a)	3,615,000
TOTAL ASSETS	$19,761,000	$(271,000)		$19,490,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,542,000	$-		$3,542,000
Accrued expense and other liabilities	635,000	44,000	(b)	679,000
Product returns	326,000	-		326,000
Lease liability – current portion	53,000	-		53,000
Total current liabilities	4,556,000	44,000		4,600,000

Long-term lease liability, net of current portion	131,000	-		131,000
TOTAL LIABILITIES	4,687,000	44,000		4,731,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of June 30, 2021
Common stock, $.01 par value, 60,000,000 shares authorized; 4,422,760	12,000	30,000	*	42,000
Treasury stock, 878,616	(2,050,000)	-		(2,050,000)
Additional paid-in capital	32,312,000	(30,000)	*	32,282,000
Accumulated deficit	(15,200,000)	(315,000)	(a)(b)	(15,515,000)
TOTAL STOCKHOLDERS’ EQUITY	15,074,000	(315,000)		14,759,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,761,000	$(271,000)		$19,490,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $507,000, an increase to inventory of $260,000, and an increase to accumulated deficit of $247,000.

(b)

Other adjustments – The correction of these misstatements resulted in a decrease to deferred tax asset of $24,000, an increase to accrued expense and other liabilities of $44,000, and an increase to accumulated deficit of $68,000.

*	Stock Split – Share values previously reported have been adjusted retroactively between Common stock and Additional paid-in capital to reflect the 4:1 forward stock split that occurred in December 2021.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS:
CURRENT ASSETS
Cash	$6,625,000	$-		$6,625,000
Accounts receivable, net of allowance of doubtful accounts of $60,000 and $51,000, respectively	2,372,000	(792,000)	(a)	1,580,000
Inventories, net of allowance for obsolescence of $25,000 and $56,000, respectively	4,738,000	405,000	(a)	5,143,000
Income tax receivable	40,000	-		40,000
Prepaid expenses and other current assets	22,000	-		22,000
Total current assets	13,797,000	(387,000)		13,410,000

Property and equipment, net	90,000	-		90,000
Right of use asset, net of amortization of $285,000 and $272,000, respectively	195,000	-		195,000
Goodwill	225,000	-		225,000
Deferred tax asset	4,042,000	(28,000)	(b)	4,014,000
TOTAL ASSETS	$18,349,000	$(415,000)		$17,934,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,410,000	$-		$3,410,000
Accrued expense and other liabilities	590,000	24,000	(b)	614,000
Product returns	304,000	-		304,000
Lease liability - current portion	52,000	-		52,000
Total current liabilities	4,356,000	24,000		4,380,000

Long-term lease liability, net of current portion	144,000			144,000
TOTAL LIABILITIES	4,500,000	24,000		4,524,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of March 31, 2021 and December 31, 2020
Common stock, $.01 par value, 60,000,000 shares authorized; 4,363,272 issued and outstanding as of March 31, 2021	12,000	30,000	*	42,000
Treasury stock, 842,524	(1,790,000)	-		(1,790,000)
Additional paid-in capital	32,335,000	(30,000)	*	32,305,000
Accumulated deficit	(16,708,000)	(439,000)	(a)(b)	(17,147,000)
TOTAL STOCKHOLDERS' EQUITY	13,849,000	(439,000)		13,410,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,349,000	$(415,000)		$17,934,000

(a)

Revenue Recognition – The correction of these misstatements resulted in a decrease to accounts receivable of $792,000, an increase to inventory of $405,000, and an increase to accumulated deficit of $387,000.

(b)

Other adjustments – The correction of these misstatements resulted in a decrease to deferred tax asset of $28,000, an increase of $24,000 to accrued expenses and other liabilities and an increase to accumulated deficit of $52,000.

*

Stock Split  - Share values previously reported have been restated retroactively between Common stock and Additional paid-in capital to reflect the 4:1 forward stock split that occurred in December 2021.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$14,299,000	$(294,000)	(a)(b)	$14,005,000
Cost of goods sold	7,661,000	(132,000)	(a)	7,529,000
Gross profit	6,638,000	(162,000)		6,476,000

OPERATING EXPENSES:
General and administrative	1,774,000	-		1,774,000
Selling and marketing	1,385,000	-		1,385,000
Depreciation and amortization	23,000	-		23,000
Total operating expenses	3,182,000	-		3,182,000
OPERATING INCOME (LOSS)	3,456,000	(162,000)		3,294,000

OTHER EXPENSES (INCOME)
Interest expense (income)	(11,000)	-		(11,000)
Gain on debt forgiveness	(453,000)	-		(453,000)
Total other expenses (income)	(464,000)	-		(464,000)

PRE-TAX NET INCOME	3,920,000	(162,000)		3,758,000

PROVISION FOR INCOME TAXES	728,000	(7,000)	(b)	721,000

NET INCOME	$3,192,000	$(155,000)	(a)(b)	$3,037,000

NET INCOME PER SHARE
Basic	$0.73	(0.03)	**	$0.70
Diluted	$0.67	(0.03)	**	$0.64
Basic weighted average common shares	4,349,540	-		4,349,540
Diluted weighted average common shares	4,756,276	-		4,756,276

(a)	Revenue Recognition – The correction of these misstatements resulted in a decrease to revenue of $260,000, a decrease of cost of goods sold of $132,000, and a decrease to net income of $128,000
(b)	Other adjustments – The correction of these misstatements resulted in a decrease to revenue of $34,000 a decrease to provision for income taxes of $7,000, and a decrease to net income of $27,000.
**	Net income per share values previously reported have been adjusted to reflect the 4:1 forward split that occurred in December 2021.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$8,141,000	$265,000	(a)(b)	$8,406,000
Cost of goods sold	4,580,000	145,000	(a)	4,725,000
Gross profit	3,561,000	120,000		3,681,000

OPERATING EXPENSES:
General and administrative	917,000	-		917,000
Selling and marketing	716,000	-		716,000
Depreciation and amortization	15,000	-		15,000
Total operating expenses	1,648,000	-		1,648,000
OPERATING INCOME (LOSS)	1,913,000	120,000		2,033,000

OTHER EXPENSES (INCOME)
Interest expense (income)	(5,000)	-		(5,000)
Total other expenses (income)	(5,000)	-		(5,000)

PRE-TAX NET INCOME	1,918,000	120,000		2,038,000

PROVISION FOR INCOME TAXES	410,000	(4,000)	(b)	406,000

NET INCOME	$1,508,000	$124,000	(a)(b)	$1,632,000

NET INCOME PER SHARE
Basic	$0.34	0.03	**	$0.37
Diluted	$0.32	0.02	**	$0.34
Basic weighted average common shares	4,392,000	-		4,392,000
Diluted weighted average common shares	4,779,520	-		4,779,520

(a)	Revenue Recognition – The correction of these misstatements resulted in an increase to revenue of $285,000, an increase of cost of goods sold of $145,000, and an increase to net income of $140,000.
(b)	Other adjustments – The correction of these misstatements resulted in a decrease to revenue of $20,000 and a decrease to provision for income taxes of $4,000, and a decrease of $16,000 to net income.
**	Net income per share values previously reported have been adjusted to reflect the 4:1 forward split that occurred in December 2021.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$6,158,000	$(559,000)	(a)(b)	$5,599,000
Cost of goods sold	3,081,000	(277,000)	(a)	2,804,000
Gross profit	3,077,000	(282,000)		2,795,000

OPERATING EXPENSES:
General and administrative	857,000	-		857,000
Selling and marketing	669,000	-		669,000
Depreciation and amortization	8,000	-		8,000
Total operating expenses	1,534,000	-		1,534,000
OPERATING INCOME	1,543,000	(282,000)		1,261,000

OTHER EXPENSES (INCOME)
Interest expense (income)	(6,000)	-		(6,000)
Gain on settlement	-	-		-
Gain on debt forgiveness	(453,000)	-		(453,000)
Total other expenses (income)	(459,000)	-		(459,000)

PRE-TAX NET INCOME	2,002,000	(282,000)		1,720,000

PROVISION FOR INCOME TAXES	318,000	(3,000)	(b)	315,000

NET INCOME	1,684,000	(279,000)	(a)(b)	1,405,000

NET INCOME PER SHARE
Basic	$0.39	(0.06)	**	$0.33
Diluted	$0.36	(0.03)	**	$0.30
Basic weighted average common shares	4,306,604	-		4,306,604
Diluted weighted average common shares	4,698,664	-		4,698,664

(a)	Revenue Recognition – The correction of these misstatements resulted in a decrease to revenue of $545,000, a decrease of cost of goods sold of $277,000, and a decrease to net income of $268,000.
(b)	Other adjustments – The correction of these misstatements resulted in a decrease to revenue of $14,000, and a decrease to provision for income taxes of $3,000, and a decrease of $11,000 to net income.
**	Net income per share values previously reported have been adjusted to reflect the 4:1 forward split that occurred in December 2021.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional
	Restatement	Common Stock		Treasury	Paid-in	Accumulated
	Reference	Shares	Amount	Stock	Capital	Deficit	Total
SIX MONTHS ENDED JUNE 30, 2021
DECEMBER 31, 2020 (AS PREVIOUSLY REPORTED)		4,243,272	$12,000	$(1,790,000)	$32,204,000	$(18,392,000)	$12,034,000
Repurchase of common stock		(36,092)	-	(260,000)	-	-	(260,000)
Exercise of stock options		15,580	-	-	54,000	-	54,000
Repurchase of options		-	-	-	(184,000)	-	(184,000)
Fair value of common stock and options issued for services		200,000	-	-	238,000	-	238,000
Net income		-	-	-	-	3,192,000	3,192,000
JUNE 30, 2021		4,422,760	$12,000	$(2,050,000)	$32,312,000	$(15,200,000)	$15,074,000
SIX MONTHS ENDED JUNE 30, 2021
DECEMBER 31, 2020 (RESTATEMENT IMPACT)	*	-	$30,000	$-	$(30,000)	$(160,000)	$(160,000)
Repurchase of common stock		-	-	-	-	-	-
Exercise of stock options		-	-	-	-	-	-
Repurchase of options		-	-	-	-	-	-
Fair value of vested common shares and options issued for services		-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	(155,000)	(155,000)
JUNE 30, 2021		-	$30,000	$-	$(30,000)	$(315,000)	(315,000)
SIX MONTHS ENDED JUNE 30, 2021
DECEMBER 31, 2020 (AS RESTATED)		4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000
Repurchase of common stock		(36,092)	-	(260,000)	-	-	(260,000)
Exercise of stock options		15,580	-	-	54,000	-	54,000
Repurchase of options		-	-	-	(184,000)	-	(184,000)
Fair value of vested common shares and options issued for services		200,000	-	-	238,000	-	238,000
Net income		-	-	-	-	3,037,000	3,037,000
JUNE 30, 2021		4,422,760	$42,000	$(2,050,000)	$32,282,000	$(15,515,000)	$14,759,000

See descriptions of the net income impacts in the condensed consolidated statement of operations for the six months ended June 30, 2021 section above.

*

Stock Split - Share values previously reported have been restated retroactively between Common stock and Additional paid-in capital to reflect the 4:1 forward stock split that occurred in December 2021.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional
	Restatement	Common Stock		Treasury	Paid-in	Accumulated
	Reference	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED MARCH 31, 2021
DECEMBER 31, 2020 (AS PREVIOUSLY REPORTED)		4,243,272	$12,000	$(1,790,000)	$32,204,000	$(18,392,000)	$12,034,000
Fair value of common stock and options issued for services		120,000	-	-	131,000	-	131,000
Net income		-	-	-	-	1,684,000	1,684,000
MARCH 31, 2021		4,363,272	$12,000	$(1,790,000)	$32,335,000	$(16,708,000)	$13,849,000

THREE MONTHS ENDED JUNE 30, 2021

DECEMBER 31, 2020 (RESTATEMENT IMPACT)		-	$30,000	-	(30,000)	$(160,000)	$(160,000)
Fair value of vested common shares and options issued for services		-	-	-	-	-	-
Net income	(a)(b)	-	-	-	-	(279,000)	(279,000)
MARCH 31, 2021		-	$30,000	$-	$(30,000)	$(439,000)	$(439,000)

THREE MONTHS ENDED MARCH 31, 2021

DECEMBER 31, 2020 (AS RESTATED)		4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000
Fair value of vested common shares and options issued for services		120,000	-	-	131,000	-	131,000
Net income		-	-	-	-	1,405,000	1,405,000
MARCH 31, 2021		4,363,272	$42,000	$(1,790,000)	$32,305,000	(17,147,000)	$13,410,000

See descriptions of the net income impacts in the condensed consolidated statement of operations for the three months ended March 31, 2021 section above.

*

Stock Split - Share values previously reported have been restated retroactively between Common stock and Additional paid-in capital to reflect the 4:1 forward stock split that occurred in December 2021.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2021
	As Previously Reported	Restatement Impact	Restatement Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,192,000	$(155,000)	(a)	$3,037,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,000	-		23,000
Right of use asset amortization	24,000	-		24,000
Allowance for doubtful accounts	8,000	-		8,000
Allowance for inventory obsolescence	(27,000)	-		(27,000)
Fair value of stock and options issued for services	238,000	-		238,000
Forgiveness of PPP loan	(453,000)	-		(453,000)
Changes in operating assets and liabilities:
Accounts receivable - trade	406,000	260,000	(a)	666,000
Inventories	(1,358,000)	(132,000)	(a)	(1,490,000)
Deferred tax asset	731,000	(7,000)	(b)	724,000
Prepaid expense	(176,000)	-		(176,000)
Accounts payable	296,000	-		296,000
Lease liability	(24,000)	-		(24,000)
Accrued liabilities and other liabilities	137,000	35,000	(b)	172,000
Product returns	(9,000)	-		(9,000)
Net cash provided by operating activities	3,008,000	-		3,008,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(529,000)	-		(529,000)
Net cash used in investing activities	(529,000)	-		(529,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	54,000	-		54,000
Repurchases of common stock and options	(444,000)	-		(444,000)
Net cash provided by (used in) financing activities	(390,000)	-		(390,000)

CHANGE IN CASH	2,089,000	-		2,089,000
CASH, BEGINNING OF PERIOD	6,336,000	-		6,336,000
CASH, END OF PERIOD	$8,425,000	$-		$8,425,000

See Note 11, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

See description of the net income impacts in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2021 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

FITLIFE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2021
	As Previously Reported	Restatement Impact	Restatement Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,684,000	$(279,000)	(a)	$1,405,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,000	-		8,000
Right of use asset amortization	14,000	-		14,000
Allowance for doubtful accounts	9,000	-		9,000
Allowance for inventory obsolescence	(31,000)	-		(31,000)
Fair value of stock and options issued for services	131,000	-		131,000
Forgiveness of PPP loan	(453,000)	-		(453,000)
Changes in operating assets and liabilities:
Accounts receivable - trade	(337,000)	545,000	(a)	208,000
Inventories	(1,307,000)	(277,000)	(a)	(1,584,000)
Deferred tax asset	328,000	(3,000)	(b)	325,000
Prepaid expense	30,000	-		30,000
Accounts payable	164,000	-		164,000
Lease liability	(12,000)	-		(12,000)
Accrued liabilities and other liabilities	92,000	15,000	(b)	107,000
Product returns	(31,000)	-		(31,000)
Net cash provided by operating activities	289,000	-		289,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	-	-		-

CHANGE IN CASH	289,000	-		289,000
CASH, BEGINNING OF PERIOD	6,336,000	-		6,336,000
CASH, END OF PERIOD	$6,625,000	-		$6,625,000

See Note 11, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) through (b).

See description of the net income impacts in the Consolidated Statement of Operations for the three months ended March 31, 2021 included above.

None of the misstatements impacted the classifications between net operating, net investing, or net financing cash flows.

NOTE 12.  SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and noted no further subsequent events that are reasonably likely to impact the Company’s financial statements.