Form 10-Q
period 2022-03-31
FITLIFE BRANDS, INC.
filed 2022-10-14
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of October 12, 2022, a total of 4,555,957 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2022

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS:	(unaudited)
CURRENT ASSETS
Cash	$11,060,000	$9,897,000
Accounts receivable, net of allowance of doubtful accounts, $52,000 and $55,000, respectively	1,689,000	945,000
Inventories, net of allowance for obsolescence of $92,000 and $56,000, respectively	7,095,000	6,520,000
Prepaid expenses and other current assets	165,000	322,000
Total current assets	20,009,000	17,684,000

Property and equipment, net	66,000	70,000
Right of use asset, net of amortization of $335,000 and $322,000, respectively	144,000	158,000
Intangibles, net of amortization of $41,000 and $30,000, respectively	181,000	192,000
Goodwill	358,000	358,000
Deferred tax asset	2,736,000	3,045,000
TOTAL ASSETS	$23,494,000	$21,507,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$3,411,000	$2,880,000
Accrued expense and other liabilities	513,000	491,000
Product returns	654,000	632,000
Lease liability - current portion	54,000	55,000
Total current liabilities	4,632,000	4,058,000
Long-term lease liability, net of current portion	90,000	103,000
TOTAL LIABILITIES	4,722,000	4,161,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021		-
Common stock, $.01 par value, 60,000,000 shares authorized; 4,555,957 and 4,552,485 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	46,000	46,000
Treasury stock, 0 and 881,311 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	(2,087,000)
Additional paid-in capital	30,578,000	32,529,000
Accumulated deficit	(11,852,000)	(13,142,000)
TOTAL STOCKHOLDERS' EQUITY	18,772,000	17,346,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,494,000	$21,507,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three months ended
	March 31,
	2022	2021
		(Restated)

Revenue	$7,455,000	$5,599,000
Cost of goods sold	4,183,000	2,804,000
Gross profit	3,272,000	2,795,000

OPERATING EXPENSES:
General and administrative	982,000	857,000
Selling and marketing	680,000	669,000
Depreciation and amortization	14,000	8,000
Total operating expenses	1,676,000	1,534,000
OPERATING INCOME	1,596,000	1,261,000

OTHER INCOME
Interest income	(7,000)	(6,000)
Gain on debt forgiveness	-	(453,000)
Total other income	(7,000)	(459,000)

PRE-TAX NET INCOME	1,603,000	1,720,000

PROVISION FOR INCOME TAXES	313,000	315,000

NET INCOME	$1,290,000	$1,405,000

NET INCOME PER SHARE
Basic	$0.28	$0.33
Diluted	$0.26	$0.30
Basic weighted average common shares	4,554,105	4,306,604
Diluted weighted average common shares	4,980,601	4,698,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
THREE MONTHS ENDED MARCH 31, 2022

JANUARY 1, 2022	4,552,485	$46,000	$(2,087,000)	$32,529,000	$(13,142,000)	$17,346,000
Repurchase of common stock	-	-	-	-	-	-
Retirement of treasury shares	-	-	2,087,000	(2,087,000)	-	-
Exercise of stock options	3,472	-	-	29,000	-	29,000
Stock-based compensation	-	-	-	107,000	-	107,000
Net income	-	-	-	-	1,290,000	1,290,000
MARCH 31, 2022	4,555,957	$46,000	$-	$30,578,000	$(11,852,000)	$18,772,000

THREE MONTHS ENDED MARCH 31, 2021 (Restated)

JANUARY 1, 2021	4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000
Stock-based compensation	120,000	-	-	131,000	-	131,000
Net income	-	-	-	-	1,405,000	1,405,000
MARCH 31, 2021	4,363,272	$42,000	$(1,790,000)	$32,305,000	$(17,147,000)	$13,410,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three months ended March 31,
	2022	2021
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,290,000	$1,405,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,000	8,000
Right of use asset amortization and lease liability	13,000	14,000
Allowance for doubtful accounts	(3,000)	9,000
Allowance for inventory obsolescence	36,000	(31,000)
Stock compensation expense	107,000	131,000
Gain on debt forgiveness	-	(453,000)
Changes in operating assets and liabilities:
Accounts receivable	(741,000)	208,000
Inventories	(611,000)	(1,584,000)
Deferred tax asset	309,000	325,000
Prepaid expense and other current assets	157,000	30,000
Accounts payable	532,000	164,000
Lease liability	(13,000)	(12,000)
Accrued expense and other liabilities	22,000	106,000
Product returns	22,000	(31,000)
Net cash provided by operating activities	1,134,000	289,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	29,000	-
Net cash provided by financing activities	29,000	-

CHANGE IN CASH	1,163,000	289,000
CASH, BEGINNING OF PERIOD	9,897,000	6,336,000
CASH, END OF PERIOD	$11,060,000	$6,625,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the over-the-counter market.

Recent Developments

Filing of Form 15

On July 18, 2022, the Company filed a Form 15-12g (the “Form 15”) with the Securities and Exchange Commission (the “SEC”) whereby, under Rule 12g-4(a)(1), the Company certified the deregistration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and terminated its duty to file reports under Sections 13 and 15(d) of the Exchange Act.

Restatement of Financial Statements

On  August 24, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company was advised by Weaver and Tidwell, L.L.P. (“Weaver”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 and June 30, 2021 (collectively, the “Restated Periods” should be restated to correct historical errors related to the recognition of revenue, and therefore no longer be relied upon (the “Restatement”).

The Restatement followed the determination that the revenue associated for all customers with standard FOB destination terms, as reported in the Company’s prior period consolidated financial statements, was incorrectly recognized at the time of shipment instead of when the performance obligation was satisfied upon delivery. In addition, the accounting treatment related to the recognition of corresponding accounts receivables, inventory and expensing of cost of goods sold was also restated. The Company’s errors in the misapplication of revenue recognition resulted in certain errors recorded in various account balances in the Company’s consolidated balance sheets, statements of operations, statements of stockholders’ equity, statement of cash flows, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements) for the Restated Periods.

The Company restated the financial statements for the Restated Periods in its comprehensive Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (the “2020 Form 10K/A”), and a comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), which reports were filed with the SEC on October 13, 2022.

Forward Stock Split

The Board of Directors of the Company (the “Board”) approved a forward stock split of the Company’s authorized, issued and outstanding shares of Common Stock, at a ratio of 4-for-1 (the “Forward Split”). The Forward Split was effective as of December 2, 2021, and began trading on such basis on December 8, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock. The Forward Split did not have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

All references in this Quarterly Report to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Forward Split on a retroactive basis as of the earliest period presented, unless otherwise noted.

Share Repurchase Plan

On February 1, 2021, the Board approved an additional amendment to the previously authorized share repurchase program initially approved by the Board on August 16, 2019, as amended on September 23, 2019 and November 6, 2019 (“Share Repurchase Program”). Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, warrants to purchase shares of the Company's Common Stock (“Warrants”), and other securities issued by the Company (“Securities”) over the 24 months following the Board approval date of February 1, 2021 at a purchase price, in the case of Common Stock, equal to the fair market value of the Company’s Common Stock on the date of purchase, and in the case of Warrants and Securities, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

During the three months ended March 31, 2022, the Company did not repurchase any Securities under the Share Repurchase Program.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on October 13, 2022.

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

Basic and Diluted Income (loss) Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase Common Stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the Common Stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

	Three months ended March 31,
	2022	2021
		(Restated)
Net income available to common shareholders	$1,290,000	$1,405,000
Weighted average common shares - basic	4,554,105	4,306,604
Dilutive effect of outstanding warrants and stock options	426,496	392,060
Weighted average common shares - diluted	4,980,601	4,698,664
Net income per common share:
Basic	$0.28	$0.33
Diluted	$0.26	$0.30

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying values of the line of credit approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

Goodwill

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

While we have concluded that a triggering event did not occur during the three months ended March 31, 2022, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended March 31, 2022 and 2021 represent 70% and 63% of total net revenue, respectively. Gross accounts receivable attributable to GNC as of March 31, 2022 and 2021 represent 75% and 82% of the Company’s total accounts receivable balance, respectively.

For the three months ended March 31, 2022 and 2021, online sales accounted for 26% and 29% of the Company’s net revenue, respectively.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements to consumers, primarily through GNC stores.

The Company accounts for revenues in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

All products sold by the Company are distinct individual products and consist of nutritional supplements and related supplies. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

Control of products we sell transfers to customers upon shipment or delivery to our customers from our facilities, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payments for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

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

Income Taxes

During the three months ended March 31, 2022, the Company recorded a federal income tax expense of $309,000, which is non-cash due to the Company’s utilization of federal net operating loss carryforwards, and a state income tax expense of $4,000.

As of March 31, 2022, the Company had federal NOL carryforwards available to offset future taxable income of approximately $13.7 million.  These NOL carryforwards, along with other book-tax basis differences, resulted in a gross deferred tax asset of approximately $2.9 million.  A valuation allowance of $537,000 has been recorded to reflect the portion of the deferred tax asset that is not expected to be realized under IRS statutory limitations, resulting in a net deferred tax asset of approximately $2.7 million.

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

R

ecent Accounting Pronouncements

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

The Company recognizes an allowance for obsolescence for expiring, excess, and slow-moving inventory. To calculate the allowance, the Company analyzes sales projections for each SKU relative to the remaining shelf life of the product. The value of any finished goods inventory projected to expire prior to sale is included in the allowance.

The total allowance for expiring, excess and slow-moving inventory items as of March 31, 2022 and December 31, 2021 amounted to $92,000 and $56,000 respectively. The Company’s inventories as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Restated)
Finished goods	$6,069,000	$5,908,000
Components	1,118,000	668,000
Allowance for obsolescence	(92,000)	(56,000)
Total	$7,095,000	$6,520,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of March 31, 2022 and December 31, 2021 as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Equipment	902,000	902,000
Accumulated depreciation	(836,000)	(832,000)
Total	66,000	70,000

Depreciation expense for the three months ended March 31, 2022 and 2021 was $14,000 and $8,000, respectively.

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

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty. There were no advances on this line outstanding as of March 31, 2022 or December 31, 2021.

On September 20, 2022, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to December 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on  March 27, 2020 in the United States. On  April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “PPP Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the CARES ACT administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on  April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The Company was informed by the PPP Lender and the SBA that the full balance of the PPP Loan, including accrued interest, was forgiven on  January 15, 2021.

NOTE 7 - RIGHT OF USE ASSETS AND LIABILITIES

In prior years, the Company entered into several non-cancellable leases for its office facilities and equipment. The lease agreements range from 36 months to 84 months and require monthly payments ranging between $200 and $7,000 through October 2024. On January 1, 2019, the Company adopted ASC 842, which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. The Company classified the leases as operating leases and determined that the fair value of the lease assets and liability at the inception of the leases was $480,000 using a discount rate of 9%.

During the three months ended March 31, 2022, the Company made payments resulting in a $19,000 reduction in the lease liability. As of March 31, 2022, lease liability amounted to $144,000. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the three months ended March 31, 2022 was $13,000. The right-of-use asset at March 31, 2022 was $144,000, net of amortization of $335,000.

Three months ended
March 31, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company's unaudited and consolidated statement of operations)	$19,000

Other information
Weighted average remaining lease term - operating leases (in years)	2.4
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At March 31, 2022
Long-term right-of-use assets	$144,000
Short-term operating lease liabilities	$54,000
Long-term operating lease liabilities	90,000
Total operating lease liabilities	$144,000

Maturities of the Company's lease liabilities are as follows (in thousands):

Year ending	Operating leases
2022 (remaining nine months)	46,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(14,000)
Present value of lease liabilities	$144,000

NOTE 8 - EQUITY

The Board approved a forward stock split of the Company’s Common Stock at a ratio of 4-for-1 (the “Forward Split”), effective as of December 2, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,555,957 and 4,552,485 shares of Common Stock were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. The Forward Split did not have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

a.	Common Stock Issued for Services

In February 2021, the Company granted Mr. Dayton Judd, Chief Executive Officer, an aggregate of 160,000 restricted share units (“RSUs”). Each RSU converted into one share of the Company’s Common Stock upon vesting. The RSUs vested as follows: (1) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $7.50, (ii) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $9.00, (iii) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $10.50, and (iv) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $12.00. The RSUs were subject to forfeiture in the event Mr. Judd resigned from his position or was terminated by the Company. As the vesting of the RSUs was subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $666,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist.

During the three months ended March 31, 2022, the Company recorded $95,000 of stock-based compensation expense related to the restricted share units (“RSUs”). As of March 31, 2022, there was $222,000 of unamortized compensation expense associated with RSUs.

b.	Share Repurchase Program

On August 16, 2019, the Company's Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the following 24 months, which Share Repurchase Program was previously reported on the Company's Current Report on Form 8-K filed August 20, 2019. On September 23, 2019, the Board approved an amendment to the Company’s Share Repurchase Program to increase the repurchase of up to $1,000,000 of the Company's Common Stock, its Series A Preferred, and Warrants, over the 24 months following the Board approval date of February 1, 2021 at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management. On November 6, 2019, the Company’s Board of Directors amended the previously approved Share Repurchase Program to increase the amount of authorized repurchases to $2.5 million, and on February 1, 2021, the Company’s Board of Directors amended previously approved Share Repurchase Program to increase the amount of authorized repurchases to $5.0 million. All other terms of the Share Repurchase Program remain unchanged.

During the three months ended March 31, 2022, the Company repurchased no shares of Common Stock under the Share Repurchase Program.

Options

Information regarding options outstanding as of March 31, 2022 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2020	371,140	$2.51	5.9
Issued	128,000	5.03
Exercised	(68,000)	3.48
Forfeited	-	-
Repurchased	(50,840)	3.48
Outstanding, December 31, 2021	380,300	$3.44	6.2
Issued	-
Exercised	(3,472)	8.27
Forfeited	-	-
Repurchased	-	-
Outstanding, March 31, 2022	376,828	$3.40	6.0

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$0.70	-	5.24	358,000	6.2	$2.25	294,000	$1.64
$5.25	-	36.09	18,828	1.8	$25.18	18,828	$25.18
			376,828	6.0	$3.40	312,828	$3.06

The closing stock price for the Company’s stock on March 31, 2022 was $11.99, resulting in an intrinsic value of outstanding options of $3,489,000.

During the three-month periods ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $12,000 and $68,000, respectively, related to stock options. As of March 31, 2022 there is $73,000 of unamortized compensation expense related to stock options.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of March 31, 2022 and December 31, 2021 amounted to 143,480. Total intrinsic value as of March 31, 2022 amounted to $1,555,323. During the three months ended March 31, 2022 and year ended December 31, 2021, no warrants were granted and no warrants expired.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the over-the-counter market.

Recent Developments

Filing of Form 15

On July 18, 2022, the Company filed a Form 15-12g (the “Form 15”) with the Securities and Exchange Commission (the “SEC”) whereby, under Rule 12g-4(a)(1), the Company certified the deregistration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and terminated its duty to file reports under Sections 13 and 15(d) of the Exchange Act.  The Company intends to withdraw the Form 15 once it has returned to current filer status.

Restatement of Financial Statements

On August 24, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company was advised by Weaver and Tidwell, L.L.P. (“Weaver”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 and June 30, 2021 (collectively, the “Restated Periods” should be restated to correct historical errors related to the recognition of revenue, and therefore no longer be relied upon (the “Restatement”).

The Restatement followed the determination that the revenue associated for all customers with standard FOB destination terms, as reported in the Company’s prior period consolidated financial statements, was incorrectly recognized at the time of shipment instead of when the performance obligation was satisfied upon delivery. In addition, the accounting treatment related to the recognition of corresponding accounts receivables, inventory and expensing of cost of goods sold was also restated. The Company’s errors in the misapplication of revenue recognition resulted in certain errors recorded in various account balances in the Company’s consolidated balance sheets, statements of operations, statements of stockholders’ equity, statement of cash flows, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements) for the Restated Periods.

The Company restated the financial statements for the Restated Periods in its comprehensive Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (the “2020 Form 10K/A”), and a comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), which reports were filed with the SEC on October 13, 2022.

Forward Stock Split

The Board of Directors of the Company (the “Board”) approved a forward stock split of the Company’s authorized, issued and outstanding shares of Common Stock, at a ratio of 4-for-1 (the “Forward Split”). The Forward Split was effective as of December 2, 2021, and began trading on such basis on December 8, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock. The Forward Split did have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

All references in this Quarterly Report to number of common shares, price per share and weighted average number of shares outstanding have been adjusted to reflect the Forward Split on a retroactive basis as of the earliest period presented, unless otherwise noted.

Share Repurchase Plan

On February 1, 2021, the Board approved an additional amendment to the previously authorized share repurchase program initially approved by the Board on August 16, 2019, as amended on September 23, 2019 and November 6, 2019 (“Share Repurchase Program”). Under the terms of the amendment, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, warrants to purchase shares of the Company's Common Stock (“Warrants”), and other securities issued by the Company (“Securities”) over the 24 months following the Board approval date of February 1, 2021 at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Warrants and Securities, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

During the three months ended March 31, 2022, the Company did not repurchase any Securities under the Share Repurchase Program. Under the Share Repurchase Program, the Company may purchase $3,170,000 of additional shares as of March 31, 2022.

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

Inflation

The Company has experienced inflationary pressure with regard to the procurement of many of its products.  Thus far, the Company has been able to offset the impact of inflation through price increases to its customers.  In the future, however, further inflationary pressure could adversely affect the Company's operating performance if market conditions no longer permit the Company to pass through price increases to its customers.

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

	Three months ended
	March 31, 2022	March 31, 2021	Change	%
	(Unaudited)
Revenue	$7,455,000	$5,599,000	$1,856,000	33%
Cost of goods sold	(4,183,000)	(2,804,000)	(1,379,000)	49%
Gross profit	3,272,000	2,795,000	477,000	17%
Operating expenses	(1,676,000)	(1,534,000)	(142,000)	9%
Income from operations	1,596,000	1,261,000	335,000	27%
Other income (expense)	7,000	459,000	(452,000)	(98)%
Provision for income tax	(313,000)	(315,000)	2,000	(1)%
Net income	$1,290,000	$1,405,000	$(115,000)	(8)%

Net Sales.  Revenue for the three months ended March 31, 2022 increased 33% to $7,455,000 as compared to $5,599,000 for the three months ended March 31, 2021. Revenue for the three months ended March 31, 2022 compared to the prior period reflects continued growth in our wholesale business and in our online direct-to-consumer offering.

Online revenue during the three months ended March 31, 2022 and 2021 was approximately 26% of total revenue for both periods. Due to the ongoing shift to online purchasing by consumers, including additional growth arising from the effects of the COVID-19 pandemic as a result of the shutdown of various retail outlets, e-commerce sales have accounted for a growing percentage of our domestic revenue. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2022 increased to $4,183,000 as compared to $2,804,000 for the three months ended March 31, 2021. This 49% increase is principally attributable to higher revenue.

Gross Profit.  Gross profit for the three months ended March 31, 2022 increased to $3,272,000 as compared to $2,795,000 for the three months ended March 31, 2021. Gross margin for the three months ended March 31, 2022 decreased to 43.9% from 49.9% for the comparable period last year. The increase in gross profit is principally attributable to higher revenue. The decrease in gross margin is primarily attributable to delayed receipt of approximately $250,000 of supplier rebates.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2022 increased to $982,000 as compared to $857,000 for the three months ended March 31, 2021. The increase in general and administrative expense was primarily due to increased external legal and consulting expenses of $94,000 for various special projects.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended March 31, 2022 increased to $680,000 as compared to $669,000 for the three months ended March 31, 2021. This increase is primarily attributable to higher co-operative marketing expenses paid to one of our wholesale partners. The Company anticipates that this higher level of marketing expense, which is partially funded by wholesale price increases, will continue for the foreseeable future.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2022 increased to $14,000 as compared to $8,000 for the three months ended March 31, 2021. The increase is primarily attributable to the amortization of intangibles acquired in the Nutrology Acquisition.

Net Income.  We generated net income of $1,290,000 for the three-month period ended March 31, 2022 as compared to net income of $1,405,000 for the three months ended March 31, 2021. The decrease in net income for the three-month period ended March 31, 2022 compared to the same period in 2021 was primarily attributable to forgiveness of the PPP loan in the first quarter of 2021 of $453,000.

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

	For the three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net income	$1,290,000	$1,405,000
Interest income	(7,000)	(6,000)
Provision for income taxes	313,000	315,000
Depreciation and amortization	14,000	8,000
EBITDA	1,610,000	1,722,000
Non-cash and non-recurring adjustments
Stock compensation expense	107,000	131,000
M&A/integration expenses	6,000	24,000
PPP loan forgiveness	-	(453,000)
Adjusted EBITDA	$1,723,000	$1,424,000

Liquidity and Capital Resources

At March 31, 2022, we had positive working capital of approximately $15,377,000, compared to $13,626,000 at December 31, 2021. Our principal sources of liquidity at March 31, 2022 consisted of $11,060,000 of cash and $1,689,000 of accounts receivable.

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

On April 27, 2020, the Company received proceeds from a loan in the amount of $449,700 from its lender, CIT Bank, N.A. (the “PPP Lender”), pursuant to approval by the U.S. Small Business Administration (the “SBA”) for the PPP Lender to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA (the “Loan Agreement”). In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. The PPP Loan was scheduled to mature on April 27, 2022, had a 1.0% interest rate, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The Company was informed by the PPP Lender and the SBA that the full balance of the PPP Loan, including accrued interest, was forgiven on January 15, 2021. See Note 1 to the Consolidated Financial Statements contained within this Quarterly Report.

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

Cash Provided by Operations.  Cash provided by operating activities for the three months ended March 31, 2022 was $1,134,000, as compared to cash provided by operations of $289,000 for the three months ended March 31, 2021. The increase in cash provided by operating activities is primarily attributable to increased focus on managing working capital.

Cash Provided by (Used in) Investing Activities. There was no cash provided by or used in investing activities for the three-month periods ended March 31, 2022 or 2021.

Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2022 was $29,000 as compared to cash provided by financing activities of $0 during the three months ended March 31, 2021.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expense, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Goodwill

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2020 and applied the requirements prospectively.

While we have concluded that a triggering event did not occur during the three months ended March 31, 2022, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements to consumers, primarily through GNC stores.

The Company accounts for revenues in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

All products sold by the Company are distinct individual products and consist of nutritional supplements and related supplies. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

Control of products we sell transfers to customers upon shipment or delivery to our customers from our facilities, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payments for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of March 31, 2022, the Company had a zero balance under its existing Line of Credit.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended March 31, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2020 and 2019 and our interim financial information for the quarterly periods ended June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.  The material weaknesses resulted in reporting errors requiring a restatement of our financial statements for Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods").

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

Since March 2022 and through the filing date of this Form 10-Q, we have hired expert accounting consultants to assess our control environment and recommend improvements.  In addition, we hired a new highly qualified CFO in August 2022 with extensive public-company experience.

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

(b) Changes in Internal Controls Over Financial Reporting

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our comprehensive Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on October 13, 2022. Except as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2022.

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

Registrant	FitLife Brands, Inc.

Date: October 14, 2022	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: October 14, 2022	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)