Form 10-Q
period 2022-06-30
FITLIFE BRANDS, INC.
filed 2022-10-14
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	June 30,	December 31,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash	$12,304,000	$9,897,000
Accounts receivable, net of allowance of doubtful accounts of $50,000 and $55,000, respectively	2,122,000	945,000
Inventories, net of allowance for obsolescence of $103,000 and $56,000, respectively	6,348,000	6,520,000
Prepaid expenses and other current assets	510,000	322,000
Total current assets	21,284,000	17,684,000

Property and equipment, net	59,000	70,000
Right of use asset, net of amortization of $349,000 and $322,000, respectively	131,000	158,000
Intangibles, net of amortization of $51,000 and $30,000, respectively	171,000	192,000
Goodwill	358,000	358,000
Deferred tax asset	2,352,000	3,045,000
TOTAL ASSETS	$24,355,000	$21,507,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$2,515,000	$2,880,000
Accrued expense and other liabilities	759,000	491,000
Product returns	636,000	632,000
Lease liability - current portion	54,000	55,000
Total current liabilities	3,964,000	4,058,000
Long-term lease liability, net of current portion	76,000	103,000
TOTAL LIABILITIES	4,040,000	4,161,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021
Common stock, $0.01 par value, 60,000,000 shares authorized; 4,555,957 and 4,552,485 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	46,000	46,000
Treasury stock, 0 and 881,311 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	(2,087,000)
Additional paid-in capital	30,675,000	32,529,000
Accumulated deficit	(10,406,000)	(13,142,000)
TOTAL STOCKHOLDERS' EQUITY	20,315,000	17,346,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,355,000	$21,507,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2022	2021	2022	2021
		(Restated)		(Restated)

Revenue	$7,999,000	$8,406,000	$15,454,000	$14,005,000
Cost of goods sold	4,334,000	4,725,000	8,517,000	7,529,000
Gross profit	3,665,000	3,681,000	6,937,000	6,476,000

OPERATING EXPENSES:
General and administrative	1,160,000	917,000	2,142,000	1,774,000
Selling and marketing	663,000	716,000	1,343,000	1,385,000
Depreciation and amortization	17,000	15,000	31,000	23,000
Total operating expenses	1,840,000	1,648,000	3,516,000	3,182,000
OPERATING INCOME	1,825,000	2,033,000	3,421,000	3,294,000

OTHER INCOME
Interest income	(9,000)	(5,000)	(16,000)	(11,000)
Gain on debt forgiveness	-	-	-	(453,000)
Total other income	(9,000)	(5,000)	(16,000)	(464,000)

PRE-TAX NET INCOME	1,834,000	2,038,000	3,437,000	3,758,000

PROVISION FOR INCOME TAXES	388,000	406,000	701,000	721,000

NET INCOME	$1,446,000	$1,632,000	$2,736,000	$3,037,000

NET INCOME PER SHARE
Basic	$0.32	$0.37	$0.60	$0.70
Diluted	$0.29	$0.34	$0.55	$0.64
Basic weighted average common shares	4,555,957	4,392,000	4,555,036	4,349,540
Diluted weighted average common shares	4,959,649	4,779,520	4,971,461	4,756,276

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED JUNE 30, 2022

MARCH 31, 2022	4,555,957	$46,000	$-	$30,578,000	$(11,852,000)	$18,772,000

Stock-based compensation	-	-	-	97,000	-	97,000
Net income	-	-	-	-	1,446,000	1,446,000

JUNE 30, 2022	4,555,957	$46,000	$-	$30,675,000	$(10,406,000)	$20,315,000

THREE MONTHS ENDED JUNE 30, 2021 (Restated)

MARCH 31, 2021	4,363,272	$42,000	$(1,790,000)	$32,305,000	$(17,147,000)	$13,410,000

Repurchase of common stock	(36,092)	-	(260,000)	-	-	(260,000)
Exercise of stock options	15,580	-	-	54,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	80,000	-	-	107,000	-	107,000
Net income	-	-	-	-	1,632,000	1,632,000

JUNE 30, 2021	4,422,760	$42,000	$(2,050,000)	$32,282,000	$(15,515,000)	$14,759,000

SIX MONTHS ENDED JUNE 30, 2022

DECEMBER 31, 2021	4,552,485	$46,000	$(2,087,000)	$32,529,000	$(13,142,000)	$17,346,000

Retirement of treasury shares	-	-	2,087,000	(2,087,000)	-	-
Exercise of stock options	3,472	-	-	29,000	-	29,000
Stock-based compensation	-	-	-	204,000	-	204,000
Net income	-	-	-	-	2,736,000	2,736,000

JUNE 30, 2022	4,555,957	$46,000	$-	$30,675,000	$(10,406,000)	$20,315,000

SIX MONTHS ENDED JUNE 30, 2021 (Restated)

DECEMBER 31, 2020	4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000

Repurchase of common stock	(36,092)	-	(260,000)	-	-	(260,000)
Exercise of stock options	15,580	-	-	54,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	200,000	-	-	238,000	-	238,000
Net income	-	-	-	-	3,037,000	3,037,000

JUNE 30, 2021	4,422,760	$42,000	$(2,050,000)	$32,282,000	$(15,515,000)	$14,759,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net income	$2,736,000	$3,037,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	31,000	23,000
Right of use asset amortization and lease liability	27,000	24,000
Allowance for doubtful accounts	(5,000)	8,000
Allowance for inventory obsolescence	47,000	(27,000)
Stock compensation expense	204,000	238,000
Gain on debt forgiveness	-	(453,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,171,000)	666,000
Inventories	125,000	(1,490,000)
Deferred tax asset	694,000	724,000
Prepaid expenses and other current assets	(187,000)	(176,000)
Accounts payable	(366,000)	296,000
Lease liability	(27,000)	(24,000)
Accrued expense and other liabilities	266,000	171,000
Product returns	4,000	(9,000)
Net cash provided by operating activities	2,378,000	3,008,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	-	(529,000)
Net cash used in investing activities	-	(529,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	29,000	54,000
Repurchases of common stock and options	-	(444,000)
Net cash provided by (used in) financing activities	29,000	(390,000)

CHANGE IN CASH	2,407,000	2,089,000
CASH, BEGINNING OF PERIOD	9,897,000	6,336,000
CASH, END OF PERIOD	$12,304,000	$8,425,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Restatement of Financial Statements

On  August 24, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company was advised by Weaver and Tidwell, L.L.P. (“Weaver”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 and June 30, 2021 (collectively, the “Restated Periods”) should be restated to correct historical errors related to the recognition of revenue, and should therefore no longer be relied upon (the “Restatement”).

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

During the three months ended June 30, 2022, the Company did not repurchase any Securities under the Share Repurchase Program.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on October 13, 2022.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
		(Restated)		(Restated)
Net income	$1,446,000	$1,632,000	$2,736,000	$3,037,000
Weighted average common shares - basic	4,555,957	4,392,000	4,555,036	4,349,540
Dilutive effect of outstanding warrants and stock options	403,692	387,520	416,425	406,736
Weighted average common shares - diluted	4,959,649	4,779,520	4,971,461	4,756,276

Net income per common share:
Basic	$0.32	$0.37	$0.60	$0.70
Diluted	$0.29	$0.34	$0.55	$0.64

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying values of the line of credit and long-term financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

While we have concluded that a triggering event did not occur during the three months ended June 30, 2022, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended June 30, 2022 and 2021 represent 70% and 74% of total net revenue, respectively. Net sales to GNC during the six-month periods ended June 30, 2022 and 2021 represent 70% and 69% of total net revenue, respectively.

Gross accounts receivable attributable to GNC as of June 30, 2022 and 2021 represent 77% and 69% of the Company’s total accounts receivable balance, respectively.

For the three months ended June 30, 2022 and 2021, online sales accounted for 26% and 21% of the Company’s net revenue, respectively. For the six months ended June 30, 2021 and 2020, online sales accounted for 26% and 24% of the Company’s net revenue, respectively.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements to consumers, primarily through GNC stores.

The Company accounts for revenues in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

All products sold by the Company are distinct individual products and consist of nutritional supplements and related supplies. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

Control of products we sell transfers to customers upon shipment or delivery from our facilities to our customers, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payments for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

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

Income Taxes

The Company recorded federal income tax expense of $385,000 and $399,000 during the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, the Company recorded federal income tax expense of $694,000 and $724,000 for 2022 and 2021, respectively. The federal income tax expense is non-cash due to the Company’s utilization of federal net operating loss (“NOL”) carryforwards. The Company recorded state income expense of $3,000 and $7,000 for the three months ended June 30, 2022 and 2021, respectively, and $7,000 and a benefit of $3,000 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company had federal NOL carryforwards available to offset future taxable income of approximately $11.8 million.  These NOL carryforwards, along with other book-tax basis differences, resulted in a gross deferred tax asset of approximately $2.9 million.  A valuation allowance of $537,000 has been recorded to reflect the portion of the deferred tax asset that is not expected to be realized under IRS statutory limitations, resulting in a net deferred tax asset of approximately $2.4 million.

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

The total allowance for expiring, excess and slow-moving inventory items as of June 30, 2022 and December 31, 2021 amounted to $103,000 and $56,000 respectively. The Company’s inventories as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Finished goods	$5,329,000	$5,908,000
Components	1,122,000	668,000
Allowance for obsolescence	(103,000)	(56,000)
Total	$6,348,000	$6,520,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of June 30, 2022 and December 31, 2021 as follows:

	June 30,	December 31,
	2022	2021
Equipment	$902,000	$902,000
Accumulated depreciation	(843,000)	(832,000)
Total	$59,000	$70,000

Depreciation expense for the three months ended June 30, 2022 and 2021 was $7,000 and $5,000, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $11,000 and $13,000, respectively.

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

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty. There were no advances on this line outstanding as of June 30, 2022 or December 31, 2022

On September 20, 2022, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to December 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

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

During the six months ended June 30, 2022, the Company made payments resulting in a $28,000 reduction in the lease liability. As of June 30, 2022, lease liability amounted to $130,000. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the six months ended June 30, 2022 was $26,000. The right-of-use asset at June 30, 2022 was $131,000, net of amortization of $349,000.

Six months ended
June 30, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company's unaudited and consolidated statement of operations)	$26,000

Other information
Weighted average remaining lease term - operating leases (in years)	2.1
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At June 30, 2022
Long-term right-of-use assets	$131,000
Current operating lease liabilities	$54,000
Noncurrent operating lease liabilities	76,000
Total operating lease liabilities	$130,000

Maturities of the Company's lease liabilities are as follows (in thousands):

Year ending	Operating leases
2022 (remaining six months)	33,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(15,000)
Present value of lease liabilities	$130,000

NOTE 8 - EQUITY

The Board approved a forward stock split of the Company’s Common Stock at a ratio of 4-for-1 (the “Forward Split”), effective as of December 2, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,555,957 and 4,552,485 shares of Common Stock were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. The Forward Split did not have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

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

The Company recorded $85,000 and $95,000, of stock compensation expense related to RSUs during the three months ended June 30, 2022 and 2021, respectively. The Company recorded $180,000 and $214,000 of stock compensation expense related to RSUs during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $137,000 of unamortized compensation expense associated with the grant of the RSUs.

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

During the six months ended June 30, 2022, the Company did not repurchase any shares of Common Stock under the Share Repurchase Program.

Options

Information regarding options outstanding as of June 30, 2022 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2020	371,140	$2.51	5.9
Issued	128,000	5.03
Exercised	(68,000)	3.48
Forfeited	-	-
Repurchased	(50,840)	3.48
Outstanding, December 31, 2021	380,300	$3.44	6.2
Issued	-	-
Exercised	(3,472)	8.27
Forfeited	-	-
Repurchased	-	-
Outstanding, June 30, 2022	376,828	$3.40	5.8

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$0.70	-	5.24	358,000	6.0	$2.25	294,000	$1.64
$5.25	-	36.09	18,828	1.6	$25.18	18,828	$25.18
			376,828	5.8	$3.40	312,828	$3.06

The closing stock price for the Company’s stock on June 30, 2022 was $10.50, resulting in an intrinsic value of outstanding options of $2,954,000.

During the three-month periods ended June 30, 2022 and 2021, the Company recognized stock compensation expense of $12,000 and $12,000, respectively, related to stock options. For the six months ended June 30, 2022 and 2021, the Company recognized stock compensation expense of $24,000 and $24,000, respectively. As of June 30, 2022 there is $62,000 of unamortized compensation expense related to stock options.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of June 30, 2022 and December 31, 2021 amounted to 143,480. Total intrinsic value as of June 30, 2022 amounted to $1,342,000. During the three months ended June 30, 2022 and year ended December 31, 2021, no warrants were granted and no warrants expired.

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

Restatement of Financial Statements

On August 24, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company was advised by Weaver and Tidwell, L.L.P. (“Weaver”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 and June 30, 2021 (collectively, the “Restated Periods”) should be restated to correct historical errors related to the recognition of revenue, and should therefore no longer be relied upon (the “Restatement”).

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

During the three months ended June 30, 2022, the Company did not repurchase any Securities under the Share Repurchase Program. Under the Share Repurchase Program, the Company may purchase $3,170,000 of shares as of June 30, 2022.

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

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

	Three months ended
	June 30, 2022	June 30, 2021	Change	%
	(Unaudited)
Revenue	$7,999,000	$8,406,000	$(407,000)	(5)%
Cost of goods sold	(4,334,000)	(4,725,000)	391,000	(8)%
Gross profit	3,665,000	3,681,000	(16,000)	(0)%
Operating expenses	(1,840,000)	(1,648,000)	(192,000)	12%
Income from operations	1,825,000	2,033,000	(208,000)	(10)%
Other income	9,000	5,000	4,000	80%
Provision for income tax	(388,000)	(406,000)	18,000	(4)%
Net income	$1,446,000	$1,632,000	$(186,000)	(11)%

Net Sales.  Revenue for the three months ended June 30, 2022 decreased 5% to $7,999,000 as compared to $8,406,000 for the three months ended June 30, 2021. Revenue for the three months ended June 30, 2022 compared to the prior period reflects fluctuations in the timing of orders from our wholesale customers.

Online revenue during the three months ended June 30, 2022 and 2021 was approximately 26% and 21% of total revenue, respectively. Due to the ongoing shift to online purchasing by consumers, e-commerce sales have accounted for a growing percentage of our domestic revenue. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2022 decreased to $4,334,000 as compared to $4,725,000 for the three months ended June 30, 2021. This 8% decrease is principally attributable to lower revenue and the receipt of a rebate from one of the Company’s manufacturers.

Gross Profit.  Gross profit for the three months ended June 30, 2022 was $3,665,000 compared to $3,681,000 for the three months ended June 30, 2021. The decrease in gross profit is principally attributable to lower revenue, which was largely offset by the manufacturer rebate received during the quarter. Gross margin for the three months ended June 30, 2022 increased to 45.8% from 43.8% for the comparable period last year. The increase in gross margin is primarily attributable to the manufacturer rebate and the Company achieving a higher portion of online sales for the three months ended June 30, 2022 compared to the same period of 2021.

General and Administrative Expense. General and administrative expense for the three months ended June 30, 2022 increased to $1,160,000 as compared to $917,000 for the three months ended June 30, 2021. The increase in general and administrative expense was primarily due to $203,000 of merger and acquisition (M&A) expenses related to a transaction that the Company ultimately elected not to pursue and $55,000 of non-recurring expenses relating to the Company’s restatement effort.

Selling and Marketing Expense.  Selling and marketing expense for the three months ended June 30, 2022 decreased to $663,000 as compared to $716,000 for the three months ended June 30, 2021. This decrease is primarily attributable to lower commissions based on lower revenue, as well as lower co-operative marketing expenses paid to one of our wholesale partners.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2022 increased to $17,000 as compared to $15,000 for the three months ended June 30, 2021. The increase is primarily attributable to the amortization of intangibles acquired in the Nutrology acquisition.

Net Income.  We generated net income of $1,446,000 for the three-month period ended June 30, 2022 as compared to net income of $1,632,000 for the three months ended June 30, 2021. The decrease in net income for the three-month period ended June 30, 2022 compared to the same period in 2021 was primarily attributable to a combination of lower revenue and increased general and administrative expense resulting from M&A and restatement activities.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	Six months ended
	June 30, 2022	June 30, 2021	Change	%
	(Unaudited)
Revenue	$15,454,000	$14,005,000	$1,449,000	10%
Cost of goods sold	(8,517,000)	(7,529,000)	(988,000)	13%
Gross profit	6,937,000	6,476,000	461,000	7%
Operating expenses	(3,516,000)	(3,182,000)	(334,000)	10%
Income from operations	3,421,000	3,294,000	127,000	4%
Other income	16,000	464,000	(448,000)	(97)%
Provision for income tax	(701,000)	(721,000)	20,000	(3)%
Net income	$2,736,000	$3,037,000	$(301,000)	(10)%

Net Sales.  Revenue for the six months ended June 30, 2022 increased 10% to $15,454,000 as compared to $14,005,000 for the six months ended June 30, 2021. Revenue for the six months ended June 30, 2022 compared to the prior period reflects increased sales through both our wholesale and online channels.

Online revenue during the six months ended June 30, 2022 and 2021 was approximately 26% and 24% of total revenue, respectively. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2022 increased to $8,517,000 as compared to $7,529,000 for the six months ended June 30, 2021. This 13% increase is principally attributable to higher revenues.

Gross Profit.  Gross profit for the six months ended June 30, 2022 was $6,937,000 compared to $6,476,000 for the six months ended June 30, 2021. The increase in gross profit is principally attributable to higher revenues. Gross margin for the six months ended June 30, 2022 decreased to 44.9% from 46.2% for the comparable period last year. The decrease in gross margin is primarily attributable to higher product costs that were associated with addressing the disruptions in the supply chain to meet the needs of our customers.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2022 increased to $2,142,000 as compared to $1,774,000 for the six months ended June 30, 2021. The increase in general and administrative expense was primarily due to M&A expenses of $208,000 and professional fees of $55,000 related to the Company’s restatement analysis.

Selling and Marketing Expense.  Selling and marketing expense for the six months ended June 30, 2022 decreased to $1,343,000 as compared to $1,385,000 for the six months ended June 30, 2021. This decrease is primarily attributable to lower advertising expense for the six months ended June 30, 2022 compared to the same period in 2021.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2022 increased to $31,000 as compared to $23,000 for the six months ended June 30, 2021. The increase is primarily attributable to the amortization of intangibles acquired in the Nutrology acquisition.

Net Income.  We generated net income of $2,736,000 for the six months ended June 30, 2022 as compared to net income of $3,037,000 for the six months ended June 30, 2021. The decrease in net income for the six months ended June 30, 2022 compared to the same period in 2021 was primarily attributable to forgiveness of the PPP loan that was recorded during the first six months of 2021, as well as increased general and administrative expense resulting from M&A activities and restatement-related costs during the six months ended June 30, 2022.

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

As presented below, non-GAAP EBITDA excludes interest, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, stock-based compensation, acquisition related costs, restatement related costs and non-recurring gains or losses. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,446,000	$1,632,000	$2,736,000	$3,037,000
Interest income, net	(9,000)	(5,000)	(16,000)	(11,000)
Provision for income taxes	388,000	406,000	701,000	721,000
Depreciation and amortization	17,000	15,000	31,000	23,000
EBITDA	1,842,000	2,048,000	3,452,000	3,770,000
Non-cash and non-recurring adjustments
Stock compensation expense	97,000	107,000	204,000	238,000
M&A/integration expenses	203,000	71,000	208,000	95,000
Restatement related costs	55,000	-	55,000	-
Non-recurring gains	-	-	-	(453,000)
Adjusted EBITDA	$2,197,000	$2,226,000	$3,919,000	$3,650,000

Liquidity and Capital Resources

At June 30, 2022, we had positive working capital of approximately $17,320,000, compared to $13,626,000 at December 31, 2021. Our principal sources of liquidity at June 30, 2022 consisted of $12,304,000 of cash and $2,122,000 of accounts receivable.

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

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month LIBOR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty. No borrowings are outstanding as of June 30, 2022.

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

Cash Provided by Operations.  Cash provided by operating activities for the six months ended June 30, 2022 was $2,378,000, as compared to cash provided by operations of $3,008,000 for the six months ended June 30, 2021. The decrease in cash provided by operating activities is primarily attributable to increased working capital needs when compared to the same period of 2021.

Cash Provided by (Used in) Investing Activities. There was no cash used in investing activities for the six months ended June 30, 2022. The Company used $529,000 for the six months ended June 30, 2021.

Cash Provided by (Used in) Financing Activities. Cash provided by financing activities for the six months ended June 30, 2022 was $29,000 as compared to cash used in financing activities of $390,000 during the six months ended June 30, 2021.

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

While we have concluded that a triggering event did not occur during the three months ended June 30, 2022, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

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

Control of products we sell transfers to customers upon shipment or delivery from our facilities to our customers, and the Company’s performance obligations are satisfied at that time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than promised goods to the customer. Payments for sales are generally made by check, credit card, or wire transfer. Historically the Company has not experienced any significant payment delays from customers.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of June 30, 2022, the Company had a zero balance under its existing Line of Credit.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended June 30, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2020 and 2019 and our interim financial information for the quarterly periods ended June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of June 30, 2022 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.  The material weaknesses resulted in reporting errors requiring a restatement of our financial statements for Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods").

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our comprehensive Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on October13, 2022. Except as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended June 30, 2022.

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