Form 10-Q
period 2022-09-30
FITLIFE BRANDS, INC.
filed 2022-11-10
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, a total of 4,543,957 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Quarterly Report, includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS:	September 30,	December 31,
	2022	2021
	(Unaudited)
CURRENT ASSETS
Cash	$14,929,000	$9,897,000
Accounts receivable, net of allowance of doubtful accounts of $50,000 and $55,000, respectively	1,535,000	945,000
Inventories, net of allowance for obsolescence of $203,000 and $56,000, respectively	7,578,000	6,520,000
Prepaid expenses and other current assets	229,000	322,000
Total current assets	24,271,000	17,684,000

Property and equipment, net	53,000	70,000
Right of use asset, net of amortization of $363,000 and $322,000, respectively	117,000	158,000
Intangibles, net of amortization of $62,000 and $30,000, respectively	160,000	192,000
Goodwill	358,000	358,000
Deferred tax asset	1,992,000	3,045,000
TOTAL ASSETS	$26,951,000	$21,507,000

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$3,966,000	$2,880,000
Accrued expense and other liabilities	625,000	491,000
Product returns	617,000	632,000
Lease liability - current portion	54,000	55,000
Total current liabilities	5,262,000	4,058,000

Long-term lease liability, net of current portion	63,000	103,000
TOTAL LIABILITIES	5,325,000	4,161,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of September 30, 2022 and December 31, 2021
Common stock, $0.01 par value, 60,000,000 shares authorized; 4,555,957 and 4,552,485 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	46,000	46,000
Treasury stock, 0 and 881,311 shares, respectively	-	(2,087,000)
Additional paid-in capital	30,766,000	32,529,000
Accumulated deficit	(9,186,000)	(13,142,000)
TOTAL STOCKHOLDERS' EQUITY	21,626,000	17,346,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,951,000	$21,507,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021

Revenue	$8,314,000	$6,705,000	$23,433,000	$20,710,000
Cost of goods sold	5,070,000	3,760,000	13,587,000	11,289,000
Gross profit	3,244,000	2,945,000	9,846,000	9,421,000

OPERATING EXPENSES:
Selling, general and administrative	1,686,000	1,496,000	4,834,000	4,655,000
Depreciation and amortization	17,000	18,000	49,000	41,000
Total operating expenses	1,703,000	1,514,000	4,883,000	4,696,000
OPERATING INCOME	1,541,000	1,431,000	4,963,000	4,725,000

OTHER INCOME
Interest income	(43,000)	(7,000)	(59,000)	(18,000)
Gain on debt forgiveness	-	-	-	(453,000)
Total other income	(43,000)	(7,000)	(59,000)	(471,000)

PRE-TAX NET INCOME	1,584,000	1,438,000	5,022,000	5,196,000

PROVISION FOR INCOME TAXES	364,000	313,000	1,066,000	1,034,000

NET INCOME	$1,220,000	$1,125,000	$3,956,000	$4,162,000

NET INCOME PER SHARE
Basic	$0.27	$0.25	$0.87	$0.95
Diluted	$0.24	$0.23	$0.79	$0.87
Basic weighted average common shares	4,555,957	4,422,760	4,555,347	4,374,212
Diluted weighted average common shares	4,988,271	4,818,096	4,978,828	4,808,708

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

THREE MONTHS ENDED SEPTEMBER 30, 2022

JUNE 30, 2022	4,555,957	$46,000	$-	$30,675,000	$(10,406,000)	$20,315,000

Stock-based compensation	-	-	-	91,000	-	91,000
Net income	-	-	-	-	1,220,000	1,220,000

SEPTEMBER 30, 2022	4,555,957	$46,000	$-	$30,766,000	$(9,186,000)	$21,626,000

THREE MONTHS ENDED SEPTEMBER 30, 2021

JUNE 30, 2021	4,422,760	$42,000	$(2,050,000)	$32,282,000	$(15,515,000)	$14,759,000

Stock-based compensation	80,000	-	-	107,000	-	107,000
Net income	-	-	-	-	1,125,000	1,125,000

SEPTEMBER 30, 2021	4,502,760	$42,000	$(2,050,000)	$32,389,000	$(14,390,000)	$15,991,000

NINE MONTHS ENDED SEPTEMBER 30, 2022

DECEMBER 31, 2021	4,552,485	$46,000	$(2,087,000)	$32,529,000	$(13,142,000)	$17,346,000

Retirement of treasury shares	-	-	2,087,000	(2,087,000)	-	-
Exercise of stock options	3,472	-	-	29,000	-	29,000
Stock-based compensation	-	-	-	295,000	-	295,000
Net income	-	-	-	-	3,956,000	3,956,000

SEPTEMBER 30, 2022	4,555,957	$46,000	$-	$30,766,000	$(9,186,000)	$21,626,000

NINE MONTHS ENDED SEPTEMBER 30, 2021

DECEMBER 31, 2020	4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000

Repurchase of common stock	(36,092)	-	(260,000)	-	-	(260,000)
Exercise of stock options	15,580	-	-	54,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	280,000	-	-	345,000	-	345,000
Net income	-	-	-	-	4,162,000	4,162,000

SEPTEMBER 30, 2021	4,502,760	$42,000	$(2,050,000)	$32,389,000	$(14,390,000)	$15,991,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine months ended September 30
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,956,000	$4,162,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,000	41,000
Right of use asset amortization and lease liability	41,000	37,000
Allowance for doubtful accounts	(5,000)	13,000
Allowance for inventory obsolescence	147,000	(19,000)
Stock compensation expense	295,000	345,000
Forgiveness of PPP loan	-	(453,000)
Changes in operating assets and liabilities:
Accounts receivable	(585,000)	572,000
Inventories	(1,205,000)	(2,786,000)
Deferred tax asset	1,053,000	1,034,000
Prepaid expense and other current assets	93,000	(77,000)
Accounts payable	1,086,000	354,000
Lease liability	(41,000)	(37,000)
Accrued expense and other liabilities	134,000	(39,000)
Product returns	(15,000)	53,000
Net cash provided by operating activities	5,003,000	3,200,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Nutrology	-	(529,000)
Net cash used in investing activities	-	(529,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	29,000	54,000
Repurchases of common stock and options	-	(444,000)
Net cash provided by (used in) financing activities	29,000	(390,000)

CHANGE IN CASH	5,032,000	2,281,000
CASH, BEGINNING OF PERIOD	9,897,000	6,336,000
CASH, END OF PERIOD	$14,929,000	$8,617,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, Nutrology, and Metis Nutrition (together, “NDS Products”); and (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"). The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the over-the-counter market.

Recent Developments

Filing of Form 15

On July 18, 2022, the Company filed a Form 15-12G (the “Form 15”) with the Securities and Exchange Commission (the “SEC”) whereby, under Rule 12g-4(a)(1), the Company certified the deregistration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and terminated its duty to file reports under Sections 13 and 15(d) of the Exchange Act. On October 14, 2022, the Company withdrew the Form 15 and has returned to current filer status.

Restatement of Financial Statements

On  August 24, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company was advised by Weaver and Tidwell, L.L.P. (“Weaver”), its registered independent public accounting firm as of that date, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 and June 30, 2021 (collectively, the “Restated Periods”) should be restated to correct historical errors related to the recognition of revenue, and should therefore no longer be relied upon (the “Restatement”).

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

During the nine months ended September 30, 2022, the Company did not repurchase any Securities under the Share Repurchase Program.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our 2021 Form 10-K.

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

Basic and Diluted Income Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income	$1,220,000	$1,125,000	$3,956,000	$4,162,000
Weighted average common shares - basic	4,555,957	4,422,760	4,555,347	4,374,212
Dilutive effect of outstanding warrants and stock options	432,314	395,336	423,481	434,496
Weighted average common shares - diluted	4,988,271	4,818,096	4,978,828	4,808,708

Net income per common share:
Basic	$0.27	$0.25	$0.87	$0.95
Diluted	$0.24	$0.23	$0.79	$0.87

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our consolidated balance sheets.

Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

While we have concluded that a triggering event did not occur during the nine months ended September 30, 2022, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Customer Concentration

Net sales to GNC during the three-month periods ended September 30, 2022 and 2021 represent 69% and 68% of total net revenue, respectively. Net sales to GNC during the nine-month periods ended September 30, 2022 and 2021 represent 69% and 69% of total net revenue, respectively.

Gross accounts receivable attributable to GNC as of September 30, 2022 and September 30, 2021 represent 71% and 77% of the Company’s total accounts receivable balance, respectively.

For the three months ended September 30, 2022 and 2021, online sales accounted for 26% and 25% of the Company’s net revenue, respectively. For the nine months ended September 30, 2022 and 2021, online sales accounted for 26% and 24% of the Company’s net revenue, respectively.

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

Income Taxes

The Company recorded federal income tax expense of $360,000 and $311,000 during the three months ended September 30, 2022 and 2021, respectively. The federal income tax expense is non-cash due to the Company’s utilization of federal net operating loss (“NOL”) carryforwards. The Company recorded state income tax expense of $4,000 and $2,000 for the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company had federal NOL carryforwards available to offset future taxable income of approximately $10.3 million.  These NOL carryforwards, along with other book-tax basis differences, resulted in a gross deferred tax asset of approximately $2.5 million.  A valuation allowance of $537,000 has been recorded to reflect the portion of the deferred tax asset that is not expected to be realized under IRS statutory limitations, resulting in a net deferred tax asset of approximately $2.0 million.

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

The total allowance for expiring, excess and slow-moving inventory items as of September 30, 2022 and December 31, 2021 amounted to $203,000 and $56,000 respectively. The Company’s inventories as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Finished goods	$6,867,000	$5,908,000
Components	914,000	668,000
Allowance for obsolescence	(203,000)	(56,000)
Total	$7,578,000	$6,520,000

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of September 30, 2022 and December 31, 2021 as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Equipment	$902,000	$902,000
Accumulated depreciation	(849,000)	(832,000)
Total	$53,000	$70,000

Depreciation expense for the three months ended September 30, 2022 and 2021 was $7,000 and $7,000, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $17,000 and $20,000, respectively.

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

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month SOFR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty. There were no advances on this line outstanding as of September 30, 2022 or December 31, 2022

On September 20, 2022, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to December 23, 2022. All other terms of the Line of Credit Agreement remain unchanged.

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

During the nine months ended September 30, 2022, the Company made payments resulting in a $41,000 reduction in the lease liability. As of September 30, 2022, lease liability amounted to $117,000. ASC 842 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Rent expense, including real estate taxes, for the nine months ended September 30, 2022 was $39,000. The right-of-use asset at September 30, 2022 was $117,000, net of amortization of $363,000.

Nine months ended
September 30, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company's unaudited and consolidated statement of operations)	$39,000

Other information
Weighted average remaining lease term - operating leases (in years)	1.9
Average discount rate - operating leases	9%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At September 30, 2022
Long-term right-of-use assets	$117,000
Current operating lease liabilities	$54,000
Noncurrent operating lease liabilities	63,000
Total operating lease liabilities	$117,000

Maturities of the Company's lease liabilities are as follows:

Year ending	Operating leases
2022 (remaining three months)	14,000
2023	61,000
2024	51,000
Less: Imputed interest/present value discount	(9,000)
Present value of lease liabilities	$117,000

NOTE 8 - EQUITY

The Board approved a forward stock split of the Company’s Common Stock at a ratio of 4-for-1 (the “Forward Split”), effective as of December 2, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,555,957 and 4,552,485 shares of Common Stock were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. The Forward Split did not have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

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

The Company recorded $54,000 and $95,000 of stock compensation expense related to RSUs during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $234,000 and $256,000 of stock compensation expense related to RSUs during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $82,000 of unamortized compensation expense associated with the grant of the RSUs.

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

During the nine months ended September 30, 2022, the Company did not repurchase any shares of Common Stock under the Share Repurchase Program.

Treasury Shares

In January 2022, the Company retired all treasury shares. As of September 30, 2022, there are no shares held in treasury.

Options

Information regarding options outstanding as of September 30, 2022 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2020	371,140	$2.51	5.9
Issued	128,000	5.03
Exercised	(68,000)	3.48
Forfeited	-	-
Repurchased	(50,840)	3.48
Outstanding, December 31, 2021	380,300	$3.44	6.2
Issued	10,000	15.65
Exercised	(3,472)	8.27
Forfeited	(408)	32.48
Repurchased	-	-
Outstanding, September 30, 2022	386,420	$3.68	5.5

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$0.70	-	5.24	358,000	5.7	$2.25	294,000	$1.64
$5.25	-	36.09	28,420	2.6	$21.72	20,920	$23.90
			386,420	5.5	$3.68	314,920	$3.12

The closing stock price for the Company’s stock on September 30, 2022 was $16.00, resulting in an intrinsic value of outstanding options of $4,949,000.

On August 15, 2022, the Company granted Mr. Jakob York, Chief Financial Officer, options to purchase 10,000 shares of Common Stock with an exercise price of $15.65, which vested (i) one fourth immediately on the date of the grant, and (ii) in three equal annual installments thereafter, and which expire on August 16, 2027.

The Company recorded $37,000 and $12,000 of stock compensation expense related to stock options during the three months ended September 30, 2022 and 2021, respectively. During the nine-month periods ended September 30, 2022 and 2021, the Company recognized stock compensation expense of $61,000 and $89,000, respectively, related to stock options.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of September 30, 2022 and December 31, 2021 amounted to 143,480. Total intrinsic value as of September 30, 2022 amounted to $2,131,000. During the three months ended September 30, 2022 and year ended December 31, 2021, no warrants were granted and no warrants expired.

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

NOTE 10 – SUBSEQUENT EVENT

Subsequent to the end of the quarter, the Company repurchased 12,000 shares at a price of $15.50 per share in a private transaction.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, Nutrology, and Metis Nutrition (together, “NDS Products”); and (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"). The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the over-the-counter market.

Recent Developments

Filing of Form 15

On July 18, 2022, the Company filed a Form 15-12G (the “Form 15”) with the Securities and Exchange Commission (the “SEC”) whereby, under Rule 12g-4(a)(1), the Company certified the deregistration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and terminated its duty to file reports under Sections 13 and 15(d) of the Exchange Act. On October 14, 2022, the Company withdrew the Form 15 and has returned to current filer status.

Restatement of Financial Statements

On August 24, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company was advised by Weaver and Tidwell, L.L.P. (“Weaver”), its registered independent public accounting firm as of the date, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in its Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 and June 30, 2021 (collectively, the “Restated Periods”) should be restated to correct historical errors related to the recognition of revenue, and should therefore no longer be relied upon (the “Restatement”).

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

During the nine months ended September 30, 2022, the Company did not repurchase any Securities under the Share Repurchase Program. Under the Share Repurchase Program, the Company may purchase $3,170,000 of Securities as of September 30, 2022.

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

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

	Three months ended
	September 30, 2022	September 30, 2021	Change ($)	Change (%)
	(Unaudited)
Revenue	$8,314,000	$6,705,000	$1,609,000	24%
Cost of goods sold	5,070,000	3,760,000	1,310,000	35%
Gross profit	3,244,000	2,945,000	299,000	10%
Gross margin percentage	39.0%	43.9%
Operating expenses:
Selling, general and administrative	1,686,000	1,496,000	190,000	13%
Depreciation and amortization	17,000	18,000	(1,000)	(6)%
Total operating expenses	1,703,000	1,514,000	189,000	12%
Income from operations	1,541,000	1,431,000	110,000	8%
Other income	43,000	7,000	36,000	NM %
Provision for income tax	(364,000)	(313,000)	(51,000)	16%
Net income	$1,220,000	$1,125,000	$95,000	8%

Revenue.  Revenue for the three months ended September 30, 2022 increased 24% to $8,314,000 as compared to $6,705,000 for the three months ended September 30, 2021. Revenue for the three months ended September 30, 2022 compared to the prior period reflects increased demand from both wholesale and online channels.

Online revenue during the three months ended September 30, 2022 and 2021 was approximately 26% and 25% of total revenue, respectively. Due to the ongoing shift to online purchasing by consumers, e-commerce sales have accounted for a growing percentage of our domestic revenue. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2022 increased to $5,070,000 as compared to $3,760,000 for the three months ended September 30, 2021. This 35% increase is principally attributable to higher revenue, partially offset by increased product procurement cost due to inflationary pressures.

Gross Profit.  Gross profit for the three months ended September 30, 2022 was $3,244,000 compared to $2,945,000 for the three months ended September 30, 2021. The increase in gross profit is principally attributable to higher revenue. Gross margin as a percentage of sales for the three months ended September 30, 2022 decreased to 39.0% from 43.9% for the comparable period last year. The decrease in gross margin is primarily attributable to higher product costs associated with disruptions in the supply chain. Product costs have largely stabilized in recent months and, for certain ingredients, have begun to decline. We expect that the recent margin pressure will be temporary as production costs decline and as higher-margin online sales become a larger percentage of the Company’s total revenue.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2022 increased to $1,686,000 as compared to $1,496,000 for the three months ended September 30, 2021. The increase in selling, general and administrative expense was primarily due to $220,000 of non-recurring expenses relating to the Company’s Restatement effort.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2022 decreased to $17,000 as compared to $18,000 for the three months ended September 30, 2021.

Net Income.  We generated net income of $1,220,000 for the three-month period ended September 30, 2022 as compared to net income of $1,125,000 for the three months ended September 30, 2021. The increase in net income for the three-month period ended September 30, 2022 compared to the same period in 2021 was primarily attributable to a combination of higher revenue, partially offset by increased general and administrative expense resulting from costs associated with the Company’s Restatement.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	Nine months ended
	September 30, 2022	September 30, 2021	Change ($)	Change (%)
	(Unaudited)
Revenue	$23,433,000	$20,710,000	$2,723,000	13%
Cost of goods sold	13,587,000	11,289,000	2,298,000	20%
Gross profit	9,846,000	9,421,000	425,000	5%
Gross margin percentage	42.0%	45.5%
Operating expenses:
Selling, general and administrative	4,834,000	4,655,000	179,000	4%
Depreciation and amortization	49,000	41,000	8,000	20%
Total operating expenses	4,883,000	4,696,000	187,000	4%
Income from operations	4,963,000	4,725,000	238,000	5%
Other income	59,000	471,000	(412,000)	NM %
Provision for income tax	(1,066,000)	(1,034,000)	(32,000)	3%
Net income	$3,956,000	$4,162,000	$(206,000)	(5)%

Revenue.  Revenue for the nine months ended September 30, 2022 increased 13% to $23,433,000 as compared to $20,710,000 for the nine months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 compared to the prior period reflects increased sales through both our wholesale and online channels.

Online revenue during the nine months ended September 30, 2022 and 2021 was approximately 26% and 24% of total revenue, respectively. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

Cost of Goods Sold.  Cost of goods sold for the nine months ended September 30, 2022 increased to $13,587,000 as compared to $11,289,000 for the nine months ended September 30, 2021. This 20% increase is principally attributable to higher revenue.

Gross Profit.  Gross profit for the nine months ended September 30, 2022 was $9,846,000 compared to $9,421,000 for the nine months ended September 30, 2021. The increase in gross profit is principally attributable to higher revenue. Gross margin as a percentage of sales for the nine months ended September 30, 2022 decreased to 42.0% from 45.5% for the comparable period last year. The decrease in gross margin is primarily attributable to higher product costs associated with disruptions in the supply chain. Product costs have largely stabilized in recent months and, for certain ingredients, have begun to decline. We expect that the recent margin pressure will be temporary as production costs decline and as higher-margin online sales become a larger percentage of the Company’s total revenue.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2022 increased to $4,834,000 as compared to $4,655,000 for the nine months ended September 30, 2021. The increase in selling, general and administrative expense was primarily due to Restatement and Merger and Acquisition (M&A) related expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2022 increased to $49,000 as compared to $41,000 for the nine months ended September 30, 2021. The increase is primarily attributable to the amortization of intangibles acquired in the Nutrology acquisition.

Net Income.  We generated net income of $3,956,000 for the nine months ended September 30, 2022 as compared to net income of $4,162,000 for the nine months ended September 30, 2021. The decrease in net income for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily attributable to increased general and administrative expense resulting from M&A activities and Restatement-related costs during the nine months ended September 30, 2022, as well as forgiveness of the PPP Loan (as defined in "Liquidity and Capital Resources" below), that occurred during the first nine months of 2021.

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

As presented below, non-GAAP EBITDA excludes interest, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, stock-based compensation, M&A/integration expenses, Restatement-related costs and non-recurring gains or losses. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,220,000	$1,125,000	$3,956,000	$4,162,000
Interest income, net	(43,000)	(7,000)	(59,000)	(18,000)
Provision for income taxes	364,000	313,000	1,066,000	1,034,000
Depreciation and amortization	17,000	18,000	49,000	41,000
EBITDA	1,558,000	1,449,000	5,012,000	5,219,000
Non-cash and non-recurring adjustments
Stock compensation expense	91,000	107,000	295,000	345,000
M&A/integration expenses	6,000	109,000	214,000	204,000
Restatement-related costs	220,000	-	275,000	-
Non-recurring gains	-	-	-	(453,000)
Adjusted EBITDA	$1,875,000	$1,665,000	$5,796,000	$5,315,000

Liquidity and Capital Resources

At September 30, 2022, we had positive working capital of approximately $19,009,000, compared to $13,626,000 at December 31, 2021. Our principal sources of liquidity at September 30, 2022 consisted of $14,929,000 of cash and $1,535,000 of accounts receivable.

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

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month SOFR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty. No borrowings are outstanding as of September 30, 2022.

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

Cash Provided by Operations.  Cash provided by operating activities for the nine months ended September 30, 2022 was $5,003,000, as compared to cash provided by operations of $3,200,000 for the nine months ended September 30, 2021. The increase in cash provided by operating activities is primarily attributable to the company’s efforts in 2021 to increase inventory levels to ensure availability of products due to global supply chain constraints resulting from the COVID-19 pandemic.

Cash Used in Investing Activities. There was no cash used in investing activities for the nine months ended September 30, 2022. The Company used $529,000 for the nine months ended September 30, 2021 for the acquisition of Nutrology.

Cash Provided by (Used in) Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2022 was $29,000 as compared to cash used in financing activities of $390,000 during the nine months ended September 30, 2021.

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

While we have concluded that a triggering event did not occur during the three months ended September 30, 2022, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of September 30, 2022, the Company had a zero balance under its existing Line of Credit.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended September 30, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2020 and 2019 and our interim financial information for the quarterly periods ended June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

Notwithstanding the material weaknesses described in Management's Report on Internal Control Over Financial Reporting, our management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective as of September 30, 2022 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.  The material weaknesses resulted in reporting errors requiring a restatement of our financial statements for Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods").

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2022.

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

Registrant	FitLife Brands, Inc.

Date: November 10, 2022	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: November 10, 2022	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)