Form 10-K
period 2022-12-31
FITLIFE BRANDS, INC.
filed 2023-03-24
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $21,079,000.

As of March, 2023, there were 4,446,161 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from FitLife Brands, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2023.

FITLIFE BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022 AND 2021

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

Recent Developments

Entry into Arrangement Agreement

On December 4, 2022, FitLife entered into an Arrangement Agreement (the “Arrangement Agreement”) with 1000374984 Ontario Inc. (“Subsidiary”, and collectively with FitLife, the “Company”), and Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC for a total cash purchase price of approximately $17.0 million (CAD $23.2 million), of which approximately $10.4 million (CAD $14.2 million) would be used to retire all of MRC’s outstanding indebtedness, and approximately $6.6 million (CAD $9.0 million) would be used to purchase all issued and outstanding shares of MRC from its current shareholders (collectively, the “Purchase Price”) (the “Acquisition”).

The Arrangement Agreement was subject to the terms and conditions of the Plan of Arrangement, attached to the Arrangement Agreement as Schedule A (“Plan”), which Plan was made in accordance with Section 182 of the Ontario Business Corporations Act and required a court order approving the Plan.  Further, to finance the acquisition of MRC, which amount was paid in all cash, the Company’s principal bank, First Citizens Bank (the “Bank”), agreed to provide up to $12.5 million in debt financing. The obligations of the Company and MRC to consummate the Acquisition were subject to certain closing conditions, including, but not limited to, (i) the taking of all steps set forth in the Interim Order (as defined in the Arrangement Agreement) and Final Order (as defined in the Arrangement Agreement); (ii) the approval of MRC’s shareholders, and (iii) receipt of any necessary regulatory approvals.

Subsequent to the end of the fiscal year, the Acquisition was consummated on February 28, 2023.

Entry into Amended and Restated Credit Agreement

On February 23, 2023 (the “Loan Closing Date”), the Company entered into an Amended and Restated Credit Agreement with the Bank (the “Credit Agreement”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12.5 million (“Term Loan”), and a revolving line of credit of $3.5 million (the “Credit Line”, and collectively with the Term Loan, the “Loan”). The Company used the proceeds from the Loan to fund the consummation of the Acquisition (as defined below), and for general working capital purposes, including those of MRC (as defined below).

Pursuant to the Credit Agreement: (A) the Term Loan (i) accrues interest at a per annum rate equal to 2.75% above the one-month forward-looking term rate (the “Applicable Rate”), based on the secured overnight financing rate published for such day by the Federal Reserve Bank of New York (“Term SOFR Rate”), as in effect two banking days, subject to certain limitations, prior to (a) the Loan Closing Date, in the case of the initial Term SOFR Rate, and, (b) thereafter, the applicable first day of each calendar month (“Rate Adjustment Date”), adjusted for any reserve requirement and any subsequent costs arising from a change in government regulation; and (ii) and the Company shall make payments on March 10th, June 10th, September 10th, and December 10th of each calendar year, commencing on June 10, 2023, of principal plus accrued interest on the Term Loan in amounts sufficient to fully amortize the Term Loan through February 28, 2028 (the “Term Loan Maturity Date”), with all principal and accrued interest on the Term Loan being due and payable in full on the Term Loan Maturity Date; and (B) outstanding advances under the Line of Credit (“Advances”) will accrue interest at the Applicable Rate, and commencing on April 1, 2023, and continuing on the 1st day of each calendar month thereafter until December 23, 2023, or the date of the termination in whole of the Line of Credit as otherwise set forth in the Amended and Restated Agreement (the “LOC Termination Date”), the Company shall make payments of accrued interest on Advances, and all principal and accrued interest on outstanding Advances shall be due and payable in full on the LOC Termination Date. The Company may prepay amounts borrowed under the Loan, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all Obligations, with interest thereon, immediately due and payable. The Credit Agreement further contains: (X) customary representations and warranties of the Company; (Y) customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and (Z) customary affirmative and negative covenants, including, without limitation, covenants: (i) to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2023; (ii) to maintain a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024; (iii) not to incur any indebtedness, except indebtedness already incurred on the date of the Credit Agreement, incurred for capital leases and purchase money obligations for fixed assets less than $100,000 without the Bank’s prior approval, and payable to trade creditors in the ordinary course of business; (iv) not to undertake certain fundamental or corporate changes; and (v) not to make certain Dispositions (as defined in the Credit Agreement).

Also on the Loan Closing Date, in connection with the Credit Agreement, the Company: (A) entered into a term note evidencing the Term Loan (the “Term Note”); (B) entered into a Security Agreement, by and between the Company, NDS Nutrition Products, Inc. (“NDS”), iSatori, Inc. (“IS”), Subsidiary (Subsidiary is collectively with the Company, NDS, and IS, the “Debtors”), and the Bank (the “Security Agreement”), pursuant to which all of the Company’s obligations arising from or related to the Loan (the “Obligations”) will be secured by the following assets of each of the Debtors: (i) accounts, contract rights, documents, documents of title, payment intangibles, investment property, chattel paper, instruments, deposit accounts and letter of credit right; (ii) inventory; (iii) equipment; (iv) general intangibles, including any intellectual property, consisting of any licenses, patents, copyrights, trademarks, proprietary source code or domain names; (v) accessions, attachments and other additions to the collateral; (vi) substitutes or replacements for any collateral, all proceeds, products, rents and profits of any collateral, all rights under warranties and insurance contracts covering the collateral, and any causes of action relating to the collateral; and (vii) books and records pertaining to any Collateral, including but not limited to any computer-readable memory and any computer hardware or software necessary to process such memory; and (C) approved that NDS, IS, and Ontario (collectively, the “Subsidiaries”) entered into a Guaranty Agreement with the Bank (the “Guaranty Agreement”), pursuant to which satisfaction of the Obligations by the Company are guaranteed by each of the Subsidiaries.

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

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold both nationally and internationally. The Company currently markets more than 90 different NDS Products to more than 770 GNC franchise locations located in the United States, as well as to additional franchise locations in other countries, all of which are distributed through GNC’s distribution system. In addition, following the launch of Metis Nutrition, we distribute products through more than 1,575 corporate GNC stores in the United States. We sell iSatori Products through more than 17,000 specialty, mass, and online retail locations. A complete product list is available on our website at fitlifebrands.com.

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

Product Reformulations and New Product Identification

From time to time we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 10 new products during the year ended December 31, 2022, which included 3 completely new products and 7 product reformulations and flavor extensions, and we introduced a total of 15 new products during the year ended December 31, 2021, which included 4 completely new products and 11 product reformulations and flavor extensions.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempt to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through more than 770 GNC franchise locations located throughout the United States. The Company also distributes NDS Products to additional franchise locations in other countries. In 2014, the Company transitioned distribution of NDS Products to GNC’s centralized distribution platform. Prior to the change, the majority of the Company’s revenue was realized upon direct shipment of NDS Products to individual franchise locations. For the years ended December 31, 2022 and 2021, the majority of NDS Product sales were through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally. In addition, we relaunched our Core Active brand as a new online-exclusive brand. The GNC domestic franchise market remains the core of our operations. Management is committed to continue to work collaboratively with GNC and its franchisees to build on our established track record of growth and innovation.

iSatori Products

iSatori Products are distributed directly to consumers through the Company's own websites and through other e-commerce platforms such as Amazon.com, Inc. ("Amazon"), as well as through the specialty, drug and mass-market distribution channels. iSatori products are currently sold in over 17,000 retail locations.

In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s sales employees and management to oversee the drug and mass-market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. In addition to the Company’s online distribution channels for direct-to-consumer sales, major iSatori customers include CVS, Rite Aid, Vitamin Shoppe, Walgreens and Wal-Mart.

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

The Company formulates its products using proprietary ingredient formulations, flavorings and delivery systems. To further protect its product formulations and flavors, the Company may enter into agreements with manufacturers that provide exclusivity to certain products formulations and delivery technologies. When appropriate, the Company will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations. We have abandoned or not pursued efforts to register certain other patents and marks identifying other items in our product line for various reasons, including the inability of some names to qualify for registration or patent applications to qualify for patent protection, and due to our abandonment of certain such products. All trademark registrations are protected for a period of ten years and then are renewable thereafter if still in use.

Employees

We had 27 and 25 full-time employees as of December 31, 2022 and 2021, respectively. In addition, the Company retains consultants for certain services on an as-needed basis. We consider our employee relations to be good.

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

Risk Factors Relating to our Business and Industry

The Company was profitable during the years ended December 31, 2022 and 2021. However, we may not be able to achieve sustained profitability. Our failure to sustain profitability or effectively manage growth could result in net losses, and therefore negatively affect our financial condition.

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

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 67% and 71% of our total sales for the years ended December 31, 2022 and 2021, respectively. GNC’s franchisees are not required to carry our products. In the event GNC ceases purchasing products from us, or otherwise reduces its purchases, our total revenue will be negatively impacted, and such impact could be material. Moreover, the transition to GNC’s centralized distribution system has had the effect of concentrating the majority of our accounts receivable with a single payor. Prior to the transition, we collected receivables from numerous franchisees. We anticipate that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that our sales to GNC decrease, our results from operations will be negatively affected, and such effect may be material.

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

In addition, although we continued efforts to expand international distribution for our products in the years ended December 31, 2022 and 2021, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

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

Uncertain or unfavorable economic conditions, including during periods of high inflation, recessions or other economic disruption, or as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products, increase our costs or otherwise adversely affect us.

The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. For instance in 2022, the U.S. experienced significantly heightened inflationary pressures which have continued into 2023. In periods of adverse or uncertain economic conditions, including during periods of high inflation or recession concerns, or as a result of the COVID-19 pandemic, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Also, as a result of economic conditions, we may be unable to raise our prices sufficiently to protect profit margins. We experienced inflationary headwinds across our business during 2022, and we expect inflationary pressures to continue into 2023. This trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings. Further, uncertain or unfavorable economic conditions, has and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Current global geopolitical tensions, including related to Ukraine, may exacerbate any economic downturn and inflation. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenue can be subject to wide price swings. For example, the closing price of our Common Stock has ranged from a high of $17.00 to a low of $9.50 during the year ending December 31, 2022. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

We may issue Preferred Stock with rights senior to the Common Stock.

Our Articles of Incorporation authorize the issuance of up to 10.0 million shares of preferred stock, par value $0.01 per share ("Preferred Stock") in the aggregate. Currently, we have the following classes of Preferred Stock authorized, and therefore could be issued without shareholder approval: (i) 1,000 shares of Series A Preferred Stock, par value $0.01 per share, are authorized (the “Series A Preferred”); and (ii) 2,000 shares of Series B Junior Participating Preferred Stock, par value $0.01. However, the rights and preferences of any class or series of preferred stock, were we to designate or issue additional shares of Preferred Stock, would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our Common Stock.

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

Risk Factors Related to the Acquisition and the Arrangement Agreement

We may experience difficulties in integrating the operations of MRC into our business and in realizing the expected benefits of the Acquisition.

The success of the Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of MRC with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of MRC with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred, and will continue to incur, significant costs in connection with the Acquisition. The substantial majority of these costs are non-recurring expenses related to the Acquisition. We may incur additional costs in the integration of MRC’s business, and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Acquisition.

The Acquisition will present challenges associated with integrating operations, personnel, and other aspects of the companies and assumption of liabilities that may exist at MRC and which may be known or unknown by the Company.

The results of the combined company following the Acquisition will depend in part upon the Company’s ability to integrate MRC’s business with the Company’s business in an efficient and effective manner. The Company’s attempt to integrate two companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. In addition, the combined company may adjust the way in which MRC or the Company has conducted its operations and utilized its assets, which may require retraining and development of new procedures and methodologies. The process of integrating operations and making such adjustments after the Acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of the Company and MRC successfully could have a material adverse effect on the business and financial condition of the combined company.

In addition, the Acquisition will subject the Company to contractual or other obligations and liabilities of MRC, some of which may be material and unknown. Although the Company and its legal and financial advisors have conducted due diligence on MRC and its business, there can be no assurance that the Company is aware of all obligations and liabilities of MRC. These liabilities, and any additional risks and uncertainties related to MRC’s business and to the Acquisition not currently known to the Company or that the Company may currently be aware of, but that prove to be more significant than assessed or estimated by the Company, could negatively impact the business, financial condition, and results of operations of the combined company following consummation of the Acquisition.

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

As of December 31, 2022, there were 4,507,361 shares of Common Stock outstanding, and there were 24 shareholders of record of the Company’s Common Stock in addition to an undetermined number of holders whose shares are held in “street name.”

The following table sets forth the high and low closing prices for our Common Stock for the periods indicated. The following stock prices reflect the Forward Split that became effective on December 2, 2021.

	High	Low
Fiscal Year 2022
First Quarter (January - March 2022)	$16.70	$11.80
Second Quarter (April - June 2022)	$11.10	$9.50
Third Quarter (July - September 2022)	$16.80	$10.25
Fourth Quarter (October - December 2022)	$17.00	$14.05

Fiscal Year 2021
First Quarter (January - March 2021)	$8.13	$4.77
Second Quarter (April - June 2021)	$10.43	$8.00
Third Quarter (July - September 2021)	$13.75	$9.71
Fourth Quarter (October - December 2021)	$16.00	$11.88

On March 21, 2023, the closing price of our Common Stock was $17.75 per share.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year.

Share Repurchase Program

On February 1, 2021, the Board of the Company approved an amendment the Company’s share repurchase program as approved on August 16, 2019, and as amended on September 23, 2019, and further amended on November 6, 2019, pursuant to which the Board authorized management to repurchase of up to $2,500,000 of the Company's Common Stock over the next 24 months (the "Share Repurchase Program"). The Board approved an amendment to the Share Repurchase Program to increase the repurchase of up to $5,000,000 of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), warrants to purchase shares of the Company's Common Stock ("Warrants"), and other securities issued by the Company ("Securities"), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred, Warrants, and Securities, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

During the year ended December 31, 2022, the Company repurchased 48,596 shares of the Company’s Common Stock under the Share Repurchase Program through multiple private transactions.

As of December 31, 2022, the Company may purchase up to $2,399,000 of Securities under the Share Repurchase Program.

Common Stock repurchase activity under our publicly announced Share Repurchase Program during each quarter of 2022 and 2021 was as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2021	-	$-	-	$3,610,917
Second quarter ended June 30, 2021	36,092	$7.13	36,092	$3,169,917
Third quarter ended September 30, 2021	-	$-	-	$3,169,917
Fourth quarter ended December 31, 2021	-	$-	-	$3,169,917
Subtotal	36,092	$7.13	36,092	$3,169,917

First quarter ended March 31, 2022	-	-	-	$3,169,917
Second quarter ended June 30, 2022	-	-	-	$3,169,917
Third quarter ended September 30, 2022	-	-	-	$3,169,917
Fourth quarter ended December 31, 2022	48,596	$15.86	48,596	$2,398,979
Subtotal	48,596	$15.86	48,596	$2,398,979

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

Recent Developments

Entry into Arrangement Agreement

On December 4, 2022, FitLife entered into an Arrangement Agreement (the “Arrangement Agreement”) with 1000374984 Ontario Inc. (“Subsidiary”, and collectively with FitLife, the “Company”), and Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC for a total cash purchase price of approximately CAD $23.2 million, of which approximately CAD $14.2 million would be used to retire all of MRC’s outstanding indebtedness, and approximately CAD $9.0 million, or CAD $0.17 per share, would be used to purchase all issued and outstanding shares of MRC from its current shareholders (collectively, the “Purchase Price”) (the “Acquisition”).

The Arrangement Agreement was subject to the terms and conditions of the Plan of Arrangement, attached to the Arrangement Agreement as Schedule A (“Plan”), which Plan was made in accordance with Section 182 of the Ontario Business Corporations Act and required a court order approving the Plan.  Further, to finance the acquisition of MRC, which amount was paid in all cash, the Company’s principal bank, First Citizens Bank, agreed to provide up to $12.5 million in debt financing. The obligations of the Company and MRC to consummate the Acquisition were subject to certain closing conditions, including, but not limited to, (i) the taking of all steps set forth in the Interim Order (as defined in the Arrangement Agreement) and Final Order (as defined in the Arrangement Agreement); (ii) the approval of MRC’s shareholders, and (iii) receipt of any necessary regulatory approvals.

Subsequent to the end of the fiscal year, the Acquisition was consummated on February 28, 2023.

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

Total allowance for doubtful accounts as of December 31, 2022 and 2021 amounted to $50,000 and $55,000, respectively.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2022, and 2021, the Company has not established a liability for uncertain tax positions.

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

For the sale of goods with a right of return, the Company estimates variable consideration using the most likely amount method and recognizes revenue for the consideration it expects to be entitled to when control of the related product is transferred to the customers and records a product returns liability for the amount it expects to credit back its customers. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific facts and circumstances related to the current period. The product returns liability includes estimates that directly impact reported revenue. These estimates are calculated based on a history of actual returns, estimated future returns and information provided by customers regarding their inventory levels. Consideration of these factors results in an estimate for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations. In addition, as necessary, product returns liability may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include, but are not limited to, changes in the retail environment and the Company's decision to continue to support new and existing products.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2022 and 2021 amounted to $590,000 and $632,000, respectively.

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

Total allowance for expiring, excess and slow-moving inventory items as of December 31, 2022 and 2021 amounted to $107,000 and $56,000, respectively.

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

There were no impairment charges incurred during the year ended December 31, 2022.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements, primarily to GNC.

The Company accounts for revenues in accordance with FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. The Company determined that product returns are immaterial, and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Stock-Based Compensation.

The Company periodically issues restricted share units (“RSUs”), stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered.   Such issuances vest and expire according to the terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock-based payments to officers, directors, and employees, which are generally time vested, are measured at the grant date fair value and compensation cost is recognized on a straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock-based payments is estimated using the Black-Scholes option-pricing model or other appliable valuation model such as the Monte Carlo valuation pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

Results of Operations

	December 31, 2022	December 31, 2021	Change	%
Revenue	$28,803,000	$27,913,000	$890,000	3%
Cost of goods sold	16,769,000	15,409,000	1,360,000	9%
Gross profit	12,034,000	12,504,000	(470,000)	(4)%
Gross margin percentage	41.8%	44.8%
Operating expense:
Selling, general and administrative expense	6,267,000	6,215,000	52,000	1%
Depreciation and amortization	66,000	59,000	7,000	1%
Total operating expense	6,333,000	6,274,000	59,000	2%
Income from operations	5,701,000	6,230,000	(529,000)	(8)%
Other income	121,000	478,000	(357,000)	(75)%
Provision for income tax	(1,393,000)	(1,298,000)	95,000	(7)%
Net income	$4,429,000	$5,410,000	$(981,000)	(18)%

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 31, 2021

Net Sales. Revenue for the year ended December 31, 2022 increased 3% to $28,803,000 as compared to $27,913,000 for the year ended December 31, 2021. Revenue for the year ended December 31, 2022 compared to the prior year reflects increased sales through our online channels largely offset by lower sales through wholesale channels.

Online revenue during the year ended December 31, 2022 was approximately 28% of total revenue, compared to roughly 24% of total revenue during the same twelve-month period in 2021. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales.

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

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2022 increased 9% to $16,769,000 as compared to $15,409,000 for the year ended December 31, 2021. The increase of $1,360,000 is primarily due to increased product costs due to inflationary pressures, as well as higher distribution costs resulting from increased sales through online channels.

Gross Profit Margin. Gross profit for the year ended December 31, 2022 decreased to $12,034,000 as compared to $12,504,000 for the year ended December 31, 2021. Gross margin for the year ended December 31, 2022 decreased to 41.8% from 44.8% for the year ended December 31, 2021. The decrease in gross margin is primarily attributable to higher product costs associated with disruptions in the supply chain. Product costs have largely stabilized in recent months and, for certain ingredients, have begun to decline. We expect that the recent margin pressure will be temporary as production costs decline and as higher-margin online sales become a larger percentage of the Company’s total revenue.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2022 increased by $52,000 to $6,267,000 as compared to $6,215,000 for the year ended December 31, 2021. The increase in SG&A expense was primarily due to higher consulting fees due to Restatement and Merger and Acquisition (“M&A”) related expense, partially offset by lower stock compensation expense and general SG&A expense.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2022 increased to $66,000 from $59,000 during the year ended December 31, 2021. The increase is primarily attributable to the amortization of intangibles acquired in the Nutrology business combination.

Net Income. We generated a net income of $4,429,000 for the year ended December 31, 2022, as compared to a net income of $5,410,000 for the year ended December 31, 2021. The decrease in net income for the year ended December 31, 2022 compared to the same period in 2021 was primarily attributable to increased SG&A expense resulting from M&A activities and Restatement-related costs during the year ended December 31, 2022, as well as forgiveness of the PPP Loan (as defined in "Liquidity and Capital Resources" below), that occurred during the year ended December 31, 2021.

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

As presented below, non-GAAP EBITDA excludes interest, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, stock-based compensation, M&A/integration expense, Restatement-related costs and non-recurring gains or losses. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	Year Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Net income	$4,429,000	$5,410,000
Interest income, net	(121,000)	(25,000)
Provision for income taxes	1,393,000	1,298,000
Depreciation and amortization	66,000	59,000
EBITDA	5,767,000	6,742,000
Non-cash and non-recurring adjustments
Stock-based compensation expense	363,000	452,000
Acquisition related expense	257,000	253,000
Restatement-related costs	318,000	-
Non-recurring gains	-	(453,000)
Adjusted EBITDA	$6,705,000	$6,994,000

Liquidity and Capital Resources

As of December 31, 2022, the Company had working capital of $18,932,000, compared to working capital of $13,626,000 at December 31, 2021. Our principal sources of liquidity at December 31, 2022 consisted of $13,277,000 of cash and $705,000 of accounts receivable. The increase in working capital is principally attributable to cash flows from operating activities during fiscal 2022, partially offset by cash used in financing activities as the Company spent $779,000 to repurchase shares of Common Stock of the Company.

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

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month SOFR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty. No borrowings are outstanding as of December 31, 2022.

On September 20, 2022, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to December 23, 2022. On December 19, 2022, the Company and the Lender amended the Line of Credit Agreement to increase the Line of Credit to $3.5 million and extend the Maturity Date to December 23, 2023. All other terms of the Line of Credit Agreement remain unchanged.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $4,130,000 during the year ended December 31, 2022, compared to net cash provided by operating activities of $4,480,000 for the year ended December 31, 2021. The decrease in cash provided by operating activities is primarily attributable to the forgiveness of the PPP loan that provided to the Company in 2021. In 2022, the Company continues to maintain elevated inventory levels to ensure availability of products due to global supply chain constraints resulting from the COVID-19 pandemic.

Cash Used in Investing Activities

Cash used in investing activities for the fiscal year ended December 31, 2022 was $0 and $529,000 during the year ended December 31, 2022 and 2021, respectively. The Company used $529,000 during the year ended December 31, 2021 for the acquisition of Nutrology.

Cash Used in Financing Activities

Cash used in financing activities for the year ended December 31, 2022 was $750,000 as compared to cash used of $390,000 during the year ended December 31, 2021. The main reason for the increase in cash used for financing activities relates to increased share repurchases.

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

Foreign Currency

Subsequent to the end of the fiscal year, the Company entered into a foreign currency hedging transaction to mitigate the risk of adverse changes in the USD/CAD exchange rate with respect to the pending acquisition of MRC. The company entered into a forward contract to purchase CAD $25.0 million, as the Company anticipates providing additional working capital funding beyond the CAD $23.2 million purchase price for MRC. As the geographical scope of our business broadens, we may engage in additional foreign currency hedging transactions in the future.

Interest Rates

Our exposure to risk for changes in interest rates related primarily to any borrowings under our existing Line of Credit, and our investments in short-term financial instruments. As of December 31, 2022, the Company had a zero balance under its existing Line of Credit.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As described in the company’s Current Reports on Form 8-K filed with the SEC on October 7, 2022 and October 18, 2022, on October 6, 2022, the Audit Committee of the Board of the Company recommended, and the Board approved Weinberg & Company P.A. (“Weinberg”) as its independent registered public accounting firm for the fiscal year ended December 31, 2022. On October 14, 2022, the Audit Committee of the Board of the Company recommended, and the Board approved, the dismissal of Weaver and Tidwell, LLP (“Weaver”) as the Company’s independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

In connection with the filing of this Annual Report on Form 10-K for the period ended December 31, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2022.

Due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2020 and 2019 and our interim financial information for the quarterly periods ended June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019, our CEO and CFO concluded that our disclosure controls and procedures were not effective for the years ended December 31, 2020 and 2019 and our interim financial information for the quarterly periods ended June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

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

A material weakness is defined as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, our management, with the participation of our CEO and CFO, evaluated the effectiveness and design of our internal control over financial reporting against the COSO Framework and concluded that our internal control over financial reporting was not effective at December 31, 2022, and as of December 31, 2019, 2020, and 2021 due to material weaknesses arising from flaws in our control environment, risk oversight measures, control activities, information processing and communication and our monitoring systems, each of which is described in more detail below.  The material weaknesses resulted in reporting errors requiring a restatement of our financial statements for Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020, and each of the interim financial statements for the quarterly periods in 2019, 2020 and 2021 included in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (collectively, the "Restated Periods"), in our Amended Annual Report on Form 10-K for the period ending December 31, 2020 and in our Annual Report on Form 10-K for the period ending December 31, 2021, as filed with the SEC on October 14, 2022.

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

Remediation Efforts to Address Material Weaknesses

Our management, including our CFO, has worked with expert accounting consultants and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) to design and implement both a short-term and a long-term remediation plan to correct the material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, as follows:

Since March 2022 and through the filing date of this Annual Report on Form 10-K, we have hired expert accounting consultants to assess our control environment and recommend improvements.  In addition, we hired a new highly qualified CFO in August 2022 with extensive public-company experience.

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

(c)   Changes in Internal Controls over Financial Reporting.

We are still in the process of implementing our remedial actions.  Also, during August 2022, we hired a new CFO, a highly qualified individual with public company experience.  We hired another manager to the accounting team, and we continue to implement additional controls that will strengthen our internal control environment. Management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

All of the changes above were implemented during the year ended December 31, 2022.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits

2.1

Arrangement Agreement among FitLife Brands Inc., 1000374984 Ontario Inc., and Mimi’s Rock Corp, dated December 4, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 8, 2022)

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

3.10	Certificate of Change for FitLife Brands, Inc., effective as of December 2, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2021).
4.1	Form of Warrant, dated November 13, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.2	Tax Benefit Preservation Plan, dated February 26, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).
10.1	Assignment of Name (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2009).

10.2	Form of Subscription Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
10.3

Employment Agreement, by and between FitLife Brands, Inc. and Patrick Ryan, dated June 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2019).

10.4	2019 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on July 12, 2019).
10.5

Revolving Line of Credit Agreement, dated as of September 24, 2019, between the Company and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2019).

10.6

Note Payable Agreement by and between FitLife Brands, Inc. and CIT Bank, N.A. dated April 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2020).

10.7

Amended and Restated Credit Agreement, dated February 23, 2023, between FitLife Brands Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2023).

10.8	Term Note, dated February 23, 2023, issued by FitLife Brands, Inc., to First Citizens Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2023).
10.9

Security Agreement, dated February 23, 2023, among FitLife Brands, Inc., NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2023).

10.10

Guaranty Agreement, dated February 23, 2023, among NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2023).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2009).
16.3	Letter from Weaver and Tidwell, LLP dated October 17, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed October 18, 2022).
21	List of Subsidiaries
23.1	Consent of Weaver and Tidwell, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	FitLife Brands, Inc.

Date: March 24, 2023	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2023	By: /s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 24, 2023	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair of the Board

Date: March 24, 2023	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 24, 2023	By: /s/ Lewis Jaffe
Lewis Jaffe
Director

Date: March 24, 2023	By: /s/ Todd Ordal
Todd Ordal
Director

Date: March 24, 2023	By: /s/ Seth Yakatan
Seth Yakatan
Director

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Fitlife Brands, Inc.

Omaha, NE

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fitlife Brands, Inc. (the “Company”) as of December 31, 2022, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Deferred Tax Asset Valuation

For the year ended December 31, 2022, the Company recorded a provision for income taxes of $1,393,000 and a deferred tax asset of $1,847,000 as of December 31, 2022. The carrying amount of deferred tax assets are reviewed at each reporting date and reduced to the extent that it is no longer probable that all or part of the deferred tax assets will be utilized, based on positive and negative evidence, including that sufficient future taxable income will be available.

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

The primary procedures we performed to address this critical audit matter included:

●

We obtained an understanding of management’s process relating to the realizability of deferred tax assets, including projections of future taxable income and the future reversal of existing taxable temporary differences.

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

We have served as the Company’s auditor from 2018 through 2019, and since October 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 24, 2023

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

Fort Worth, Texas

October 13, 2022

FITLIFE BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS:
CURRENT ASSETS
Cash	$13,277,000	$9,897,000
Accounts receivable, net of allowance of doubtful accounts of $50,000 and $55,000, respectively	705,000	945,000
Inventories, net of allowance for obsolescence of $107,000 and $56,000, respectively	9,105,000	6,520,000
Prepaid expense and other current assets	116,000	322,000
Total current assets	23,203,000	17,684,000

Property and equipment, net	46,000	70,000
Right of use asset	103,000	158,000
Intangibles, net of amortization of $72,000 and $30,000, respectively	150,000	192,000
Goodwill	358,000	358,000
Deferred tax asset	1,847,000	3,045,000
TOTAL ASSETS	$25,707,000	$21,507,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$2,995,000	$2,880,000
Accrued expense and other liabilities	631,000	491,000
Product returns	590,000	632,000
Lease liability - current portion	54,000	55,000
Total current liabilities	4,270,000	4,058,000
Long-term lease liability, net of current portion	49,000	103,000
TOTAL LIABILITIES	4,319,000	4,161,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding as of December 31, 2022 and 2021
Common stock, $0.01 par value, 60,000,000 shares authorized; 4,507,361 and 4,552,485 issued and outstanding as of December 31, 2022 and 2021, respectively	45,000	46,000
Treasury stock, 0 and 881,311 shares, respectively	-	(2,087,000)
Additional paid-in capital	30,056,000	32,529,000
Accumulated deficit	(8,713,000)	(13,142,000)
TOTAL STOCKHOLDERS' EQUITY	21,388,000	17,346,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,707,000	$21,507,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended
	December 31,
	2022	2021

Revenue	$28,803,000	$27,913,000
Cost of goods sold	16,769,000	15,409,000
Gross profit	12,034,000	12,504,000

OPERATING EXPENSE:
Selling, general and administrative	6,267,000	6,215,000
Depreciation and amortization	66,000	59,000
Total operating expense	6,333,000	6,274,000
OPERATING INCOME	5,701,000	6,230,000

OTHER (INCOME)
Interest income	(121,000)	(25,000)
Gain on debt forgiveness	-	(453,000)
Total other income	(121,000)	(478,000)

PRE-TAX NET INCOME	5,822,000	6,708,000

PROVISION FOR INCOME TAXES	1,393,000	1,298,000

NET INCOME	$4,429,000	$5,410,000

NET INCOME PER SHARE
Basic	$0.97	$1.23
Diluted	$0.89	$1.13
Basic weighted average common shares	4,552,533	4,406,614
Diluted weighted average common shares	4,974,596	4,801,370

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

YEAR ENDED DECEMBER 31, 2022

DECEMBER 31, 2021	4,552,485	$46,000	$(2,087,000)	$32,529,000	$(13,142,000)	$17,346,000

Repurchase of common stock	(48,596)	(1,000)	(771,000)	-	-	(772,000)
Retirement of treasury shares	-	-	2,858,000	(2,865,000)	-	(7,000)
Exercise of stock options	3,472	-	-	29,000	-	29,000
Stock-based compensation	-	-	-	363,000	-	363,000
Net income	-	-	-	-	4,429,000	4,429,000

DECEMBER 31, 2022	4,507,361	$45,000	$-	$30,056,000	$(8,713,000)	$21,388,000

YEAR ENDED DECEMBER 31, 2021

DECEMBER 31, 2020	4,243,272	$42,000	$(1,790,000)	$32,174,000	$(18,552,000)	$11,874,000

Repurchase of common stock	(36,092)	-	(260,000)	-	-	(260,000)
Exercise of stock options	65,305	1,000	(37,000)	90,000	-	54,000
Repurchase of options	-	-	-	(184,000)	-	(184,000)
Stock-based compensation	280,000	3,000	-	449,000	-	452,000
Net income	-	-	-	-	5,410,000	5,410,000

DECEMBER 31, 2021	4,552,485	$46,000	$(2,087,000)	$32,529,000	$(13,142,000)	$17,346,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,429,000	$5,410,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,000	59,000
Right of use asset	55,000	50,000
Allowance for doubtful accounts	(6,000)	4,000
Allowance for inventory obsolescence	51,000	-
Stock compensation expense	363,000	452,000
Forgiveness of PPP loan	-	(453,000)
Changes in operating assets and liabilities:
Accounts receivable - trade	247,000	974,000
Inventories	(2,636,000)	(2,945,000)
Deferred tax asset	1,199,000	1,294,000
Prepaid expense and other assets	204,000	(270,000)
Income tax receivable	-	40,000
Accounts payable	115,000	(366,000)
Lease liability	(55,000)	(50,000)
Accrued liabilities and other liabilities	140,000	(6,000)
Product returns	(42,000)	287,000
Net cash provided by operating activities	4,130,000	4,480,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	-	(529,000)
Net cash used in investing activities	-	(529,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	29,000	54,000
Repurchases of common stock and options	(779,000)	(444,000)
Net cash used in financing activities	(750,000)	(390,000)

CHANGE IN CASH	3,380,000	3,561,000
CASH, BEGINNING OF PERIOD	9,897,000	6,336,000
CASH, END OF PERIOD	$13,277,000	$9,897,000

Supplemental disclosure operating activities
Cash paid (refunded) for income taxes, net	$3,000	$(42,000)
Supplemental noncash financing activities
Forgiveness of PPP loan, including accrued interest	$-	$453,000

The accompanying notes are an integral part of these consolidated financial statements

FITLIFE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

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

Inflation

The Company has experienced inflationary pressure with regard to the procurement of many of its products.  Thus far, the Company has been able to partially offset the impact of inflation through price increases to its customers.  In the future, however, further inflationary pressure could adversely affect the Company’s operating performance if market conditions no longer permit the Company to pass through price increases to its customers.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

The Company accounts for revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

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

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. The Company determined that product returns are immaterial, and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Online revenue during the year ended December 31, 2022 was approximately 28% of total revenue, compared to 72% for wholesale channels for the same period.  Online revenue during the year ended December 31, 2021 was 24% of total revenue compared to 76% for wholesale channels during the same twelve-month period in 2021.

Customer Concentration

Total net sales to GNC during 2022 and 2021 were 67 % and 71% of total revenue for the years ended December 31, 2022 and 2021, respectively. Accounts receivable attributable to GNC as of December 31, 2022 and 2021 represented 43% and 85% of the Company’s total accounts receivable balance, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped into categories by the number of days the balance is past due, and the estimated loss is recorded based upon management’s assessment of collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

As of December 31, 2022 and 2021, the Company had provided a reserve for doubtful accounts of $50,000 and $55,000, respectively.

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

For the sale of goods with a right of return, the Company estimates variable consideration using the most likely amount method and recognizes revenue for the consideration it expects to be entitled to when control of the related product is transferred to the customers and records a product returns liability for the amount it expects to credit back its customers. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific facts and circumstances related to the current period. The product returns liability and corresponding asset include estimates that directly impact reported revenue. These estimates are calculated based on a history of actual returns, estimated future returns and information provided by customers regarding their inventory levels. Consideration of these factors results in an estimate for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations. In addition, as necessary, product returns liability and the related assets may be established for significant future known or anticipated events. The types of known or anticipated events that are considered, and will continue to be considered, include, but are not limited to, changes in the retail environment and the Company’s decision to continue to support new and existing products.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2022 and 2021 amounted to $590,000 and $632,000, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of products, in-bound freight charges, shipping and handling costs, purchase and receiving costs, and commissions paid to Amazon and other online selling platforms. Other expense not related to the production and distribution of our products is classified as operating expense.

Cash and Cash Equivalents

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000 at December 31, 2022. The Company may be exposed to risk for the amounts of funds held in bank accounts more than the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high-quality financial institutions. The Company had cash balances more than the guarantee during the years ended December 31, 2022 and 2021. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Inventory

Inventory is stated at the lower of cost or net realizable value, with costs determined on a first-in, first-out (FIFO) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the product(s) concerned and production requirements. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory.

As of December 31, 2022 and 2021, the aggregate allowance for expiring, slow moving and excess inventory amounted to $107,000 and $56,000, respectively.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2022 and 2021.

Intangible and Long-lived Assets

Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives. The Company regularly reviews the carrying value and estimated lives of its long-lived assets and finite-lived intangible asset to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the long-lived asset group over the asset’s fair value.

There were no impairment charges incurred during the years ended December 31, 2022 and 2021.

Goodwill

The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test.  The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach.  The Company determines the amount of a potential goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized.

As the Company uses the market approach to determine fair value of the reporting unit, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price experiences significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods.

There were no impairment charges incurred during the years ended December 31, 2022 and 2021.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2022, and 2021, the Company has not established a liability for uncertain tax positions.

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

Basic and diluted weighted-average shares outstanding and antidilutive options that were excluded from diluted weighted average shares outstanding are as follows:

	December 31,
	2022	2021

Basic weighted average shares outstanding	4,552,533	4,406,614
Dilutive effect of potential common shares	422,063	394,756
Diluted weighted average shares outstanding	4,974,596	4,801,370

Antidilutive options	28,828	18,828

Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. FASB ASC Topic 820, Fair Value, establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●

Level 3 – Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Stock Compensation Expense

The Company periodically issues restricted share units (“RSUs”), stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered.

Such issuances vest and expire according to the terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock-based payments to officers, directors, and employees, which are generally time vested, are measured at the grant date fair value and compensation cost is recognized on a straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock-based payments is estimated using the Black-Scholes option-pricing model or other appliable valuation model such as the Monte Carlo valuation pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used could materially affect compensation expense recorded in future periods.

Segments

The Company operates in one segment for the distribution of our products.  In accordance with FASB ASC Topic 280, Segment Reporting, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.  All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted ASU 2017-04 on January 1, 2021, and applied the requirements prospectively.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

The Acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase price of $529,000 was allocated to the tangible and intangible assets acquired based on their fair values on the acquisition date of April 7, 2021. The Company assumed no liabilities as part of the Acquisition, and no employees of Nutrology became employees of the Company. The excess of the purchase price over the net assets acquired is recorded as goodwill.  The goodwill is attributable to synergies from leveraging Nutrology’s strong all-natural and plant-based nutritional supplements, customer relationships and website domain name to enter into new sales with consumers for future growth and expansion. The Company incurred transaction costs of approximately $49,000 related to the Acquisition, of which $30,000 was expensed as incurred during the second quarter of 2021 as part of general and administrative expense on the Consolidated Statement of Operations. The remaining $19,000 of transaction costs was expensed as incurred during the third quarter of 2021.

Included in the Company’s Consolidated Statement of Operations from the acquisition date of April 7, 2021 are revenue of $1,186,000 and $897,000 and gross profit of $463,000 $346,000, for the periods ended December 31, 2022 and 2021, respectively.

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

	Fair Value	Useful Life (Years)
Client relationships	$80,000	4
Formulations	70,000	4
Trademarks	60,000	Indefinite
Website	12,000	3
Total identifiable assets	$222,000

Amortization expense was $42,000 for the year ended December 31, 2022 compared to $31,000 for the year ended December 31, 2021.

NOTE 4.  INVENTORIES

The Company’s inventories as of December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021

Finished goods	$8,347,000	$5,908,000
Components	865,000	668,000
Allowance for obsolescence	(107,000)	(56,000)
Total	$9,105,000	$6,520,000

NOTE 5.  PROPERTY AND EQUIPMENT

The Company's property and equipment balances as of December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021
Equipment	$902,000	$902,000
Accumulated depreciation	(856,000)	(832,000)
Total	$46,000	$70,000

Depreciation expense was $24,000 for the year ended December 31, 2022 compared to $28,000 for the year ended December 31, 2021.

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

Advances drawn under the Line of Credit bear interest at an annual rate of the one-month SOFR rate plus 2.75%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the Maturity Date, without premium or penalty. There were no advances on this line outstanding as of December 31, 2022 or 2021.

On September 20, 2022, the Company and the Lender amended the Line of Credit Agreement to extend the Maturity Date to December 23, 2022. On December 19, 2022, the Company and the Lender amended the Line of Credit Agreement to increase the Line of Credit to $3.5 million and extend the Maturity Date to December 23, 2023. All other terms of the Line of Credit Agreement remain unchanged. No borrowings are outstanding as of December 31, 2022.

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

In January 2021, the Company received a notice that the SBA approved the forgiveness of the PPP loan payable.  Accordingly, for the year ended December 31, 2021, the Company recognized the forgiveness of the PPP loan and accrued interest totaling $453,000 as a “Gain on debt forgiveness” in the accompanying statements of operations.

NOTE 7 – RIGHT OF USE ASSETS AND LIABILITIES

The Company has operating lease agreements for its warehouse and office space with an average remaining lease terms at December 31, 2022, of 1.8 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$100,000	$92,000

Other information
Weighted average remaining lease term – operating leases (in years)	1.8	2.8
Average discount rate – operating leases	9%	9%

The supplemental balance sheet information related to leases for the period is as follows:

	At	At
	December 31, 2022	December 31, 2021
Operating leases
Long-term right-of-use assets	$103,000	$158,000
Current operating lease liabilities	54,000	55,000
Noncurrent operating lease liabilities	49,000	103,000
Total operating lease liabilities	$103,000	158,000

Maturities of the Company’s lease liabilities are as follows:

Year ending	Operating leases
2023	$61,000
2024	51,000
Less: Imputed interest/present value discount	(9,000)
Present value of lease liabilities	$103,000

NOTE 8.  EQUITY

The Board approved a forward stock split of the Company’s Common Stock at a ratio of 4-for-1 (the “Forward Split”), effective as of December 2, 2021. Prior to the Forward Split, the Company was authorized to issue 15.0 million shares of Common Stock. As a result of the Forward Split, the Company is now authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,507,361 and 4,552,485 shares of Common Stock were issued and outstanding as of December 31, 2022 and 2021, respectively. The Forward Split did not have any effect on the stated par value of the Common Stock and did not affect the Company’s authorized preferred stock.

Common Stock Issued for Services

In February 2021, the Company granted Mr. Dayton Judd, Chief Executive Officer, an aggregate of 160,000 restricted share units (“RSUs”). Each RSU converted into one share of the Company’s Common Stock upon vesting. The RSUs vested as follows: (1) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $7.50, (ii) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $9.00, (iii) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $10.50, and (iv) 40,000 shares at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $12.00. The RSUs were subject to forfeiture in the event Mr. Judd resigned from his position or was terminated by the Company. As the vesting of the RSUs was subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $666,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist.  The assumptions used to estimate the fair value of the performance-based RSUs granted in 2021 under the Monte Carlo Simulation model are maturity of 10 years, annualized volatility of 73%, and risk-free interest rate of 1.19%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the RSU; the maturity period represents the period of time that the RSUs granted were modeled into the future; the expected volatility is based upon historical volatility of the Company’s Common Stock.

The Company recorded $287,000 and $352,000 of stock compensation expense related to RSUs during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there was $31,000 and $317,000 of unamortized compensation expense associated with the grant of the RSUs.

Share Repurchase Program

On February 1, 2021, the Board of the Company approved an amendment the Company’s share repurchase program as approved on August 16, 2019, and as amended on September 23, 2019, and further amended on November 6, 2019, pursuant to which the Board authorized management to repurchase of up to $2,500,000 of the Company’s Common Stock over the next 24 months (the “Share Repurchase Program”). The Board approved an amendment to the Share Repurchase Program to increase the repurchase of up to $5,000,000 of the Company’s Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Preferred”), warrants to purchase shares of the Company’s Common Stock (“Warrants”), and other securities issued by the Company (“Securities”), over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company’s Common Stock on the date of purchase, and in the case of Series A Preferred, Warrants, and Securities, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management.

The Company repurchased 48,596 and 36,092 shares of Common Stock under the Share Repurchase Program during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, the Company also purchased 50,840 dilutive in-the-money options from employees at a discount to their intrinsic value for total consideration of $184,000.

As of December 31, 2022, the Company may purchase up to $2,399,000 of Securities under the Share Repurchase Program.

Treasury Shares

In January 2022, the Company retired all treasury shares. All shares repurchased by the Company subsequent to January 2022 were retired immediately upon acquisition.  As of December 31, 2022, there are no shares held in treasury.

Options

Information regarding options outstanding as of December 31, 2022 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2020	371,140	$2.51	5.9
Issued	128,000	5.03
Exercised	(68,000)	3.48
Repurchased	(50,840)	3.48
Outstanding, December 31, 2021	380,300	$3.44	6.2
Issued	10,000	15.65
Exercised	(3,472)	8.27
Forfeited	(7,336)	35.88
Outstanding, December 31, 2022	379,492	$3.09	5.3

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$0.70	-	5.24	358,000	5.5	$2.25	294,000	$1.64
$11.55	-	30.31	21,492	3.1	$17.09	13,992	$17.87
			379,492	5.3	$3.09	307,992	$2.38

The closing stock price for the Company’s stock on December 31, 2022 was $15.95, resulting in an intrinsic value of outstanding options of $4,930,000.

During the year ended December 31, 2022, the Company granted stock options to employees to purchase 10,000 shares of Company Common Stock. The stock options are exercisable at an average price of $15.65 per share, expire in five years and vest as follows: one-fourth vested immediately upon issuance, and the remainder vest equally in equal annual installments over a period of three years from grant date. The total fair value of these options at grant date was approximately $89,000, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $15.65 per share, expected term of 5 years, volatility of 67%, dividend rate of 0% and risk-free interest rate of 2.7%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2021, the Company granted stock options to employees to purchase 128,000 shares of Company Common Stock. The stock options are exercisable at an average price of $5.03 per share, expire in five or ten years and vest as follows: one-fourth vested immediately upon issuance, and the remainder vest equally in equal annual installments over a period of three years from grant date. The total fair value of these options at grant date was approximately $185,000, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $5.01 per share, expected term of four years, volatility of 40%, dividend rate of 0% and risk-free interest rate of 1.19%.

The Company reported $76,000 and $100,000 of stock compensation expense related to options during the years ended December 31, 2022 and 2021, respectively.  As of December 31, 2022, there was $160,000 of unvested stock compensation that will be recognized as an expense in future periods as the options vest.

During the year ended December 31, 2021, the Company recognized compensation expense of $100,000 based upon the vesting of outstanding options. As of December 31, 2021, there was $146,000 of unvested stock compensation that will be recognized as an expense in future periods as the options vest.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of December 31, 2022 and 2021 amounted to 143,480. Total intrinsic value as of December 31, 2022 amounted to $2,124,000.

During the years ended December 31, 2022 and 2021, no warrants were granted and no warrants expired.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
143,480	$1.15	11/13/18	11/13/23	Yes

NOTE 9.  INCOME TAXES

The Company had available federal net operating loss carryforwards (“NOLs”) of approximately $9.7 and $15.3 million as of December 31, 2022 and 2021, respectively, to reduce future taxable income. The federal carryforward expires between 2030 through 2037. Due to the restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited to statutory limits as a result of change in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitations.

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

The Company recorded a provision for income taxes of $1,393,000 and $1,298,000 for the years ended December 31, 2022 and 2021, respectively

Components of the total income tax provision are as follows:

	December 31,
	2022	2021

Current provision	$199,000	$14,000
Deferred provision	1,194,000	1,284,000
Total income tax provision	$1,393,000	1,298,000

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2022 and December 31, 2021, the Company did not have a liability for unrecognized tax benefits.

The Company recognizes, as income tax expense, interest and penalties on uncertain tax provisions. As of December 31, 2022, and 2021, the Company has not accrued interest or penalties related to uncertain tax positions. Tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2022	2021

Net operating loss carryforward	$2,034,000	$3,209,000
Allowances for sales returns, bad debt and inventory	157,000	155,000
Share based compensation	88,000	16,000
Other	105,000	202,000
Total deferred asset	2,384,000	3,582,000
Valuation allowance	(537,000)	(537,000)
Net deferred tax asset	$1,847,000	$3,045,000

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	December 31,
	2022	2021

Federal statutory tax rate	21%	21%
State tax, net of federal benefit	3%	-%
	24%	21%
Permanent differences	(0)%	(7)
Valuation allowance	-	-%)
Effective tax rate	24%	14%)

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

NOTE 11.  SUBSEQUENT EVENTS

Acquisition of Mimi’s Rock Corp

On December 4, 2022, FitLife entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC for a total cash purchase price of approximately $17.0 million ($23.2 million Canadian dollars (“CAD”)), of which approximately $10.4 million (CAD $14.2 million) would be used to retire all of MRC’s outstanding indebtedness, and approximately $6.6 million (CAD $9.0 million), would be used to purchase all issued and outstanding shares of MRC from its current shareholders (collectively, the “Purchase Price”) (the “Acquisition”).

The Arrangement Agreement was subject to the terms and conditions of the Plan of Arrangement, which Plan was made in accordance with Section 182 of the Ontario Business Corporations Act and required a court order approving the Plan.  Further, to finance the acquisition of MRC, which amount was paid in all cash, the Company’s principal bank, First Citizens Bank (the “Bank”), agreed to provide up to $12.5 million in debt financing. The obligations of the Company and MRC to consummate the Acquisition were subject to certain closing conditions, including, but not limited to, (i) the taking of all steps set forth in the Interim Order (as defined in the Arrangement Agreement) and Final Order (as defined in the Arrangement Agreement); (ii) the approval of MRC shareholders, and (iii) receipt of any necessary regulatory approvals.

On February 28, 2023, the Company completed the Acquisition of MRC for $17.0 million (CAD $23.2 million). The Acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of determining the fair value of the tangible and intangible assets of MRC.  The purchase price of $17.0 million will be allocated to the tangible and intangible assets acquired based on their fair values on the acquisition date of February 28, 2023.  The Company expects to determine the appropriate balances at the date of acquisition during the quarter ended June 30, 2023.

Foreign Currency Forward Contract

Subsequent to December 31, 2022, the Company entered into a foreign currency forward contract to purchase CAD $25.0 million during the quarter ended March 31, 2023. The forward contract was settled in conjunction with the closing of the acquisition of MRC.

Entry into Amended and Restated Credit Agreement

On February 23, 2023 (the “Loan Closing Date”), the Company entered into an Amended and Restated Credit Agreement with the Bank (the “Credit Agreement”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12.5 million (“Term Loan”), and a revolving line of credit of $3.5 million (the “Credit Line”, and collectively with the Term Loan, the “Loan”). The Company used the proceeds from the Loan to fund the consummation of the Acquisition (as defined below), and for general working capital purposes, including those of MRC (as defined below).

Pursuant to the Credit Agreement: (A) the Term Loan (i) accrues interest at a per annum rate equal to 2.75% above the one-month forward-looking term rate (the “Applicable Rate”), based on the secured overnight financing rate published for such day by the Federal Reserve Bank of New York (“Term SOFR Rate”), as in effect two banking days, subject to certain limitations, prior to (a) the Loan Closing Date, in the case of the initial Term SOFR Rate, and, (b) thereafter, the applicable first day of each calendar month (“Rate Adjustment Date”), adjusted for any reserve requirement and any subsequent costs arising from a change in government regulation; and (ii) and the Company shall make payments on March 10th, June 10th, September 10th, and December 10th of each calendar year, commencing on June 10, 2023, of principal plus accrued interest on the Term Loan in amounts sufficient to fully amortize the Term Loan through  February 28, 2028 (the “Term Loan Maturity Date”), with all principal and accrued interest on the Term Loan being due and payable in full on the Term Loan Maturity Date; and (B) outstanding advances under the Line of Credit (“Advances”) will accrue interest at the Applicable Rate, and commencing on April 1, 2023, and continuing on the 1st day of each calendar month thereafter until  December 23, 2023, or the date of the termination in whole of the Line of Credit as otherwise set forth in the Amended and Restated Agreement (the “LOC Termination Date”), the Company shall make payments of accrued interest on Advances, and all principal and accrued interest on outstanding Advances shall be due and payable in full on the LOC Termination Date. The Company may prepay amounts borrowed under the Loan, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all Obligations, with interest thereon, immediately due and payable. The Credit Agreement further contains: (X) customary representations and warranties of the Company; (Y) customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and (Z) customary affirmative and negative covenants, including, without limitation, covenants: (i) to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of net less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2023; (ii) to maintain a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024; (iii) not to incur any indebtedness, except indebtedness already incurred on the date of the Credit Agreement, incurred for capital leases and purchase money obligations for fixed assets less than $100,000 without the Bank’s prior approval, and payable to trade creditors in the ordinary course of business; (iv) not to undertake certain fundamental or corporate changes; and (v) not to make certain Dispositions (as defined in the Credit Agreement).

Also on the Loan Closing Date, in connection with the Credit Agreement, the Company: (A) entered into a term note evidencing the Term Loan (the “Term Note”); (B) entered into a Security Agreement, by and between the Company, NDS Nutrition Products, Inc. (“NDS”), iSatori, Inc. (“IS”), Subsidiary (Subsidiary is collectively with the Company, NDS, and IS, the “Debtors”), and the Bank (the “Security Agreement”), pursuant to which all of the Company’s obligations arising from or related to the Loan (the “Obligations”) will be secured by the following assets of each of the Debtors: (i) accounts, contract rights, documents, documents of title, payment intangibles, investment property, chattel paper, instruments, deposit accounts and letter of credit right; (ii) inventory; (iii) equipment; (iv) general intangibles, including any intellectual property, consisting of any licenses, patents, copyrights, trademarks, proprietary source code or domain names; (v) accessions, attachments and other additions to the collateral; (vi) substitutes or replacements for any collateral, all proceeds, products, rents and profits of any collateral, all rights under warranties and insurance contracts covering the collateral, and any causes of action relating to the collateral; and (vii) books and records pertaining to any Collateral, including but not limited to any computer-readable memory and any computer hardware or software necessary to process such memory; and (C) approved that NDS, IS, and Ontario (collectively, the “Subsidiaries”) entered into a Guaranty Agreement with the Bank (the “Guaranty Agreement”), pursuant to which satisfaction of the Obligations by the Company are guaranteed by each of the Subsidiaries.

Other

Subsequent to the end of the fiscal year, the Company settled a dispute with a former employee.  As a result of the settlement, the former employee forfeited 61,200 shares of Common Stock to the Company for no consideration, which shares were then immediately cancelled.