Form 10-K/A
period 2022-12-31
FITLIFE BRANDS, INC.
filed 2023-04-27
CIK 1374328

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

Weinberg & Company, P.A.
Los Angeles, California
PCAOB ID:572

As of April 3, 2023, there were 4,446,161 shares of common stock, $0.01 par value per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of FitLife Brands, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, new certifications of our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2022 are attached, each as of the filing date of this Amendment. Except as described above, no other changes have been made to the Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

FITLIFE BRANDS, INC.

AMENDMENT NO. 1 TO FORM 10-K ANNUAL REPORT
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

Name	Age	Title
Dayton Judd	51	Chief Executive Officer and Chairman
Lewis Jaffe	66	Director
Grant Dawson	54	Director
Seth Yakatan	52	Director
Todd Ordal	65	Director
Jakob York	46	Chief Financial Officer
Patrick Ryan	44	Chief Retail Officer
Jenna Sinnett	48	Chief Operating Officer

Each of the Company’s executive officers and directors will hold office until their successors are duly elected and qualified.  The background and principal occupations of each officer and director are as follows:

Dayton Judd has served as a director of the Company since June 2017, is currently the Chairman of the Company’s Board of Directors and began serving as the Company’s Chief Executive Officer on February 18, 2018. Mr. Judd is the founder and Managing Partner of Sudbury Capital Management (“Sudbury”). Prior to founding Sudbury, Mr. Judd worked from 2007 through 2011 as a Portfolio Manager at Q Investments, a multi-billion dollar hedge fund in Fort Worth, Texas. Prior to Q Investments, he worked with McKinsey & Company from 1996 through 1998, and again from 2000 through 2007. He graduated from Brigham Young University in 1995 with a Bachelors Degree, summa cum laude, and a Masters Degree, both in accounting. He also earned an M.B.A. with high distinction from Harvard Business School in 2000, where he was a Baker Scholar. Mr. Judd is a Certified Public Accountant.

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

Seth Yakatan has served a director of the Company since September 2015, and as a Partner of Katan Associates, Inc., a corporate strategy and finance advisory group, since April 2001. Prior to joining the Company’s Board of Directors, Mr. Yakatan served as a director for iSatori, Inc. from September 2014 until the completion of the Company’s acquisition of iSatori. Prior to founding Katan Associates, Inc. in 2001, Mr. Yakatan worked in merchant banking at the Union Bank of California, N.A. in the Specialized Lending Media and Telecommunications Group, and as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management. Mr. Yakatan holds an M.B.A. in Finance from the University of California, Irvine, and a Bachelor of Arts in History and Public Affairs from the University of Denver.

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

Todd Ordal has served a director of the Company since September 2015, and is the President and founder of Applied Strategy, LLC, a private consulting company founded in 2003 that provides consulting and coaching services to chief executive officers and other executives around the word. Prior to joining the Company’s Board of Directors, Mr. Ordal served as a director for iSatori, Inc. from April 2012 until the completion of the Company’s acquisition of iSatori. Before founding Applied Strategy, LLC, Mr. Ordal served as Chief Executive Officer of Dore Achievement Centers from December 2002 until November 2004, and President and Chief Executive Officer of Classic Sports Companies from January 2001 until December 2002. Prior to Classic Sport Companies, Mr. Ordal served as a Division President for Kinko’s Service Corporation, where he had accountability for $500 million in revenue, 300 stores and 7,000 people, and as a member of the Board of Directors for Kinko’s from July 1992 until July 1997. He has also served on several non-profit boards and boards of advisors. Mr. Ordal received his Bachelors Degree in psychology from Morehead State University and his M.B.A. from Regis University.

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

Jakob York has served as the Company’s Chief Financial Officer since he joined the Company in August 2022.  Prior to joining FitLife, he served as Controller for Greenidge Generation Holdings (“Greenidge”, NASDAQ: GREE).  Prior to Greenidge, Mr. York worked in various controller and financial reporting capacities, primarily at Allied Motion Technologies(NASDAQ: AMOT).  Prior to joining Allied Motion, he worked at Pricewaterhouse Coopers as an auditor from 2002 to 2007.  He graduated from Brigham Young University in 2002 with a Bachelors Degree and a Masters Degree in Accounting.  Mr. York is a Certified Public Accountant.

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

Jenna Sinnett has served as the Company’s Chief Operating Officer since her appointment in October 2015.  She brings over 18 years of operations experience in the wholesale business, managing domestic inventories, regulatory compliance, and product management.  In 2012, Ms. Sinnett was appointed Vice President of Supply Chain where she controlled all matters tied to procurement, including inventory management, logistics, and vendor relations. Over the course of her tenure, she has held senior positions in Project Management as well.  Ms. Sinnett received both her Bachelor of Science Degree and Master of Science Degree in Exercise Science from the University of Nebraska Omaha.

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

Board Meetings

The Board held seven meetings during the year ended December 31, 2022, supplemented by numerous additional discussions by and among a majority of the Board, and numerous actions effectuated by unanimous written consent in lieu of a formal motion and vote during an official meeting. In 2022, incumbent directors attended 100% of the aggregate number of meetings of the Board. The Board also holds independent executive sessions without members of management on an as-needed basis.

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

Audit Committee

Members:	Grant Dawson (Chair)
Lewis Jaffe
Todd Ordal Seth Yakatan

Number of Meetings Held:	The Audit Committee held four meetings during 2022.

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

Compensation Committee

Members:	Grant Dawson (Chair)
Lewis Jaffe Todd Ordal
Seth Yakatan

Number of Meetings Held:	The Compensation Committee held one meeting during 2022 and handled other matters via unanimous written consent or in board meetings.

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

Nominating and Corporate Governance Committee

Members:	Lewis Jaffe (Chair)
Grant Dawson Todd Ordal
Seth Yakatan

Number of Meetings Held:	The Nominating and Corporate Governance Committee held no meetings during 2022, electing instead to address committee matters by action taken by the full Board.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2022 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants/ Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Dayton Judd	2022	$340,462	$135,000	$-	$-	$-	$475,462
Chief Executive Officer and Chair of the Board	2021	$326,539	$100,000	$666,344	$184,620	-	$1,277,503

Patrick Ryan	2022	$138,077	$-	$-	$-	$186,045	$324,122
Chief Retail Officer	2021	$132,692	$5,000	$-	$-	$214,448	$352,140

Jenna Sinnett	2022	$183,695	$15,000	$-	$-	$-	$198,692
Chief Operating Officer	2021	$176,539	$10,000	$-	$-	$-	$186,539

(1)
The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s Common Stock.

(2)	Amounts reflect commissions paid to the Named Executive Officer.

Employment Agreements

Dayton Judd. Dayton Judd currently serves as the Company’s Chief Executive Officer. Effective August 28, 2022, the Board approved an increase of Mr. Judd’s annual base salary from 330,000 to 364,000. Effective February 1, 2021, the Board approved an increase of Mr. Judd’s annual base salary from $300,000 to $330,000. On the same day, the Board also approved the issuance of (i) options to purchase 72,000 shares of the Company’s Common Stock, which have a term of five years, an exercise price of $5.24, and which vest ¼ immediately, and ¼ on the second, third, and fourth anniversaries of the grant; (ii) options to purchase 56,000 shares of the Company’s Common Stock, which have a term of ten years, and exercise price of $4.76, and which vest ¼ immediately, and ¼ on the second, third, and fourth anniversaries of the grant; and (iii) restricted stock units (RSUs) which convert into one share of the Company’s Common Stock upon vesting, and will vest (a) 40,000 shares at such date that the 30 day volume weighted average price ("VWAP") for shares of the Company’s Common Stock meets or exceeds $7.50, (b) 40,000 shares at such date that the 30 day VWAP for shares of the Company’s Common Stock meets or exceeds $9.00, (c) 40,000 shares at such date that the 30 day VWAP for shares of the Company’s Common Stock meets or exceeds $10.50, and (d) 40,000 shares at such date that the 30 day VWAP for shares of the Company’s common stock meets or exceeds $12.00.

Patrick Ryan. Under the terms of an Employment Agreement dated June 13, 2019, Mr. Ryan served in the capacity of Chief Retail Officer until the termination of the Agreement on June 7, 2022. Pursuant to the terms and conditions of the Employment Agreement, Mr. Ryan was entitled to receive the following compensation as consideration for his services to the Company: (i) an annual base salary of $125,000 per year, which increased to $130,000 per year effective on the first anniversary of the Employment Agreement, and to $135,000 per year effective on the second anniversary of the Employment Agreement; (ii) commissions on a monthly basis in arrears in an amount equal to 2.5% of the adjusted gross profit from the sale of franchise exclusive products, less certain expenses and costs, related to the sale of franchise exclusive products to both domestic and international locations, as determined in good faith by Company; (iii) an annual cash bonus, in an amount to be determined by the compensation committee of the Company’s Board, in its sole discretion, on an annual basis; and (iv) reimbursement for any out-of-pocket expenses reasonably incurred by Mr. Ryan in connection with the performance of his duties. Mr. Ryan is also entitled to participate in such life insurance, disability, medical, dental, stock plans, retirement plans and other programs as may be made generally available from time to time by the Company for the benefit of similarly situated employees or its employees generally. In addition, pursuant to the terms and conditions of the Employment Agreement, Mr. Ryan shall be subject to certain non-competition and non-solicitation provisions for a period of one year following his termination for any reason. Beginning on June 8, 2022, following the expiration of his previous agreement, Mr. Ryan serves in his capacity as Chief Retail Officer without an Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that had not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2022:

Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Dayton Judd	7/31/2018	230,000		-	-	$0.70	7/31/2028	-	-
Chief Executive Officer and Chairman	2/5/2021	54,000	(1)	18,000	-	$5.24	2/5/2026	-	-
	2/5/2021	42,000	(1)	14,000	-	$4.76	2/5/2031	-	-

(1)	One-fourth of the stock options vested on the grant date of February 5, 2021, with the remainder vesting in three equal annual installments thereafter, becoming fully vested on February 5, 2024.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:	379,492	$3.09	262,000

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Director Compensation

We currently have five directors, four of whom are considered independent. Non-independent directors who are also employees of the Company do not receive compensation for their services as a director on the Board. For the year ended December 31, 2022, each of our non-employee directors were entitled to receive $40,000 per annum for their services on the Board pursuant to the Company’s current director compensation plan, which compensation may be paid in cash, shares of Company Common Stock or a combination thereof, at the option of each individual director.

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2022:

	Fees earned or paid in cash	Stock awards	Option awards	Total

Grant Dawson	$40,000	$-	$-	$40,000
Lewis Jaffe	$40,000	$-	$-	$40,000
Todd Ordal	$40,000	$-	$-	$40,000
Seth Yakatan	$40,000	$-	$-	$40,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding shares of our Common Stock beneficially owned as of April 3, 2023, by:

(i)	each of our officers and directors;

(ii)	all officers and directors as a group; and

(iii)
each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percent ownership is calculated based on 4,446,161 shares of our Common Stock outstanding at April 3, 2023.

Beneficial Ownership of our Common Stock

Name and Address of Owner (1)	Title of Class	Number of Shares Owned	Percentage of Class

Dayton Judd, Chair and Chief Executive Officer (2)	Common Stock	2,883,529	58.7%

Patrick Ryan, Chief Retail Officer	Common Stock	14,544	* %

Jenna Sinnett, Chief Operating Officer	Common Stock	5,600	*

Grant Dawson	Common Stock	76,428	1.7%

Lewis Jaffe	Common Stock	-	-%

Todd Ordal	Common Stock	30,944	* %

Seth Yakatan	Common Stock	-	-%

All Officers and Directors as a group (seven persons)	Common Stock	3,005,429	61.2%

* Less than 1%

(1)	The address of each of the officers and directors is c/o FitLife Brands, Inc., 5214 S. 136th Street, Omaha, NE 68137.

(2)
Consists of 489,401 shares of Common Stock held by Mr. Judd personally, including in IRA accounts; 230,000 shares of Common Stock issuable upon the exercise of stock options at $0.70 per share, exercisable within 60 days of April 3, 2023; 54,000 shares of Common Stock issuable upon the exercise of stock options at $5.24 per share, exercisable within 60 days of April 3, 2023; 42,000 shares of Common Stock issuable upon the exercise of stock options at $4.76 per share, exercisable within 60 days of April 3, 2023; 1,924,648 shares of Common Stock held by Sudbury Holdings, LLC; and 143,480 shares of Common Stock issuable upon the exercise of warrants held by Sudbury Holdings, LLC.

(3)
Consists of 2,484 shares of Common Stock held by Mr. York in an IRA account, and 2,500 shares of Common Stock issuable upon the exercise of stock options at $15.65 per share, exercisable within 60 days of April 3, 2023.

Changes in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions between the Company and any of its directors, executive officers or any other related persons during the year ended December 31, 2022.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the year ended December 31, 2022 was Weinberg & Company (“Weinberg”). For the year ended December 31, 2021, our independent registered public accounting firm was Weaver and Tidwell, L.L.P. (“Weaver") Set forth below are the aggregate fees we were billed by Weinberg and Weaver for professional services rendered for the years ended December 31, 2022 and 2021.

The following table sets forth the aggregate fees billed by Weinberg and Weaver with respect to audit and non-audit services for the Company during the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit fees	$148,000	$230,000
Audit-related fees	4,000	15,000
Tax fees	24,000	37,000
All other fees	-	-
Total	$176,000	$282,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by an external consultant for tax compliance, tax advice, and tax planning (these services were performed by our principal accountant for the year ended December 31, 2021); and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees”, “audit-related fees”, and “tax fees”.

Audit Fees

During the fiscal year ended December 31, 2022 and 2021, audit fees were approximately $148,000 and $230,000, respectively.

Tax Fees

During the fiscal year ended December 31, 2022 and 2021, tax fees for tax compliance, tax advice and tax planning were $24,000 and $37,000, respectively.

All Other Fees

During the fiscal years ended December 31, 2022 and 2021, all other fees for other services were $0 and $0, respectively.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2009).
16.3	Letter from Weaver and Tidwell, LLP dated October 17, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed October 18, 2022).
21*	List of Subsidiaries
23.1*	Consent of Weaver and Tidwell, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

* Previously filed in Original Filing.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	FitLife Brands, Inc.

Date: April 27, 2023	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)