Form 10-Q
period 2023-03-31
FITLIFE BRANDS, INC.
filed 2023-05-15
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, a total of 4,446,161 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2023

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$7,977	$13,277
Restricted cash	950	-
Accounts receivable, net of allowance of doubtful accounts of $36 and $50, respectively	2,045	705
Inventories, net of allowance for obsolescence of $110 and $107, respectively	8,791	9,105
Prepaid expense and other current assets	1,447	116
Total current assets	21,210	23,203

Property and equipment, net	118	46
Right of use asset	185	103
Intangibles, net of amortization of $82 and $72, respectively (provisional)	7,769	150
Goodwill (provisional)	10,787	358
Deferred tax asset	1,596	1,847
TOTAL ASSETS	$41,665	$25,707

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$4,881	$2,995
Accrued expense and other liabilities	1,897	631
Product returns	581	590
Term loan – current portion	2,500	-
Lease liability - current portion	90	54
Total current liabilities	9,949	4,270
Term loan, net of current portion	10,000	-
Long-term lease liability, net of current portion	108	49
TOTAL LIABILITIES	20,057	4,319

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of March 31, 2023 and December 31, 2022
Common stock, $0.01 par value, 60,000 shares authorized; 4,446 and 4,507 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	44	45
Additional paid-in capital	30,099	30,056
Accumulated deficit	(8,557)	(8,713)
Foreign currency translation adjustment	22	-
TOTAL STOCKHOLDERS' EQUITY	21,608	21,388
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,665	$25,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Revenue	$10,738	$7,294
Cost of goods sold	6,330	4,183
Gross profit	4,408	3,111

OPERATING EXPENSES:
Selling, general and administrative	2,344	1,495
Merger and acquisition related expense	1,372	6
Depreciation and amortization	19	14
Total operating expenses	3,735	1,515

OPERATING INCOME	673	1,596

OTHER EXPENSE (INCOME)
Interest income	(84)	(7)
Interest expense	98	-
Foreign exchange (gain) loss	82	-
Total other expense (income)	96	(7)

NET INCOME BEFORE INCOME TAX PROVISION	577	1,603

PROVISION FOR INCOME TAXES	421	313

NET INCOME	$156	$1,290

NET INCOME PER SHARE
Basic	$0.03	$0.28
Diluted	$0.03	$0.26
Basic weighted average common shares	4,483	4,554
Diluted weighted average common shares	4,935	4,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Foreign currency translation
	Shares	Amount	Stock	Capital	Deficit	adjustment	Total

THREE MONTHS ENDED MARCH 31, 2023

JANUARY 1, 2023	4,507	$45	$-	$30,056	$(8,713)	$-	$21,388
Shares surrendered in legal settlement	(61)	(1)	-	1	-	-	-
Stock-based compensation	-	-	-	42	-	-	42
Comprehensive (loss) income	-	-	-	-	-	22	22
Net income	-	-	-	-	156	-	156
MARCH 31, 2023	4,446	$(44)	$-	$30,099	$(8,557)	$22	$21,608

THREE MONTHS ENDED MARCH 31, 2022

JANUARY 1, 2022	4,552	$46,000	$(2,087)	$32,529	$(13,142)	$-	$17,346
Retirement of treasury shares	-	-	2,087	(2,087)	-	-	-
Exercise of stock options	4	-	-	29	-	-	20
Stock-based compensation	-	-	-	107	-	-	107
Net income	-	-	-	-	1,290	-	1,290
MARCH 31, 2022	4,556	$46,000	$-	$30,578	$(11,852)	$-	$18,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156	$1,290
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19	14
Right of use asset	16	13
Allowance for doubtful accounts	(14)	(3
Allowance for inventory obsolescence	2	36
Stock compensation expense	42	107
Changes in operating assets and liabilities:
Accounts receivable - trade	(917)	(741
Inventories	1,501	(611
Deferred tax asset	251	309
Prepaid expense and other assets	(44)	157
Accounts payable	(1,045)	532
Lease liability	(16)	(13
Accrued liabilities and other liabilities	290	22
Product returns	(9)	22
Net cash provided by operating activities	232	1,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(17,099)	-
Net cash used in investing activities	(17,099)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	29
Borrowings on term loan	12,500	-
Net cash provided by financing activities	12,500	29

Foreign currency impact on cash	17	-

CHANGE IN CASH AND RESTRICTED CASH	(4,350)	1,163
CASH, BEGINNING OF PERIOD	13,277	9,897
CASH AND RESTRICTED CASH, END OF PERIOD	$8,927	$11,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except per share data)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); and (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products"). The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.  The Company distributes the MRC Products primarily on Amazon.com.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the OTC Pink market.

Recent Developments

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC. See Note 8 for additional disclosure.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end of period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the period of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations denominated in a currency other than the functional currency of each subsidiary are included in the results of operations as incurred.

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

Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, allowance for inventory obsolescence, depreciable lives of property and equipment, purchase price allocations for business combinations, analysis of impairment of goodwill, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

	Three months ended March 31,
	2023	2022

Net income available to common shareholders	$156	$1,290
Weighted average common shares - basic	4,483	4,554
Dilutive effect of outstanding warrants and stock options	452	426
Weighted average common shares - diluted	4,935	4,980

Net income per common share:
Basic	$0.03	$0.28
Diluted	$0.03	$0.26

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. The Company has approximately $950 in short-term interest-earning accounts pledged as collateral for financing arrangements that are currently limited to business credit cards.

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

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired trademarks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is the period needed to gather all information necessary to make the purchase price allocation, not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Management determined there were no indicators of impairment at March 31, 2023 or December 31, 2022.

Customer Concentration

Net sales to GNC during the three-month periods ended March 31, 2023 and 2022 represent 49% and 70% of total net revenue, respectively. Gross accounts receivable attributable to GNC as of March 31, 2023 and 2022 represent 32% and 82% of the Company’s total accounts receivable balance, respectively.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements and wellness products to consumers.

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

All products sold by the Company are distinct individual products and consist of nutritional supplements and wellness products. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company disaggregates revenue into geographical regions and distribution channels.  The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the quarter ended March 31, 2023 was approximately 47% of net revenue, compared to 53% for wholesale channels for the same period.  Online revenue during the quarter ended March 31, 2022 was 27% of net revenue compared to 73% for wholesale channels during the same period in 2022.

Sales to customers in the United States were approximately 97% and 99% during the quarters ended March 31, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe.

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

Income Taxes

Provision for income taxes consists of current and deferred tax expense. Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted in the countries where the Company and its subsidiaries operate and generate taxable income. The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets may also result from unused losses and other deductions carried forward. An assessment of the probability that a deferred tax asset will be recovered is made prior to any deferred tax asset being recognized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized, or that future deductibility is uncertain.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 73.0% and 19.5% for the three months ended March 31, 2023 and 2022, respectively.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company has adopted this guidance beginning January 1, 2023. This guidance did not have a significant impact on the Company’s financial statements.

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

The total allowance for expiring, excess and slow-moving inventory items as of March 31, 2023 and December 31, 2022 amounted to $110 and $107, respectively. The Company’s inventories as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Finished goods	$7,972	$8,347
Components	929	865
Allowance for obsolescence	(110)	(107)
Total	$8,791	$9,105

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of March 31, 2023 and December 31, 2022 as follows:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Equipment	$897	$902
Accumulated depreciation	(779)	(856)
Total	$118	$46

Depreciation expense for the three months ended March 31, 2023 and 2022 was $19 and $14, respectively.

NOTE 6 – NOTES PAYABLE

Debt obligations consisted of the following:

	March 31, 2023	December 31, 2022
Term loan – current portion	$2,500	$-
Term loan, net of current portion	10,000	-
Total	$12,500	$-

Amended and Restated Credit Agreement – First Citizens Bank

On February 23, 2023 (the “Loan Closing Date”), FitLife Brands, Inc. (the “Company”) entered into an Amended and Restated Credit Agreement with First Citizens Bank (the “Bank”) (the “Credit Agreement”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12.5 million (“Term Loan”), and a revolving line of credit of $3.5 million (the “Line of Credit”, and collectively with the Term Loan, the “Loan”). The Company used the proceeds from the Loan to fund the consummation of the Acquisition (as defined below), and for general working capital purposes, including those of MRC (as defined below).

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

The Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all Obligations, with interest thereon, immediately due and payable. The Credit Agreement further contains: (X) customary representations and warranties of the Company; (Y) customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and (Z) customary affirmative and negative covenants, including, without limitation, covenants: (i) to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of net less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2023; (ii) to maintain a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024; (iii) not to incur any indebtedness, except indebtedness already incurred on the date of the Credit Agreement, incurred for capital leases and purchase money obligations for fixed assets less than $100,000 without the Bank’s prior approval, and payable to trade creditors in the ordinary course of business; (iv) not to undertake certain fundamental or corporate changes; and (v) not to make certain Dispositions (as defined in the Credit Agreement). The Company was in compliance with all covenants as of March 31, 2023.

As of March 31, 2023, the borrowings outstanding on the Term Loan and the Line of Credit were $12,500 and $0, respectively.

Maturities of the Company's Term Loan are as follows:

Year ending
2023 (remaining nine months)	$1,875
2024	2,500
2025	2,500
2026	2,500
2027	2,500
2028	625
Total term loan outstanding as of March 31, 2023	$12,500

NOTE 7 - EQUITY

The Company is authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,446 and 4,507 shares of Common Stock were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

a.	Common Stock Issued for Services

In February 2021, the Company granted Dayton Judd, Chief Executive Officer, an aggregate of 160 restricted share units (“RSUs”). The Company recorded $25 and $95 of stock compensation expense related to the RSUs during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $6 of unamortized compensation expense associated with RSUs.

b.	Share Repurchase Program

On March 17, 2023, the Board approved the extension of the Share Repurchase Program. Under the extended and amended Share Repurchase Program, the Board authorized management to repurchase up to an additional $5,000 of the Company's Common Stock over the next 24 months, at a purchase price equal to the fair market value of the Company's Common Stock on the date of purchase, with the exact date and amount of such purchases to be determined by management. All other terms of the Share Repurchase Program remain unchanged.

During the three months ended March 31, 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of March 31, 2023, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Treasury Shares

In January 2022, the Company retired all treasury shares. As of March 31, 2023, there are no shares held in treasury.

Other

During the quarter ended March 31, 2023, the Company settled a dispute with a former employee.  As a result of the settlement, the former employee forfeited 61,200 shares of Common Stock to the Company for no consideration, which shares were then immediately cancelled.

Options

Information regarding options outstanding as of March 31, 2023 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2022	379	$3.09	5.3
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2023	379	$3.09	5.1

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$0.70	-	5.24	358	5.2	$2.25	326	$1.98
$11.55	-	30.31	21	2.9	$17.09	14	$17.87
			379	5.1	$3.09	340	$2.63

The closing stock price for the Company’s stock on March 31, 2023 was $16.75, resulting in an intrinsic value of outstanding options of $5,231.

During the three-month periods ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $17 and $12, respectively, related to stock options. As of March 31, 2023 there is $143 of unamortized compensation expense related to stock options.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of March 31, 2023 and December 31, 2022 amounted to 143. Total intrinsic value as of March 31, 2023 amounted to $2,238. During the three months ended March 31, 2023 and year ended December 31, 2022, no warrants were granted and no warrants expired.

Outstanding	Exercise Price	Issuance Date	Expiration Date	Vesting
143	$1.15	11/13/18	11/13/23	Yes

NOTE 8 – Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire all of the equity interests of MRC. The acquisition closed on February 28, 2023. MRC is headquartered in Oakville, Ontario, Canada. The purchase price of $17,099 was paid with proceeds from the Term Loan as well as cash on hand.

During the first quarter of 2023, the Company incurred $1,356 of transaction-related costs for the acquisition of MRC.

The Company accounted for the acquisition as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. At the date of the acquisition and of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets acquired and liabilities assumed on the date of acquisition, and is as follows:

Assets acquired:
Accounts receivable	$1,521
Inventories	1,181
Prepaid expenses and other assets	161
Right of use asset	100
Property and equipment	77
Intangible assets (provisional)	7,602
Goodwill (provisional)	10,386
Total assets	21,028
Liabilities assumed:
Accounts payable and accrued expenses	(2,911)
Income tax payable	(885)
Product returns	(23)
Lease liabilities	(110)
Total liabilities	(3,929)
Purchase price	$17,099

The purchase was intended to augment and diversify the Company’s product offerings and lineup.  Key factors that contributed to the recorded intangible assets and goodwill were the opportunity to complement existing operations of the Company and the opportunity to generate future synergies within the nutritional supplement and wellness business

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the quarter ended March 31, 2023 and 2022, respectively, giving effect to the acquisition of MRC as if it had occurred at January 1, 2022. Included in the pro forma information is: adjustments to recognize transaction-related costs related to the acquisition of MRC and fair value adjustment to inventory acquired during the quarter ended March 31, 2022, adjustments to remove the interest costs from MRC’s debt prior to the closing of the acquisition, and to recognize interest expense based on the projected balance of the Term Loan for the respective periods presented for this pro forma.

	Three months ended
	March 31,
	2023	2022

Revenue	$15,793	$14,833

Net income	$1,293	$1,372

Net income per share	$0.26	$0.28

The pro forma adjustments do not reflect adjustments for anticipated operating efficiencies that the Company expects to achieve as a result of this acquisition. The pro forma financial information is for informational purposes only and does not purport to present what the Company’s results would actually have been had the transaction actually occurred on the dates presented or to project the combined company’s results of operations or financial position for any future period.

MRC revenues and net loss for the period from February 28, 2023 to March 31, 2023 was $2,639 and ($747), respectively.

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

NOTE 10 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current presentation.  These reclassifications had no effect on the reported operating income or net income on the Condensed Consolidated Statement of Operations.  Certain expenses previously classified as selling, general and administrative expenses have been reclassified to a contra-revenue account on the Condensed Consolidated Statement of Operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the condensed consolidated financial statements and disclosures through the date the condensed consolidated financial statements were issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the condensed consolidated financial statements presented herein.

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

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); and (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products”). The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.  The Company distributes the MRC Products primarily on Amazon.com.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the over-the-counter market.

Recent Developments

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC. See Note 8 for additional disclosure.

Share Repurchase Plan

On March 17, 2023, the Board approved the extension of the Company’s previously authorized share repurchase program, initially approved by the Board on August 16, 2019, as amended on September 23, 2019, November 6, 2019 and February 1, 2021 (“Share Repurchase Program”). Under the extended and amended Share Repurchase Program, the Board authorized management to repurchase up to $5,000 of the Company's Common Stock over the next 24 months, at a purchase price equal to the fair market value of the Company's Common Stock on the date of purchase, with the exact date and amount of such purchases to be determined by management (the “2023 Share Repurchase Program”).

During the three months ended March 31, 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of March 31, 2023, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Inflation

The Company has experienced inflationary pressure with regard to the procurement of many of its products.  Thus far, the Company has been able to offset much of the impact of inflation through price increases to its customers.  In the future, however, further inflationary pressure could adversely affect the Company's operating performance if market conditions no longer permit the Company to pass through price increases to its customers.

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

	Three months ended
	March 31, 2023	March 31, 2022	Change	%
	(Unaudited)
Revenue	$10,738	$7,294	$3,444	47%
Cost of goods sold	6,330	4,183	2,147	51%
Gross profit	4,408	3,111	1,297	42%
Selling, general and administrative expenses	2,344	1,495	849	57%
Merger and acquisition-related costs	1,372	6	1,366	n/m
Depreciation and amortization	19	14	5	36%
Total operating expenses	3,735	1,515	2,220	147%
Operating income	673	1,596	(923)	(58)%
Other expense (income), net	96	(7)	103	n/m
Provision for income tax	421	313	108	35%
Net income	$156	$1,290	$(1,134)	(88)%

Revenue.  Revenue for the three months ended March 31, 2023 increased 47% to $10,738 as compared to $7,294 for the three months ended March 31, 2022. The increase in revenue for the three months ended March 31, 2023 compared to the prior period principally reflects revenue generated from the acquisition of MRC, which was consummated on February 28, 2023, which contributed $2,639 of the revenue increase. Legacy FitLife revenue for the first quarter of 2023 was $8.1 million, an increase of 11.1% compared to the same period last year, driven by a 6.0% increase in wholesale revenue and a 25.6% increase in online revenue.

Online revenue during the quarter ended March 31, 2023 was approximately 47% of net revenue, compared to 53% for wholesale channels for the same period.  Online revenue during the quarter ended March 31, 2022 was 27% of net revenue compared to 73% for wholesale channels for the same period of 2022. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales. Management also believes that its focus on developing its e-commerce capabilities will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term.

Sales to customers in the United States were approximately 97% and 99% during the quarters ended March 31, 2023 and 2022, respectively, with the balance of sales to customers primarily in Canada and Europe.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2023 increased to $6,330 as compared to $4,183 for the three months ended March 31, 2022. This 51% increase is primarily due to an increase in sales attributable to MRC and increased product costs due to inflationary pressures, as well as higher distribution costs resulting from increased sales through online channels.

Gross Profit.  Gross profit for the three months ended March 31, 2023 increased to $4,408 as compared to $3,111 for the three months ended March 31, 2022. The increase in gross profit is principally attributable to higher revenue.

Gross margin for the three months ended March 31, 2023 decreased to 41.1% from 42.7% for the comparable period last year. The decrease in gross margin is primarily due to amortization of the fair value step-up to MRC inventory acquired. Excluding the $110 impact of the step-up amortization, gross margin would have been 42.1% during the quarter ended March 31, 2023.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2023 increased to $2,344 as compared to $1,495 for the three months ended March 31, 2022. The increase was primarily due to the inclusion of MRC SG&A expense in the Company’s consolidated financial statements.

Merger and Acquisition-Related Costs. Merger and acquisition related costs increased to $1,372 during the quarter ended March 31, 2023 compared to $6 for the same period of 2022 driven by the acquisition of MRC during the quarter ended March 31, 2023.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2023 increased to $19 as compared to $14 for the three months ended March 31, 2022. The increase is primarily attributable to depreciation of property and equipment acquired in the MRC business combination.

Net Income.  We generated net income of $156 for the three-month period ended March 31, 2023 as compared to net income of $1,290 for the three months ended March 31, 2022. The decrease in net income for the three-month period ended March 31, 2023 compared to the same period in 2022 was primarily attributable to non-recurring expenses related to the acquisition of MRC including transaction-related expense of $1,374, amortization of the inventory step-up valuation of $110, and a loss on a currency hedge of $112.

Non-GAAP Measures

The financial presentation below contains certain financial measures not in accordance with GAAP, defined by the SEC as “non-GAAP financial measures”, including non-GAAP EBITDA and adjusted non-GAAP EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Quarterly Report in accordance with GAAP.

As presented below, non-GAAP EBITDA excludes interest, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, stock-based compensation, M&A/integration expenses, and non-recurring expenses. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Net income	$156	$1,290
Interest expense	98	-
Interest income	(84)	(7)
Provision for income taxes	421	313
Depreciation and amortization	19	14
EBITDA	610	1,610
Non-cash and non-recurring adjustments
Stock compensation expense	42	107
Merger and acquisition related costs	1,372	6
Amortization of inventory step-up	110	-
Non-recurring loss on foreign currency forward	112	-
Adjusted EBITDA	$2,246	$1,723

Liquidity and Capital Resources

At March 31, 2023, we had positive working capital of approximately $11,261, compared to $18,933 at December 31, 2022. Our principal sources of liquidity at March 31, 2023 consisted of $8,927 of cash and $3,240 of accounts receivable.

On September 24, 2019, the Company entered into the Line of Credit agreement with Mutual of Omaha Bank (the “Lender”), subsequently acquired by CIT Bank N.A., then acquired by First Citizens Bank & Trust Company, providing the Company with a $2.5 million revolving line of credit (the “Line of Credit”). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the Maturity Date, or unless renewed at maturity upon approval by the Company’s Board and the Lender. The Line of Credit is secured by all assets of the Company.

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

On February 23, 2023, the Company and the Lender amended the Line of Credit Agreement (“Amended and Restated Credit Agreement” or “Credit Agreement”) providing the Company with a Term Loan for the principal amount of $12.5 million (“Term Loan”) and increasing the Line of Credit to $3.5 million. All other terms of the Credit Agreement remain unchanged. All of the proceeds from the Term Loan were used for the acquisition of MRC.

The Term Loan accrues interest at an annual rate of the one-month SOFR rate plus 2.75%, and principal plus accrued interest will be payable quarterly beginning June 10, 2023 in amounts sufficient to fully amortize the Term Loan through February 28, 2028 (the “Term Loan Maturity Date”), with all principal and accrued interest on the Term Loan being due and payable in full on the Term Loan Maturity Date. The Company may prepay amounts borrowed under the Term Loan, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Credit Agreement also contains certain customary affirmative and negative covenants, including covenants to maintain: a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, and to the extent the Term Loan still has a balance as of June 30, 2024, and a Cash Flow Leverage threshold (as defined in the credit agreement) of 1.15 is not met, the Company will be required to make a prepayment on the Term Loan equal to 50% of the Excess Cash Flow (as defined in the Credit Agreement). The Company was in compliance with all covenants as of March 31, 2023.

As of March 31, 2023, the borrowings outstanding on the Term Loan and the Line of Credit were $12,500 and $0, respectively.

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

Cash Provided by Operations.  Cash provided by operating activities for the three months ended March 31, 2023 was $232, as compared to cash provided by operations of $1,134 for the three months ended March 31, 2022. The decrease in cash provided by operating activities is attributable to lower net income, driven primarily by $1.4 million of transaction costs related to the acquisition of MRC during the first three months of 2023 when compared to the same period of 2022.

Cash Used in Investing Activities. Cash used in investing activities for the three-month periods ended March 31, 2023 was $17,099 for the acquisition of MRC, compared to $0 for the first three months of 2022.

Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2023 was $12,500 as compared to cash provided by financing activities of $29 during the three months ended March 31, 2022. The increase in cash provided by financing activities is primarily attributable to the funding of the Term Loan during the first three months of 2023.

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

While we have concluded that a triggering event did not occur during the three months ended March 31, 2023, a worsening of the severity of the COVID-19 pandemic could result in future goodwill impairment charges. We will continue to monitor the effects of the COVID-19 pandemic’s impact on our business, and review for impairment indicators as necessary in the upcoming months.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements and wellness products to consumers.

The Company accounts for revenues in accordance with FASB ASC 606. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

All products sold by the Company are distinct individual products and consist of nutritional supplements and wellness products. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company disaggregates revenue into geographical regions and distribution channels.  The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the quarter ended March 31, 2023 was approximately 47% of net revenue, compared to 53% for wholesale channels for the same period.  Online revenue during the quarter ended March 31, 2022 was 27% of net revenue compared to 73% for wholesale channels during the same period in 2022.

Sales to customers in the United States were approximately 97% and 99% during the quarters ended March 31, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently conducted principally in the United States. As a result of the acquisition of MRC, our financial results can be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We engaged in hedging transactions to reduce our exposure to changes in currency exchange rates that impacted the cash required for the acquisition of MRC. As the geographical scope of our business broadens, we may engage in hedging transactions to reduce our exposure to changes in foreign currency rates.

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our Credit Agreement, and our investments in short-term financial instruments. As of March 31, 2023, the Company had a Term Loan balance of $12.5 million and a zero balance under its Line of Credit.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended March 31, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below, which resulted in reporting errors requiring a restatement of our financial statements for the years ended December 31, 2020 and 2019 and our interim financial information for the quarterly periods ended June 30, 2021, March 31, 2021, September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019.

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

Monitoring systems.  We concluded that we did not design and implement effective monitoring activities related to (i) selecting, developing, and performing separate evaluations of our internal control over financial reporting; and (ii) evaluating and communicating internal control deficiencies in a timely manner to parties responsible for taking corrective actions.

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

(b) Changes in Internal Controls Over Financial Reporting

We are still in the process of implementing our remedial actions throughout 2023.  Also, during August 2022, we hired a new CFO, a highly qualified individual with public company experience.  Management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our comprehensive Annual Report on Form 10-K for our fiscal year ended December 31, 2022, filed with the SEC on March 24, 2023. Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2023.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Amended and Restated Credit Agreement, dated February 23, 2023, between FitLife Brands Inc., and First Citizens Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2023.

10.2

Term Note, dated February 23, 2023, issued by FitLife Brands, Inc., to First Citizens Bank, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2023.

10.3

Security Agreement, dated February 23, 2023, among FitLife Brands, Inc., NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and First Citizens Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 1, 2023

10.4

Guaranty Agreement, dated February 23, 2023, among NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and First Citizens Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 1, 2023.

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

Registrant	FitLife Brands, Inc.

Date: May 15, 2023	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: May 15, 2023	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)