Form 10-Q
period 2023-06-30
FITLIFE BRANDS, INC.
filed 2023-08-14
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, a total of 4,446,161 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$8,882	$13,277
Restricted cash	951	-
Accounts receivable, net of allowance of doubtful accounts of $33 and $50, respectively	1,575	705
Inventories, net of allowance for obsolescence of $123 and $107, respectively	9,148	9,105
Sales tax receivable	1,322	-
Prepaid expense and other current assets	569	116
Total current assets	22,447	23,203

Property and equipment, net	162	46
Right of use asset	165	103
Intangibles, net of amortization of $93 and $72, respectively (provisional)	7,957	150
Goodwill (provisional)	13,559	358
Deferred tax asset	1,344	1,847
TOTAL ASSETS	$45,634	$25,707

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$3,571	$2,995
Accrued expense and other liabilities	3,065	631
Product returns	589	590
Term loan – current portion	2,500	-
Lease liability - current portion	92	54
Total current liabilities	9,817	4,270
Term loan, net of current portion	9,375	-
Long-term lease liability, net of current portion	85	49
Deferred tax liability	2,507	-
TOTAL LIABILITIES	21,784	4,319

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of June 30, 2023 and December 31, 2022
Common stock, $0.01 par value, 60,000 shares authorized; 4,446 and 4,507 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	44	45
Additional paid-in capital	30,130	30,056
Accumulated deficit	(6,593)	(8,713)
Foreign currency translation adjustment	269	-
TOTAL STOCKHOLDERS' EQUITY	23,850	21,388
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,634	$25,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022

Revenue	$14,760	$7,824	$25,498	$15,118
Cost of goods sold	8,795	4,334	15,125	8,517
Gross profit	5,965	3,490	10,373	6,601

OPERATING EXPENSE:
Selling, general and administrative	3,243	1,445	5,586	2,941
Merger and acquisition related expense	115	203	1,487	208
Depreciation and amortization	23	17	42	31
Total operating expense	3,381	1,665	7,115	3,180

OPERATING INCOME	2,584	1,825	3,258	3,421

OTHER INCOME
Interest income	(66)	(9)	(150)	(16)
Interest expense	251	-	349	-
Foreign exchange gain	(200)	-	(117)	-
Total other (income) expense	(15)	(9)	82	(16)

NET INCOME BEFORE TAX PROVISION	2,599	1,834	3,176	3,437

PROVISION FOR INCOME TAXES	635	388	1,056	701

NET INCOME	$1,964	$1,446	$2,120	$2,736

NET INCOME PER SHARE
Basic	$0.44	$0.32	$0.47	$0.60
Diluted	$0.40	$0.29	$0.43	$0.55
Basic weighted average common shares	4,446	4,556	4,464	4,555
Diluted weighted average common shares	4,887	4,960	4,906	4,971

COMPREHENSIVE INCOME:
NET INCOME	$1,964	$1,446	$2,120	$2,736
Foreign currency translation adjustment	247	-	269	-
Comprehensive income	$2,211	$1,446	$2,389	$2,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Common Stock		Treasury	Additional paid-in	Accumulated	Foreign currency translation
	Shares	Amount	stock	capital	deficit	adjustment	Total

Three Months Ended June 30, 2023

APRIL 1, 2023	4,446	$44	$-	$30,099	$(8,557)	$22	$21,608
Stock-based compensation	-	-	-	31	-	-	31
Comprehensive (loss) income	-	-	-	-	-	247	247
Net income	-	-	-	-	1,964	-	1,964
JUNE 30, 2023	4,446	$44	$-	$30,130	$(6,593)	$269	$23,850

Six Months Ended June 30, 2023

JANUARY 1, 2023	4,507	$45	$-	$30,056	$(8,713)	$-	$21,388
Shares surrendered in legal settlement	(61)	(1)	-	-	-	-	(1)
Stock-based compensation	-	-	-	74	-	-	74
Comprehensive (loss) income	-	-	-	-	-	269	269
Net income	-	-	-	-	2,120	-	2,120
JUNE 30, 2023	4,446	$44	$-	$30,130	$(6,593)	$269	$23,850

Three Months Ended June 30, 2022

APRIL 1, 2022	4,556	$46	$-	$30,578	$(11,852)	$-	$18,772
Stock-based compensation	-	-	-	97	-	-	97
Net income	-	-	-	-	1,446	-	1,446
JUNE 30, 2022	4,556	$46	$-	$30,675	$(10,406)	$-	$20,315

Six Months Ended June 30, 2022

JANUARY 1, 2022	4,553	$46	$(2,087)	$32,529	$(13,142)	$-	$17,346
Retirement of treasury shares	-	-	2,087	(2,087)	-	-	-
Exercise of stock options	3	-	-	29	-	-	29
Stock-based compensation	-	-	-	204	-	-	204
Net income	-	-	-	-	2,736	-	2,736
JUNE 30, 2022	4,556	$46	$-	$30,675	$(10,406)	$-	$20,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,120	$2,736
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42	31
Allowance for doubtful accounts	(17)	(5)
Allowance for inventory obsolescence	15	47
Stock compensation expense	74	204
Changes in operating assets and liabilities:
Accounts receivable - trade	(429)	(1,171)
Inventories	1,164	125
Deferred tax asset	503	694
Prepaid expense and other assets	(467)	(187)
Right-of-use asset	38	27
Accounts payable	(1,611)	(366)
Lease liability	(39)	(27)
Product returns	-	4
Accrued expense and other liabilities	401	266
Net cash provided by operating activities	1,794	2,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54)	-
Cash paid for acquisition	(17,099)	-
Net cash used in investing activities	(17,153)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	29
Borrowings on term loan	12,500	-
Payments on term loan	(625)	-
Net cash provided by financing activities	11,875	29

Foreign currency impact on cash	40	-

CHANGE IN CASH AND RESTRICTED CASH	(3,444)	2,407
CASH, BEGINNING OF PERIOD	13,277	9,897
CASH AND RESTRICTED CASH, END OF PERIOD	$9,833	$12,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end-of-period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the period of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations denominated in a currency other than the functional currency of each subsidiary are included in the results of operations as incurred.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net income	$1,964	$1,446	$2,120	$2,736
Weighted average common shares - basic	4,446	4,556	4,464	4,555
Dilutive effect of outstanding warrants and stock options	441	404	442	416
Weighted average common shares - diluted	4,887	4,960	4,906	4,971

Net income per common share:
Basic	$0.44	$0.32	$0.47	$0.60
Diluted	$0.40	$0.29	$0.43	$0.55

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of June 30, 2023, the Company has approximately $951 in short-term interest-earning accounts pledged as collateral for financing arrangements that are currently limited to business credit cards.

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months. We determine if an arrangement is a lease at inception. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our condensed consolidated balance sheets.

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

Goodwill

The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test.  The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach.  The Company determines the amount of a potential goodwill impairment by comparing the fair value of the reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized.

As the Company uses the market approach to determine fair value of the reporting unit, the price of its common stock is an important component of the fair value calculation. If the Company’s stock price experiences significant price and volume fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods.

Management determined there were no indicators of impairment at June 30, 2023 or December 31, 2022.

Customer and Vendor Concentration

Net sales to GNC during the three-month periods ended June 30, 2023 and 2022 represent 29% and 69% of total net revenue, respectively. Net sales to GNC during the six-month periods ended June 30, 2023 and 2022 represent 37% and 69% of total net revenue, respectively. Gross accounts receivable attributable to GNC represented 11% and 43% of the Company’s total accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, there was one vendor who accounted for over 10% of the Company's consolidated accounts payable. During the six months ended June 30, 2023 and 2022, there were two vendors who accounted for over 10% of the Company's inventory-related purchases.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements and wellness products to consumers.

The Company accounts for revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

All products sold by the Company are distinct individual products and consist of nutritional supplements and wellness products. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company evaluated principal versus agent considerations to determine appropriateness of recording platform fees paid to Amazon as an expense or as a reduction of revenue. The Company records platform fees paid to Amazon for distribution of Company products to cost of goods sold in the condensed consolidated statements of income and comprehensive income.  Platform fees are not recorded as a reduction of revenue because the Company: 1) owns the goods before they are transferred to the customer,   2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, 3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, 4) is subject to credit risk (i.e., credit card chargebacks), 5) establishes prices of its products, 6) can determine who fulfills the goods to the customer (Amazon or the Company) and 7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.  Advertising fees for Amazon are recorded in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.

The Company disaggregates revenue into geographical regions and distribution channels.  The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the three months ended June 30, 2023 was approximately 67% of net revenue, compared to 33% for the wholesale channel for the same period.  Online revenue during the six months ended June 30, 2023 was approximately 58% of net revenue, compared to 42% for the wholesale channel for the same period.  Online revenue during each of the three and six months ended June 30, 2022 was 27%.

Sales to customers in the United States were approximately 93% and 99% during the three months ended June 30, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe. Sales to customers in the United States were approximately 95% and 99% during the six months ended June 30, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe.

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

Income Taxes

Provision for income taxes consists of current and deferred tax expense. Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted in the countries where the Company and its subsidiaries operate and generate taxable income. The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets may also result from unused losses and other deductions carried forward. An assessment of the probability that a deferred tax asset will be recovered is made prior to any deferred tax asset being recognized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized, or that future deductibility is uncertain.  The Company reports deferred tax assets and liabilities on a gross basis when they arise from different jurisdictions.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. During the six months ended June 30, 2023, as a result of the MRC acquisition (see Note 8) we experienced changes in our effective tax rate due to the inclusion of new jurisdictions.  The effective income tax rate was 33% and 20% for the six months ended June 30, 2023 and 2022, respectively.

Sales Taxes

The Company is registered for the Canadian federal and provincial goods and services taxes. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in Canada.

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

The total allowance for expiring, excess and slow-moving inventory items as of June 30, 2023 and December 31, 2022 amounted to $123 and $107, respectively. The Company’s inventories as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Finished goods	$8,436	$8,347
Components	835	865
Allowance for obsolescence	(123)	(107)
Total	$9,148	$9,105

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of June 30, 2023 and December 31, 2022 as follows:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Equipment	$954	$902
Accumulated depreciation	(792)	(856)
Total	$162	$46

Depreciation expense for the three months ended June 30, 2023 and 2022 was $13 and $7, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $22 and $11, respectively.

NOTE 6 – NOTES PAYABLE

Debt obligations consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Term loan – current portion	$2,500	$-
Term loan, net of current portion	9,375	-
Total	$11,875	$-

Amended and Restated Credit Agreement – First Citizens Bank

On February 23, 2023 (the “Loan Closing Date”), the Company entered into an Amended and Restated Credit Agreement with First Citizens Bank (the “Bank”) (the “Credit Agreement”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12.5 million (“Term Loan”), and a revolving line of credit of $3.5 million (the “Line of Credit”, and collectively with the Term Loan, the “Loan”). The Company used the proceeds from the Loan to fund the consummation of the Acquisition (as defined below), and for general working capital purposes, including those of MRC (as defined below).

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

The Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all Obligations, with interest thereon, immediately due and payable. The Credit Agreement further contains: (X) customary representations and warranties of the Company; (Y) customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and (Z) customary affirmative and negative covenants, including, without limitation, covenants: (i) to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2023; (ii) to maintain a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024; (iii) not to incur any indebtedness, except indebtedness already incurred on the date of the Credit Agreement, incurred for capital leases and purchase money obligations for fixed assets less than $100,000 without the Bank’s prior approval, and payable to trade creditors in the ordinary course of business; (iv) not to undertake certain fundamental or corporate changes; and (v) not to make certain Dispositions (as defined in the Credit Agreement). The Company was in compliance with all covenants as of June 30, 2023.

As of June 30, 2023, the borrowings outstanding on the Term Loan and the Line of Credit were $11,875 and $0, respectively.

Maturities of the Company's Term Loan are as follows:

Year ending
2023 (remaining six months)	$1,250
2024	2,500
2025	2,500
2026	2,500
2027	2,500
2028	625
Total term loan outstanding as of June 30, 2023	$11,875

NOTE 7 - EQUITY

The Company is authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,446 and 4,507 shares of Common Stock were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

Common Stock Issued for Services

In February 2021, the Company granted Dayton Judd, Chief Executive Officer, an aggregate of 160 restricted share units (“RSUs”). The Company recorded $6 and $85 of stock compensation expense related to the RSUs during the three months ended June 30, 2023 and 2022, respectively. The Company recorded $31 and $180 of stock compensation expense related to the RSUs during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was no unamortized compensation expense associated with RSUs.

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

During the three and six months ended June 30, 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of June 30, 2023, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Treasury Shares

In January 2022, the Company retired all treasury shares. As of June 30, 2023, there are no shares held in treasury.

Other

During the quarter ended March 31, 2023, the Company settled a dispute with a former employee.  As a result of the settlement, the former employee forfeited 61,200 shares of Common Stock to the Company for no consideration, which shares were then immediately cancelled.

Options

Information regarding options outstanding as of June 30, 2023 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2022	379	$3.09	5.3
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2023	379	$3.09	4.9

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$0.70	-	5.24	358	5.0	$2.25	326	$1.98
$11.55	-	30.31	21	2.6	$17.09	14	$17.87
			379	4.9	$3.09	340	$2.63

The closing stock price for the Company’s stock on June 30, 2023 was $17.00, resulting in an intrinsic value of outstanding options of $5,325.

During the three-month periods ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $26 and $12, respectively, related to stock options. During the six-month periods ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $43 and $24, respectively, related to stock options. As of June 30, 2023 there is $126 of unamortized compensation expense related to stock options.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of June 30, 2023 and December 31, 2022 amounted to 143. Total intrinsic value as of June 30, 2023 amounted to $2,267. During the three and six months ended June 30, 2023 and year ended December 31, 2022, no warrants were granted and no warrants expired.

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

During the three and six months ended June 30, 2023, the Company incurred $115 and $1,464, respectively, of transaction-related costs for the acquisition of MRC.

The Company accounted for the acquisition as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. At the date of the acquisition and as of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets acquired and liabilities assumed on the date of acquisition, and is as follows:

February 28, 2023
Assets acquired (provisional):
Accounts receivable	$1,521
Inventories	1,181
Prepaid expense and other assets	161
Right of use asset	100
Property and equipment	77
Intangible assets	7,602
Goodwill	12,830
Total assets	23,472
Liabilities assumed (provisional):
Accounts payable and accrued expense	(2,911)
Income tax payable	(885)
Product returns	(23)
Lease liabilities	(110)
Deferred tax liabilities	(2,444)
Total liabilities	(6,373)
Purchase price	$17,099

The purchase was intended to augment and diversify the Company’s product offerings and lineup.  Key factors that contributed to the recorded intangible assets and goodwill were the opportunity to complement existing operations of the Company and the opportunity to generate future synergies within the nutritional supplement and wellness business.

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the three and six months ended June 30, 2023 and 2022, respectively, giving effect to the acquisition of MRC as if it had occurred at January 1, 2022. Included in the pro forma information is: fair value adjustment to inventory acquired during the three and six months ended June 30, 2022, removal of transaction-related costs related to the acquisition of MRC, removal of the interest costs from MRC’s debt prior to the closing of the acquisition, and interest on borrowings made by the company based on the projected balance of the Term Loan for the respective periods presented for this pro forma.

	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,
	2022	2023	2022

Revenue	$15,680	$30,553	$30,513

Net income	$1,868	$3,390	$2,956

Diluted net income per share	$0.38	$0.68	$0.57

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

MRC revenue and net income for the three months ended June 30, 2023 was $7,628 and $1,118, respectively. MRC revenue and net income for the period from February 28, 2023 to June 30, 2023 was $10,266 and $377, respectively.

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

NOTE 10 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current presentation.  These reclassifications had no effect on the reported operating income or net income on the Condensed Consolidated Statement of Operations.  Certain costs previously classified as selling, general and administrative expense have been reclassified to a contra-revenue account on the Condensed Consolidated Statement of Operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the condensed consolidated financial statements and disclosures through the date the condensed consolidated financial statements were issued and determined there were no subsequent events occurred that were reasonably expected to impact the condensed consolidated financial statements presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this "Quarterly Report"). This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Unless otherwise stated, all dollar amounts are in thousands, except per share data.

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

During the three and six months ended June 30, 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of June 30, 2023, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

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

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022 (in thousands)

	Three months ended
	June 30, 2023	June 30, 2022	Change	%
	(Unaudited)
Revenue	$14,760	$7,824	$6,936	89%
Cost of goods sold	8,795	4,334	4,461	103%
Gross profit	5,965	3,490	2,475	71%
Gross margin	40.4%	44.6%	n/m	(4.2)%

Selling, general and administrative expense (“SG&A”)	3,243	1,445	1,798	124%
Merger and acquisition-related costs	115	203	(88)	(43)%
Depreciation and amortization	23	17	6	35%
Total operating expense	3,381	1,665	1,716	103%
Operating income	2,584	1,825	759	42%
Other (income) expense, net	(15)	(9)	(6)	67%
Provision for income tax	635	388	247	64%
Net income	1,964	$1,446	$518	36%

Revenue.  Revenue for the three months ended June 30, 2023 increased 89% to $14,760 as compared to $7,824 for the three months ended June 30, 2022. The increase in revenue for the three months ended June 30, 2023 compared to the prior period principally reflects revenue generated from the acquisition of MRC, which was consummated on February 28, 2023. Without giving effect to the Company’s acquisition of MRC (“Legacy FitLife”), revenue for the second quarter of 2023 was $7.1 million, a decrease of 9% compared to the same period last year, driven by a 17% decrease in wholesale revenue, partially offset by a 15% increase in online revenue.

Online revenue during the quarter ended June 30, 2023 was approximately 67% of net revenue, compared to 33% for wholesale channels for the same period.  Online revenue during the quarter ended June 30, 2022 was 27% of net revenue compared to 73% for wholesale channels for the same period of 2022. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales. Management also believes that its focus on developing its e-commerce capabilities will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term.

Sales to customers in the United States were approximately 93% and 99% during the quarters ended June 30, 2023 and 2022, respectively, with the balance of sales to customers primarily in Canada and Europe.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2023 increased to $8,795 as compared to $4,334 for the three months ended June 30, 2022. This 103% increase is primarily due to an increase in sales attributable to the acquisition of MRC, increased product costs due to inflationary pressures, as well as higher distribution costs resulting from increased sales through online channels.

Gross Profit.  Gross profit for the three months ended June 30, 2023 increased to $5,965 as compared to $3,490 for the three months ended June 30, 2022. The increase in gross profit is principally attributable to higher revenue attributable to the acquisition of MRC.

Gross margin for the three months ended June 30, 2023 decreased to 40.4% from 44.6% for the comparable period last year. The decrease in gross margin is due to higher product costs due to inflationary pressure, as well as amortization of the fair value step-up to MRC inventory acquired. Excluding the $213 impact of the step-up amortization, gross margin would have been 41.9% during the quarter ended June 30, 2023.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2023 increased to $3,243 as compared to $1,445 for the three months ended June 30, 2022. The increase was primarily due to the inclusion of MRC SG&A expense in the Company’s consolidated financial statements.

Merger and Acquisition-Related Costs. Merger and acquisition related costs decreased to $115 during the quarter ended June 30, 2023 compared to $203 for the same period of 2022.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2023 increased to $23 as compared to $17 for the three months ended June 30, 2022. The increase is primarily attributable to depreciation of property and equipment acquired in the MRC business combination.

Net Income.  We generated net income of $1,964 for the three-month period ended June 30, 2023 as compared to net income of $1,446 for the three months ended June 30, 2022. The increase in net income for the three-month period ended June 30, 2023 compared to the same period in 2022 was primarily attributable to the inclusion of MRC results, partially offset by non-recurring costs related to the acquisition of MRC including transaction-related expense of $115 as well as amortization of the inventory step-up valuation of $213.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022 (in thousands)

	Six months ended
	June 30, 2023	June 30, 2022	Change	%
	(Unaudited)
Revenue	$25,498	$15,118	$10,380	69%
Cost of goods sold	15,125	8,517	6,608	78%
Gross profit	10,373	6,601	3,772	57%
Gross margin	40.7%	43.7%	n/m	(3.0)%

Selling, general and administrative expense	5,586	2,941	2,645	90%
Merger and acquisition-related costs	1,487	208	1,279	n/m
Depreciation and amortization	42	31	11	35%
Total operating expense	7,115	3,180	3,935	124%
Operating income	3,258	3,421	(163)	(5)%
Other (income) expense, net	82	(16)	98	n/m
Provision for income tax	1,056	701	355	51%
Net income	$2,120	$2,736	$(616)	(23)%

Revenue.  Revenue for the six months ended June 30, 2023 increased 69% to $25,498 as compared to $15,118 for the six months ended June 30, 2022. The increase in revenue for the six months ended June 30, 2023 compared to the prior six-month period principally reflects revenue generated from the acquisition of MRC, which was consummated on February 28, 2023, which contributed most of the revenue increase. Legacy FitLife revenue for the six months ended June 30, 2023 was $15.2 million, a 1% increase compared to the same period last year, driven by a 21% increase in online revenue, offset by a 7% decline in wholesale revenue.

Online revenue during the six months ended June 30, 2023 was approximately 59% of net revenue, compared to 41% for wholesale channels for the same period.  Online revenue during the six months ended June 30, 2022 was 27% of net revenue compared to 73% for wholesale channels for the same six-month period of 2022. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales. Management also believes that its focus on developing its e-commerce capabilities will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term.

Sales to customers in the United States were approximately 95% and 99% for the six months ended June 30, 2023 and 2022, respectively, with the balance of sales to customers primarily in Canada and Europe.

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2023 increased to $15,125 as compared to $8,517 for the six months ended June 30, 2022. This 78% increase is primarily due to an increase in sales attributable to the acquisition of MRC and increased product costs due to inflationary pressures, as well as higher distribution costs resulting from increased sales through online channels.

Gross Profit.  Gross profit for the six months ended June 30, 2023 increased to $10,373 as compared to $6,601 for the six months ended June 30, 2022. The increase in gross profit is attributable to higher revenue driven primarily by the acquisition of MRC.

Gross margin for the six months ended June 30, 2023 decreased to 40.7% from 43.7% for the comparable period last year. The decrease in gross margin is due to higher product costs due to inflationary pressure, as well as amortization of the fair value step-up to MRC inventory acquired. Excluding the $323 impact of the step-up amortization, gross margin would have been 41.9% during the six-months ended June 30, 2023.

Selling, General and Administrative Expense. SG&A expense for the six months ended June 30, 2023 increased to $5,586 as compared to $2,941 for the six months ended June 30, 2022. The increase was primarily due to the inclusion of MRC SG&A expense in the Company’s consolidated financial statements.

Merger and Acquisition-Related Costs. Merger and acquisition related costs increased to $1,487 during the six months ended June 30, 2023 compared to $208 for the same period of 2022, driven by acquisition costs related to MRC .

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2023 increased to $42 as compared to $31 for the six months ended June 30, 2022. The increase is primarily attributable to depreciation of property and equipment acquired in the MRC business combination.

Net Income.  We generated net income of $2,120 for the six months ended June 30, 2023 as compared to net income of $2,736 for the six months ended June 30, 2022. The decrease in net income for the six-month period ended June 30, 2023 compared to the same period in 2022 was primarily attributable to non-recurring costs related to the acquisition of MRC including transaction-related expense of $1,487, amortization of the inventory step-up valuation of $323, and a loss on a currency hedge of $112.

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

As presented below, non-GAAP EBITDA excludes interest, foreign exchange gains and losses, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, stock-based compensation, M&A/integration expense and non-recurring costs. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,964	$1,446	$2,120	$2,736
Interest expense	251	-	349	-
Interest income	(66)	(9)	(150)	(16)
Foreign exchange (gain) loss	(200)	-	(117)	-
Provision for income taxes	635	388	1,056	701
Depreciation and amortization	23	17	42	31
EBITDA	2,607	1,842	3,300	3,452
Non-cash and non-recurring adjustments
Stock compensation expense	31	97	74	204
Merger and acquisition related costs	115	203	1,487	208
Amortization of inventory step-up	213	-	323	-
Non-recurring loss on foreign currency forward contract	-	-	112	-
Restatement related costs	-	55	-	55
Adjusted EBITDA	$2,966	$2,197	$5,296	$3,919

Liquidity and Capital Resources

At June 30, 2023, we had positive working capital of approximately $12,630, compared to $18,933 at December 31, 2022. Our principal sources of liquidity at June 30, 2023 consisted of $8,882 of cash and $1,575 of accounts receivable.

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

The Credit Agreement also contains certain customary affirmative and negative covenants, including covenants to maintain: a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, and to the extent the Term Loan still has a balance as of June 30, 2024, and a Cash Flow Leverage threshold (as defined in the credit agreement) of 1.15 is not met, the Company will be required to make a prepayment on the Term Loan equal to 50% of the Excess Cash Flow (as defined in the Credit Agreement). The Company was in compliance with all covenants as of June 30, 2023.

As of June 30, 2023, the borrowings outstanding on the Term Loan and the Line of Credit were $11,875 and $0, respectively.

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

Cash Provided by Operations.  Cash provided by operating activities for the six months ended June 30, 2023 was $1,794, as compared to cash provided by operations of $2,378 for the six months ended June 30, 2022. The decrease in cash provided by operating activities is attributable to lower net income, driven primarily by $1.5 million of transaction costs related to the acquisition of MRC, as well as payment of a number of payables and other expenses that were accrued at MRC at the time of the acquisition.

Cash Used in Investing Activities. Cash used in investing activities for the six months ended June 30, 2023 was $17,153, which includes $17,099 paid for the acquisition of MRC, compared to $0 for the first six months of 2022.

Cash Provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2023 was $11,875 compared to cash provided by financing activities of $29 during the six months ended June 30, 2022. The increase in cash provided by financing activities is primarily attributable to the funding of the Term Loan during the first quarter of fiscal 2023.

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

Management concluded that a triggering event did not occur during the three months ended June 30, 2023. We will continue to review for impairment indicators as necessary in future periods.

Revenue Recognition

The Company’s revenue is comprised of sales of nutritional supplements and wellness products to consumers.

The Company accounts for revenue in accordance with FASB ASC 606. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

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

Online revenue during the quarter ended June 30, 2023 was approximately 67% of net revenue, compared to 33% for wholesale channels for the same period.  Online revenue during the quarter ended June 30, 2022 was 27% of net revenue compared to 73% for wholesale channels during the same period in 2022.

Online revenue during the six months ended June 30, 2023 was approximately 59% of net revenue, compared to 41% for wholesale channels for the same period.  Online revenue during the six months ended June 30, 2022 was 27% of net revenue compared to 73% for wholesale channels during the same period in 2022.

Sales to customers in the United States were approximately 93% and 99% during the three months ended June 30, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe.

Sales to customers in the United States were approximately 95% and 99% during the six months ended June 30, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our Credit Agreement, and our investments in short-term financial instruments. As of June 30, 2023, the Company had a Term Loan balance of $11.875 million and a zero balance under its Line of Credit.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended June 30, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2023.  The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Management previously determined that our disclosure controls and procedures were ineffective due to certain material weaknesses, as disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, and in our quarterly reports through the quarter ended March 31, 2023. Management has implemented measures designed to improve our controls and procedures to remediate the identified material weaknesses (the “Remediation Plan”).  As of the quarter ended June 30, 2023, the Remediation Plan has been implemented and the applicable controls have operated for a sufficient period of time. We have therefore concluded that the newly implemented and enhanced controls are operating effectively as of June 30, 2023. We will continue to test such controls over time to ensure the adequacy of our controls and procedures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in Internal Controls Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have determined that, other than the Remediation Plan described above, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended June 30, 2023.

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

Registrant	FitLife Brands, Inc.

Date: August 14, 2023	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: August 14, 2023	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)