Form 10-Q
period 2023-09-30
FITLIFE BRANDS, INC.
filed 2023-11-13
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, a total of 4,589,641 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$7,343	$13,277
Restricted cash	969	-
Accounts receivable, net of allowance of doubtful accounts of $33 and $50, respectively	1,428	705
Inventories, net of allowance for obsolescence of $142 and $107, respectively	7,724	9,105
Sales tax receivable	1,276	-
Prepaid expense and other current assets	787	116
Total current assets	19,527	23,203

Deposit for MusclePharm asset acquisition	1,825	-
Property and equipment, net	199	46
Right of use asset	141	103
Intangibles, net of amortization of $103 and $72, respectively (provisional)	7,746	150
Goodwill (provisional)	13,321	358
Deferred tax asset	1,213	1,847
TOTAL ASSETS	$43,972	$25,707

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$2,379	$2,995
Accrued expense and other liabilities	1,828	631
Product returns	587	590
Term loan – current portion	2,500	-
Lease liability - current portion	94	54
Total current liabilities	7,388	4,270
Term loan, net of current portion	8,750	-
Long-term lease liability, net of current portion	59	49
Deferred tax liability	2,526	-
TOTAL LIABILITIES	18,723	4,319

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.01 par value, 60,000 shares authorized; 4,446 and 4,507 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	44	45
Additional paid-in capital	30,151	30,056
Accumulated deficit	(4,897)	(8,713)
Foreign currency translation adjustment	(49)	-
TOTAL STOCKHOLDERS' EQUITY	25,249	21,388
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,972	$25,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30
	2023	2022	2023	2022

Revenue	$13,902	$8,314	$39,401	$23,433
Cost of goods sold	8,206	5,070	23,332	13,587
Gross profit	5,696	3,244	16,069	9,846

OPERATING EXPENSE:
Selling, general and administrative	3,172	1,680	8,758	4,620
Merger and acquisition related expense	32	6	1,519	214
Depreciation and amortization	22	17	64	49
Total operating expense	3,226	1,703	10,341	4,883

OPERATING INCOME	2,470	1,541	5,728	4,963

OTHER INCOME
Interest income	(119)	(43)	(269)	(59)
Interest expense	249	-	598	-
Foreign exchange loss	210	-	93	-
Total other (income) expense	340	(43)	422	(59)

NET INCOME BEFORE TAX PROVISION	2,130	1,584	5,306	5,022

PROVISION FOR INCOME TAXES	434	364	1,490	1,066

NET INCOME	$1,696	$1,220	$3,816	$3,956

NET INCOME PER SHARE
Basic	$0.38	$0.27	$0.86	$0.87
Diluted	$0.35	$0.24	$0.78	$0.79
Basic weighted average common shares	4,446	4,556	4,458	4,555
Diluted weighted average common shares	4,891	4,988	4,901	4,979

COMPREHENSIVE INCOME:
NET INCOME	$1,696	$1,220	$3,816	$3,956
Foreign currency translation adjustment	(318)	-	(49)	-
Comprehensive income	$1,378	$1,220	$3,767	$3,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

 FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Common Stock		Treasury	Additional paid-in	Accumulated	Foreign currency translation
	Shares	Amount	stock	capital	deficit	adjustment	Total

Three months ended September 30, 2023

JULY 1, 2023	4,446	$44	$-	$30,130	$(6,593)	$269	$23,850
Stock-based compensation	-	-	-	21	-	-	21
Comprehensive (loss) income	-	-	-	-	-	(318)	(318)
Net income	-	-	-	-	1,696	-	1,696
SEPTEMBER 30, 2023	4,446	$44	$-	$30,151	$(4,897)	$(49)	$25,249

Nine months ended September 30, 2023

JANUARY 1, 2023	4,507	$45	$-	$30,056	$(8,713)	$-	$21,388
Shares surrendered in legal settlement	(61)	(1)	-	1	-	-	-
Stock-based compensation	-	-	-	94	-	-	94
Comprehensive (loss) income	-	-	-	-	-	(49)	(49)
Net income	-	-	-	-	3,816	-	3,816
September 30, 2023	4,446	$44	$-	$30,151	$(4,897)	$(49)	$25,249

Three months ended September 30, 2022

JULY 1, 2022	4,556	$46	$-	$30,675	$(10,406)	$-	$20,315
Stock-based compensation	-	-	-	91	-	-	91
Net income	-	-	-	-	1,220	-	1,220
SEPTEMBER 30, 2022	4,556	$46	$-	$30,766	$(9,186)	$-	$21,626

Nine months ended September 30, 2022

JANUARY 1, 2022	4,553	$46	$(2,087)	$32,529	$(13,142)	$-	$17,346
Retirement of treasury shares	-	-	2,087	(2,087)	-	-	-
Exercise of stock options	3	-	-	29	-	-	29
Stock-based compensation	-	-	-	295	-	-	295
Net income	-	-	-	-	3,956	-	3,956
SEPTEMBER 30, 2022	4,556	$46	$-	$30,766	$(9,186)	$-	$21,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,816	$3,956
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	64	49
Allowance for doubtful accounts	(17)	(5)
Allowance for inventory obsolescence	35	147
Stock compensation expense	94	295
Changes in operating assets and liabilities:
Accounts receivable - trade	(498)	(585)
Inventories	2,534	(1,205)
Deferred tax asset	709	1,053
Prepaid expense and other assets	(463)	93
Right-of-use asset	60	41
Accounts payable	(3,570)	1,086
Lease liability	(60)	(41)
Product returns	(3)	(15)
Accrued expense and other liabilities	71	134
Net cash provided by operating activities	2,772	5,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60)	-
Cash paid for acquisition of Mimi’s Rock Corp.	(17,099)	-
Cash deposit paid for the acquisition of assets	(1,825)
Net cash used in investing activities	(18,984)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	29
Borrowings on term loan	12,500	-
Payments on term loan	(1,250)	-
Net cash provided by financing activities	11,250	29

Foreign currency impact on cash	(3)	-

CHANGE IN CASH AND RESTRICTED CASH	(4,965)	5,032
CASH, BEGINNING OF PERIOD	13,277	9,897
CASH AND RESTRICTED CASH, END OF PERIOD	$8,312	$14,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Developments

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC. See Note 8 for additional disclosure regarding the acquisition.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant accounting policies are as follows:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated condensed financial statements.

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

Basic and Diluted Income Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase Common Stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the Common Stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income	$1,696	$1,220	$3,816	$3,956
Weighted average common shares - basic	4,446	4,556	4,458	4,555
Dilutive effect of outstanding warrants and stock options	445	432	443	424
Weighted average common shares - diluted	4,891	4,988	4,901	4,979

Net income per common share:
Basic	$0.38	$0.27	$0.86	$0.87
Diluted	$0.35	$0.24	$0.78	$0.79

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of September 30, 2023, the Company has approximately $969 in short-term interest-earning accounts pledged as collateral for financing arrangements that are currently limited to business credit cards.

Lease

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months. We determine if an arrangement is a lease at inception. Leased assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our condensed consolidated balance sheets.

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

Management determined there were no indicators of impairment at September 30, 2023 or December 31, 2022.

Customer and Vendor Concentration

Net sales to GNC during the three-month periods ended September 30, 2023 and 2022 represent 30% and 69% of total net revenue, respectively. Net sales to GNC during the nine-month periods ended September 30, 2023 and 2022 represent 34% and 69% of total net revenue, respectively. Gross accounts receivable attributable to GNC represented 46% and 43% of the Company’s total accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, there were two vendors who accounted for 56% and 28% of the Company's consolidated accounts payable, respectively. As of December 31, 2022, there was one vendor who accounted for 78% of the Company's consolidated accounts payable. During the nine months ended September 30, 2023, there were three vendors who accounted for 33%, 30%, and 10% of the Company's inventory-related purchases. During the nine months ended September 30, 2022, there were two vendors who accounted for 49% and 18% of the Company's inventory-related purchases, respectively.

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

The Company evaluated principal versus agent considerations to determine appropriateness of recording platform fees paid to Amazon as an expense or as a reduction of revenue. The Company records platform fees paid to Amazon for distribution of Company products to cost of goods sold in the condensed consolidated statements of income and comprehensive income.  Platform fees are not recorded as a reduction of revenue because the Company: (1) owns the goods before they are transferred to the customer, (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.  Advertising fees for Amazon are recorded in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.

The Company disaggregates revenue into geographical regions and distribution channels.  The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the three months ended September 30, 2023 was approximately 68% of net revenue, compared to 32% for the wholesale channel for the same period.  Online revenue during the nine months ended September 30, 2023 was approximately 62% of net revenue, compared to 38% for the wholesale channel for the same period.  Online revenue during each of the three and nine months ended September 30, 2022 was 26%.

Sales to customers in the United States were approximately 92% and 99% during the three months ended September 30, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe. Sales to customers in the United States were approximately 94% and 99% during the nine months ended September 30, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe.

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

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. During the nine months ended September 30, 2023, as a result of the MRC acquisition (see Note 8) we experienced changes in our effective tax rate due to the inclusion of new jurisdictions.  The effective income tax rate was 28% and 21% for the nine months ended September 30, 2023 and 2022, respectively.

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

The total allowance for expiring, excess and slow-moving inventory items as of September 30, 2023 and December 31, 2022 amounted to $142 and $107, respectively. The Company’s inventories as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Finished goods	$7,042	$8,347
Components	824	865
Allowance for obsolescence	(142)	(107)
Total	$7,724	$9,105

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of September 30, 2023 and December 31, 2022 as follows:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Equipment	$1,004	$902
Accumulated depreciation	(805)	(856)
Total	$199	$46

Depreciation expense for the three months ended September 30, 2023 and 2022 was $11 and $7, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $33 and $17, respectively.

NOTE 6 – NOTES PAYABLE

Debt obligations consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Term loan – current portion	$2,500	$-
Term loan, net of current portion	8,750	-
Total	$11,250	$-

Amended and Restated Credit Agreement – First Citizens Bank

On February 23, 2023 (the “Loan Closing Date”), the Company entered into an Amended and Restated Credit Agreement with First Citizens Bank (the “Bank”) (the “Credit Agreement”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12.5 million (“Term Loan”), and a revolving line of credit of $3.5 million (the “Line of Credit”, and collectively with the Term Loan, the “Loan”). The Company used the proceeds from the Loan to fund the acquisition of MRC and for general working capital purposes, including those of MRC.

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

The Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all Obligations, with interest thereon, immediately due and payable. The Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loan still has a balance as of June 30, 2024 and a Cash Flow Leverage threshold (as defined in the Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loan equal to 50% of the Excess Cash Flow (as defined in the Credit Agreement). The Company was in compliance with all covenants as of September 30, 2023.

As of September 30, 2023, the borrowings outstanding on the Term Loan and the Line of Credit were $11,250 and $0, respectively.

Maturities of the Company's Term Loan are as follows:

Year ending
2023 (remaining three months)	$625
2024	2,500
2025	2,500
2026	2,500
2027	2,500
2028	625
Total term loan outstanding as of September 30, 2023	$11,250

NOTE 7 - EQUITY

The Company is authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,446 and 4,507 shares of Common Stock were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

Common Stock Issued for Services

In February 2021, the Company granted Dayton Judd, Chief Executive Officer, an aggregate of 160 restricted share units (“RSUs”). The Company recorded $0 and $54 of stock compensation expense related to the RSUs during the three months ended September 30, 2023 and 2022, respectively. The Company recorded $31 and $234 of stock compensation expense related to the RSUs during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was no unamortized compensation expense associated with RSUs.

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

During the three and nine months ended September 30, 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of September 30, 2023, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Treasury Shares

In January 2022, the Company retired all treasury shares. As of September 30, 2023, there are no shares held in treasury.

Other

During the quarter ended March 31, 2023, the Company settled a dispute with a former employee.  As a result of the settlement, the former employee forfeited 61,200 shares of Common Stock to the Company for no consideration, which shares were then immediately cancelled.

Options

Information regarding options outstanding as of September 30, 2023 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Life
	Options	Price	(Years)
Outstanding, December 31, 2022	379	$3.09	5.3
Issued	2	18.15	4.9
Exercised	-	-	-
Forfeited	(3)	30.31	-
Outstanding, September 30, 2023	378	$2.92	4.6

Outstanding						Exercisable
Exercise Price Per share			Total Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Vested Options	Weighted Average Exercise Price

$0.70	-	5.24	358	4.7	$2.25	326	$1.98
$11.55	-	18.15	20	3.0	$14.91	14	$14.28
			378	4.6	$2.92	340	$2.47

The closing price for the Company’s Common Stock on September 30, 2023 was $18.26, resulting in an intrinsic value of outstanding options of $5,799.

In August 2023, the Company granted options to purchase 2,000 shares of Common Stock with an exercise price of $18.15. The stock options expire in five years and vest (i) one fourth immediately on the date of grant, and (ii) in three equal annual installments thereafter. The total fair value of these options at grant date was approximately $16,000, which was determined using the Black-Scholes option pricing model with the following average assumptions: stock price of $18.15 per share, expected term of 5 years, volatility of 44%, dividend rate of 0% and risk-free interest rate of 4.17%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the three-month periods ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $21 and $37, respectively, related to vesting of the outstanding stock options. During the nine-month periods ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $63 and $61, respectively, related to vesting of the outstanding stock options. As of September 30, 2023 there is $120 of unamortized compensation expense related to stock options.

Warrants

Total outstanding warrants to purchase shares of Common Stock as of September 30, 2023 and December 31, 2022 amounted to 143. Total intrinsic value as of September 30, 2023 amounted to $2,446. During the three and nine months ended September 30, 2023 and year ended December 31, 2022, no warrants were granted and no warrants expired. Subsequent to September 30, 2023, all warrants were exercised.

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

During the three and nine months ended September 30, 2023, the Company incurred $32 and $1,519, respectively, of transaction-related costs for the acquisition of MRC.

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

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the three and nine months ended September 30, 2023 and 2022, respectively, giving effect to the acquisition of MRC as if it had occurred at January 1, 2022. Included in the pro forma information is: fair value adjustment to inventory acquired during the three and nine months ended September 30, 2022, removal of transaction-related costs related to the acquisition of MRC, removal of the interest costs from MRC’s debt prior to the closing of the acquisition, and interest on borrowings made by the company based on the projected balance of the Term Loan for the respective periods presented for this pro forma.

	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,
	2022	2023	2022

Revenue	$16,156	$44,455	$46,669

Net income	$1,020	$5,419	$3,976

Diluted net income per share	$0.20	$1.09	$0.80

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

MRC revenue and net income for the three months ended September 30, 2023 were $7,202 and $1,162, respectively. MRC revenue and net income for the period from February 28, 2023 to September 30, 2023 were $17,468 and $1,501, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

Acquisition of MusclePharm Assets

On October 10, 2023 (“the Closing Date”), the Company acquired substantially all of the assets of MusclePharm Corporation (“MusclePharm”) through an asset purchase transaction under Section 363 of the US Bankruptcy Code. The Company acquired substantially all of the assets and assumed none of the liabilities of MusclePharm other than de minimus cure costs relating to certain assumed contracts.  Total consideration for the acquisition was approximately $18.5 million cash.  Of this amount, $10.0 million was funded using proceeds from a new term loan provided by the Bank, with the remainder funded from the Company’s available cash balances.

The assets acquired primarily consist of intellectual property. The Company is in the process of determining the fair value of the tangible and intangible assets of MusclePharm.  The purchase price, which will also include direct acquisition-related expenses, will be allocated to the tangible and intangible assets according to relevant accounting guidance for asset acquisitions.

Second Amended and Restated Credit Agreement – First Citizens Bank

On October 10, 2023 (the “Closing Date”), the Company entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”), with the Bank. Pursuant to the Amended Credit Agreement, the Bank provided the Company with a Term Loan B for the principal amount of $10.0 million (the “Term B Loan”), in exchange for the Company issuing a Term B Promissory Note (the “Term B Note”).

Under the Amended Credit Agreement: (i) the Term B Loan accrues interest at a per annum rate equal to the Applicable rate, based on the Term SOFR Rate, as in effect two banking days, subject to certain limitations, prior to (a) the Loan Closing Date, in the case of the initial Term SOFR Rate, and, (b) thereafter, the applicable Rate Adjustment Date, adjusted for any reserve requirement and any subsequent costs arising from a change in government regulation; and (ii) the Company will make payments on the Term B Loan on March 10th, June 10th, September 10th, and December 10th, of each calendar year, commencing on December 10th, 2023, in amounts sufficient to fully amortize the Term B Loan through October 10, 2028, on which date all principal and accrued interest on the Term B Loan shall be due and payable.

Also on the Closing Date: (i) the Company entered into the Term B Note evidencing the Term B Loan; and (ii) each of the Company and its subsidiaries, NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and MRC (collectively, the “Guarantors”), entered into a Reaffirmation of Guaranty (the “Reaffirmation Agreement”), pursuant to which each of the Guarantors agreed and confirmed that the guaranty issued under that certain Guaranty Agreement, dated February 23, 2023, by and between the Bank and the Guarantors (the “Guaranty Agreement”), remains in full force and effect and includes the obligations arising from the Term B Loan.

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

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s Common Stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Developments

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC. See Note 8 for additional disclosure regarding the acquisition.

Acquisition of MusclePharm Assets

On October 10, 2023 (“the Closing Date”), the Company acquired substantially all of the assets of MusclePharm Corporation (“MusclePharm”) through an asset purchase transaction under Section 363 of the US Bankruptcy Code. The Company acquired substantially all of the assets and assumed none of the liabilities of MusclePharm other than de minimus cure costs relating to certain assumed contracts.  Total consideration for the acquisition was approximately $18.5 million cash.  Of this amount, $10.0 million was funded using proceeds from a new term loan provided by the Bank, with the remainder funded from the Company’s available cash balances.

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

During the three and nine months ended September 30, 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of September 30, 2023, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

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

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022 (in thousands)

	Three months ended
	September 30, 2023	September 30, 2022	Change	%
	(Unaudited)
Revenue	$13,902	$8,314	$5,588	67%
Cost of goods sold	8,206	5,070	3,136	62%
Gross profit	5,696	3,244	2,452	76%
Gross margin	41.0%	39.0%		2%

Selling, general and administrative expense (“SG&A”)	3,172	1,680	1,492	89%
Merger and acquisition-related costs	32	6	26	433%
Depreciation and amortization	22	17	5	29%
Total operating expense	3,226	1,703	1,523	89%
Operating income	2,470	1,541	929	60%
Other (income) expense, net	340	(43)	383	n/m
Provision for income tax	434	364	70	19%
Net income	$1,696	$1,220	$476	39%

Revenue.  Revenue for the three months ended September 30, 2023 increased 67% to $13,902 as compared to $8,314 for the three months ended September 30, 2022. The increase in revenue for the three months ended September 30, 2023 compared to the prior period principally reflects revenue generated from the acquisition of MRC, which was consummated on February 28, 2023. Without giving effect to the Company’s acquisition of MRC (“Legacy FitLife”), revenue for the third quarter of 2023 was $6.7 million, a decrease of 19% compared to the same period last year, driven by a 29% decrease in wholesale revenue, partially offset by an 8% increase in online revenue. Retail movement of the Company’s products through the wholesale channel declined approximately 14% during the quarter ended September 30, 2023.

Online revenue during the quarter ended September 30, 2023 was approximately 68% of net revenue, compared to 32% for wholesale channels for the same period.  Online revenue during the quarter ended September 30, 2022 was 26% of net revenue compared to 74% for wholesale channels for the same period. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales and the acquisition of MusclePharm consummated subsequent to September 30, 2023. Management also believes that its focus on developing its e-commerce capabilities will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term.

Sales to customers in the U.S. were approximately 92% and 99% during the quarters ended September 30, 2023 and 2022, respectively, with the balance of sales to customers primarily in Canada and Europe.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2023 increased to $8,206 as compared to $5,070 for the three months ended September 30, 2022. This 62% increase is primarily due to an increase in sales attributable to the acquisition of MRC, as well as higher online sales for Legacy FitLife.

Gross Profit.  Gross profit for the three months ended September 30, 2023 increased to $5,696 as compared to $3,244 for the three months ended September 30, 2022. The increase in gross profit is principally due to higher revenue attributable to the acquisition of MRC.

Gross margin for the three months ended September 30, 2023 increased to 41% from 39% for the comparable period last year. The increase in gross margin is due to higher margins on a larger portion of online sales partially offset by lower margins realized through wholesale channels.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2023 increased to $3,172 as compared to $1,680 for the three months ended September 30, 2022. The increase was primarily due to the inclusion of MRC SG&A expense in the Company’s consolidated financial statements.

Merger and Acquisition-Related Costs. Merger and acquisition related costs increased to $32 during the quarter ended September 30, 2023 compared to $6 for the same period of 2022.

Net Income.  We generated net income of $1,696 for the three-month period ended September 30, 2023 as compared to net income of $1,220 for the three months ended September 30, 2022. The 39% increase in net income for the three-month period ended September 30, 2023 compared to the same period in 2022 was primarily attributable to the inclusion of MRC results.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022 (in thousands)

	Nine months ended
	September 30, 2023	September 30, 2022	Change	%
	(Unaudited)
Revenue	$39,401	$23,433	$15,968	68%
Cost of goods sold	23,332	13,587	9,745	72%
Gross profit	16,069	9,846	6,223	63%
Gross margin	40.8%	42.0%		(1.2)%

Selling, general and administrative expense	8,758	4,620	4,138	90%
Merger and acquisition-related costs	1,519	214	1,305	610%
Depreciation and amortization	64	49	15	31%
Total operating expense	10,341	4,883	5,458	112%
Operating income	5,728	4,963	765	15%
Other (income) expense, net	422	(59)	481	n/m
Provision for income tax	1,490	1,066	424	40%
Net income	$3,816	$3,956	$(140)	(4)%

Revenue.  Revenue for the nine months ended September 30, 2023 increased 68% to $39,401 as compared to $23,433 for the nine months ended September 30, 2022. The increase in revenue for the nine months ended September 30, 2023 compared to the prior period principally reflects revenue generated from the acquisition of MRC, which was consummated on February 28, 2023. Legacy FitLife revenue for the nine months ended September 30, 2023 was $21.9 million, a 6% decrease compared to the same period last year, driven by a 14% decline in wholesale revenue, partially offset by a 15% increase in online revenue.

Online revenue during the nine months ended September 30, 2023 was approximately 62% of net revenue, compared to 38% for wholesale channels for the same period.  Online revenue during the nine months ended September 30, 2022 was 26% of net revenue compared to 74% for wholesale channels for the same nine-month period. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales and the acquisition of MusclePharm consummated subsequent to September 30, 2023. Management also believes that its focus on developing its e-commerce capabilities will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term.

Sales to customers in the U.S. were approximately 94% and 99% for the nine months ended September 30, 2023 and 2022, respectively, with the balance of sales to customers primarily in Canada and Europe.

Cost of Goods Sold.  Cost of goods sold for the nine months ended September 30, 2023 increased to $23,332 as compared to $13,587 for the nine months ended September 30, 2022. This 72% increase is primarily due to an increase in sales attributable to the acquisition of MRC and increased product costs due to inflationary pressures, as well as higher online sales for Legacy FitLife.

Gross Profit.  Gross profit for the nine months ended September 30, 2023 increased to $16,069 as compared to $9,846 for the nine months ended September 30, 2022. The increase in gross profit is attributable to higher revenue driven primarily by the acquisition of MRC.

Gross margin for the nine months ended September 30, 2023 decreased to 40.8% from 42.0% for the comparable period last year. The decrease in gross margin is due to higher product costs due to inflationary pressure, as well as amortization of the fair value step-up to MRC inventory acquired. Excluding the $323 impact of the step-up amortization, gross margin would have been 41.6% during the nine months ended September 30, 2023.

Selling, General and Administrative Expense. SG&A expense for the nine months ended September 30, 2023 increased to $8,758 as compared to $4,620 for the nine months ended September 30, 2022. The increase was primarily due to the inclusion of MRC SG&A expense in the Company’s consolidated financial statements.

Merger and Acquisition-Related Costs. Merger and acquisition related costs increased to $1,519 during the nine months ended September 30, 2023 compared to $214 for the same period of 2022, driven by costs related to the acquisition of MRC.

Net Income.  We generated net income of $3,816 for the nine months ended September 30, 2023 as compared to net income of $3,956 for the nine months ended September 30, 2022. The decrease in net income for the nine-month period ended September 30, 2023 compared to the same period in 2022 was primarily attributable to non-recurring costs related to the acquisition of MRC including transaction-related expense of $1,519, amortization of the inventory step-up valuation of $323, and a loss on a currency hedge of $112.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,696	$1,220	$3,816	$3,956
Interest expense	249	-	598	-
Interest income	(119)	(43)	(269)	(59)
Foreign exchange (gain) loss	210	-	93	-
Provision for income taxes	434	364	1,490	1,066
Depreciation and amortization	22	17	64	49
EBITDA	2,492	1,558	5,792	5,012
Non-cash and non-recurring adjustments
Stock compensation expense	21	91	94	295
Merger and acquisition related costs	32	6	1,519	214
Amortization of inventory step-up	-	-	323	-
Non-recurring loss on foreign currency forward contract	-	-	112	-
Restatement related costs	-	220	-	275
Adjusted EBITDA	$2,545	$1,875	$7,840	$5,796

Liquidity and Capital Resources

At September 30, 2023, we had positive working capital of approximately $12,139, compared to $18,933 at December 31, 2022. Our principal sources of liquidity at September 30, 2023 consisted of $7,343 of cash and $1,428 of accounts receivable.

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

The Credit Agreement also contains certain customary affirmative and negative covenants, including covenants to maintain: a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting in the fiscal quarter ending March 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loan still has a balance as of June 30, 2024, and if a Cash Flow Leverage threshold (as defined in the Credit Agreement) of 1.15 is not met, the Company will be required to make a prepayment on the Term Loan equal to 50% of the Excess Cash Flow (as defined in the Credit Agreement). The Company was in compliance with all covenants as of September 30, 2023.

As of September 30, 2023, the borrowings outstanding on the Term Loan and the Line of Credit were $11,250 and $0, respectively.

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

Second Amended and Restated Credit Agreement – First Citizens Bank

On October 10, 2023 (the “Closing Date”), the Company entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”), with the Bank. Pursuant to the Amended Credit Agreement, the Bank provided the Company with a Term Loan B for the principal amount of $10.0 million (the “Term B Loan”), in exchange for the Company issuing a Term B Promissory Note (the “Term B Note”).

Under the Amended Credit Agreement: (i) the Term B Loan accrues interest at a per annum rate equal to the Applicable rate, based on the Term SOFR Rate, as in effect two banking days, subject to certain limitations, prior to (a) the Loan Closing Date, in the case of the initial Term SOFR Rate, and, (b) thereafter, the applicable Rate Adjustment Date, adjusted for any reserve requirement and any subsequent costs arising from a change in government regulation; and (ii) the Company will make payments on the Term B Loan on March 10th, June 10th, September 10th, and December 10th, of each calendar year, commencing on December 10th, 2023, in amounts sufficient to fully amortize the Term B Loan through October 10, 2028, on which date all principal and accrued interest on the Term B Loan shall be due and payable.

Also on the Closing Date: (i) the Company entered into the Term B Note evidencing the Term B Loan; and (ii) each of the Company and its subsidiaries, NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and MRC (collectively, the “Guarantors”), entered into a Reaffirmation of Guaranty (the “Reaffirmation Agreement”), pursuant to which each of the Guarantors agreed and confirmed that the guaranty issued under that certain Guaranty Agreement, dated February 23, 2023, by and between the Bank and the Guarantors (the “Guaranty Agreement”), remains in full force and effect and includes the obligations arising from the Term B Loan.

Cash Provided by Operations.  Cash provided by operating activities for the nine months ended September 30, 2023 was $2,772 as compared to cash provided by operations of $5,003 for the nine months ended September 30, 2022. The decrease in cash provided by operating activities is attributable to lower net income, driven primarily by $1.5 million of transaction costs related to the acquisition of MRC, as well as payment of a number of payables and other expenses that were accrued at MRC at the time of the acquisition.

Cash Used in Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 was $18,984, which includes $17,099 paid for the acquisition of MRC and a $1,825 deposit towards the acquisition of MusclePharm assets, compared to $0 for the first nine months of 2022.

Cash Provided by Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2023 was $11,250 compared to cash provided by financing activities of $29 during the nine months ended September 30, 2022. The increase in cash provided by financing activities is primarily attributable to the funding of the Term Loan during the first quarter of fiscal 2023.

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

Management concluded that a triggering event did not occur during the three months ended September 30, 2023. We will continue to review for impairment indicators as necessary in future periods.

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

Online revenue during the three months ended September 30, 2023 was approximately 68% of net revenue, compared to 32% for the wholesale channel for the same period.  Online revenue during the nine months ended September 30, 2023 was approximately 62% of net revenue, compared to 38% for the wholesale channel for the same period.  Online revenue during each of the three and nine months ended September 30, 2022 was 26%.

Sales to customers in the United States were approximately 92% and 99% during the three months ended September 30, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe. Sales to customers in the United States were approximately 94% and 99% during the nine months ended September 30, 2023 and 2022, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada and Europe.

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

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of returns, the Company determined that product returns are immaterial, and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

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

Our exposure to risk for changes in interest rates relates primarily to any borrowings under our Credit Agreement, and our investments in short-term financial instruments. As of September 30, 2023, the Company had a Term Loan balance of $11.250 million and a zero balance under its Line of Credit.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the period ended September 30, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of September 30, 2023.  The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Management previously determined that our disclosure controls and procedures were ineffective due to certain material weaknesses, as disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, and in our quarterly reports through the quarter ended March 31, 2023. Management has implemented measures designed to improve our controls and procedures to remediate the identified material weaknesses (the “Remediation Plan”).  As of the quarter ended June 30, 2023, the Remediation Plan had been implemented and the applicable controls had operated for a sufficient period of time, and therefore had concluded that the newly implemented and enhanced controls were operating effectively. We will continue to test such controls over time to ensure the adequacy of our controls and procedures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2023.

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

Registrant	FitLife Brands, Inc.

Date: November 13, 2023	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: November 13, 2023	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)