Form 10-K
period 2023-12-31
FITLIFE BRANDS, INC.
filed 2024-03-29
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-52369

FITLIFE BRANDS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-3464383
(State of Incorporation)	(IRS Employer Identification No.)

5214 S. 136th Street, Omaha, NE 68137

(Address of principal executive offices)

(402) 991-5618

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FTLF	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $32,319,000.

As of March 28, 2024, there were 4,598,241 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FITLIFE BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023 AND 2022

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

PART I

ITEM 1.  BUSINESS

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products"); and (iv) MusclePharm.

Overview

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, CoreActive, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products"); and (iv) MusclePharm.

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.  The Company distributes the MRC Products primarily online.  MusclePharm’s products are sold to wholesale customers as well as online directly to the end consumer.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Developments

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC. Total consideration for the acquisition of MRC was $17,099, of which $12,500 was funded using proceeds from a new term loan, and $4,599 from the Company’s available cash. See Note 8 to the financial statements for additional disclosure regarding the acquisition of MRC.

Acquisition of MusclePharm Assets

On October 10, 2023, the Company acquired substantially all of the assets of MusclePharm Corporation (“MusclePharm”) through an asset purchase transaction under Section 363 of the U.S. Bankruptcy Code. The Company acquired substantially all of the assets and assumed none of the liabilities of MusclePharm other than de minimus cure costs relating to certain assumed contracts.  Total consideration for the acquisition was approximately $18,500 cash.  Of this amount, $10,000 was funded using proceeds from a new term loan provided by First Citizens Bank, with the remainder funded from the Company’s available cash balances. See Note 9 for additional disclosure regarding the acquisition of MusclePharm.

Industry Overview

We compete principally in the nutrition industry. The nutrition industry is generally categorized into the following segments:

●	Natural & Organic Foods (products such as cereals, milk, non-dairy beverages and frozen meals);

●	Functional Foods (products with added ingredients or fortification specifically for health or performance purposes);

●	Natural & Organic Personal Care and Household Products; and

●	Supplements.

Management believes that the following factors drive growth in the nutrition industry:

●	The general public’s awareness and understanding of the connection between diet and health;

●	The aging population in the Company’s markets who tend to use more nutritional supplements as they age;

●	Increasing healthcare costs and the consequential trend toward preventative medicine and non-traditional medicines; and

●	Product introductions in response to new scientific studies.

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold both domestically and internationally. The Company currently markets more than 100 different NDS Products to more than 700 GNC franchise locations located in the United States, as well as to additional franchise locations in other countries, all of which are distributed through GNC’s distribution system. In addition, following the launch of Metis Nutrition, we distribute products through more than 1,500 corporate GNC stores in the United States. We sell iSatori Products through more than 17,000 specialty, mass, and online retail locations. We sell the MRC Products primarily on Amazon.com (“Amazon”).  We sell MusclePharm products online directly to the end consumer as well as to wholesale partners.

A complete product list is available on our website at fitlifebrands.com.

NDS Products

The Company’s NDS Products consist of the following brands:

●	NDS – Premium weight loss, sports nutrition, and general health products;

●	PMD – Premium sports nutrition products;

●	SirenLabs – Premium weight loss and sports nutrition products;

●	Nutrology – Sports nutrition and general wellness products with an emphasis on natural, vegan, and organic ingredients;

●	Metis Nutrition – Premium male health and weight loss products; and

●	Core Active Nutrition – Value-oriented sports nutrition and weight loss products.

iSatori Products

The Company’s iSatori Products consist of the following brands:

●	Energize – Energy products designed to boost energy through a combination of time-released caffeine, vitamins, and herbal formulations;

●	iSatori – High-quality weight loss and sports nutrition products; and

●	BioGenetic Laboratories – Value-oriented weight loss and general health products.

MRC Products

The Company acquired MRC on February 28, 2023. MRC is a dietary supplement and wellness company which markets and sells its products primarily on Amazon.  The MRC products include the following brands:

●	Dr. Tobias – General health supplements;

●	All Natural Advice – Natural skincare and beauty products; and

●	Maritime Naturals – Natural skincare and beauty products.

Products sold under the All Natural Advice and Maritime Naturals brand names are registered with Health Canada and under the EU Cosmetics Act.

MusclePharm Products

The MusclePharm assets were acquired by the Company on October 10, 2023. MusclePharm is a scientifically driven, performance lifestyle brand that develops, markets and distributes 33 branded sports nutrition and general health products. MusclePharm products are sold to wholesale customers as well as online directly to the end consumer. We believe MusclePharm’s brand recognition attracts a large and engaged customer base consisting of athletes and other active individuals.

Manufacturing, Sourcing and Availability of Raw Materials

All of the Company’s products are manufactured by FDA-regulated contract manufacturers within the United States. Each contract manufacturer is required by the Company to abide by current Good Manufacturing Practices (“cGMPs”) to ensure quality and consistency, and to manufacture its products according to the Company’s strict specifications. Nearly all our contract manufacturers are certified through a governing body such as the Natural Products Association or NSF International. In most cases, contract manufacturers purchase the raw materials based on the Company’s specifications; however, from time to time, the Company will license particular raw material ingredients and supply its own source to the manufacturer. Once produced, in addition to in-house testing performed by the contract manufacturer, the Company may also perform independent analysis and testing. The contract manufacturer either ships the finished product to one of our fulfillment centers or directly to our customers. The Company has implemented vendor qualification programs for all of its suppliers and manufacturers, including analytical testing of purchased products. As part of the vendor program, the Company also periodically inspects vendors’ facilities to monitor quality control and assurance procedures.

Product Reformulations and New Product Identification

From time to time, we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 18 new products during the year ended December 31, 2023, which included 6 completely new products and 12 product reformulations and flavor extensions, and we introduced a total of 10 new products during the year ended December 31, 2022, which included 3 completely new products and 7 product reformulations and flavor extensions.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through more than 700 GNC franchise locations located throughout the United States. The Company also distributes NDS Products to additional franchise locations in other countries. In 2014, the Company transitioned distribution of NDS Products to GNC’s centralized distribution platform. For the years ended December 31, 2023 and 2022, the majority of NDS Product sales were through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally. In addition, we relaunched our Core Active brand as an online-exclusive brand. The GNC domestic franchise market remains a strong business and a critical component of our operations. Management is committed to continue to work collaboratively with GNC and its franchisees to build on our established track record of innovation and operational performance.

iSatori Products

iSatori Products are distributed directly to consumers through the Company's own websites and through other e-commerce platforms such as Amazon, as well as through the specialty, drug and mass-market distribution channels. iSatori products are currently sold in over 17,000 retail locations.

In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s sales employees and management to oversee the drug and mass-market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. In addition to the Company’s online distribution channels for direct-to-consumer sales, major iSatori customers include CVS, Rite Aid, Vitamin Shoppe and Walgreens.

iSatori’s core strategy is to build and strengthen brands among consumers seeking nutritional supplement products with a reputation for quality and innovation. iSatori utilizes social media campaigns, coupons, and online advertising, plus cooperative and other incentive programs, to build consumer awareness and generate trial and repeat purchases. Our marketing team regularly reviews the media mix for its effectiveness in creating consumer demand and the highest return on investment dollars.

MRC Products and MusclePharm

MRC Products are distributed primarily on Amazon. MusclePharm’s products are distributed via wholesale customers as well as directly to end consumers through the Company’s own websites and through other e-commerce platforms, including Amazon.

Product Returns

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from corporate store shelves or the distribution center in the event the product is damaged, short dated, expired or recalled. GNC maintains a customer satisfaction program that allows customers to return product to the store for credit or refund. Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. We also support a product return policy for iSatori Products, MRC Products and MusclePharm whereby customers can return product for credit or refund. Product returns can and do occur from time to time and can be material.

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

Employees

We had 37 and 27 full-time employees as of December 31, 2023 and 2022, respectively. In addition, the Company utilizes consultants and temporary or part-time employees for certain services on an as-needed basis. We consider our employee relations to be good.

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

Risk Factors Relating to our Business and Industry

The Company was profitable during the years ended December 31, 2023 and 2022. However, we may not be able to achieve sustained profitability. Our failure to sustain profitability or effectively manage growth could result in net losses, and therefore negatively affect our financial condition.

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

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 33% and 67% of our total sales for the years ended December 31, 2023 and 2022, respectively. GNC’s franchisees are not required to carry our products. In the event GNC ceases purchasing products from us, or otherwise reduces its purchases, our total revenue will be negatively impacted, and such impact could be material. Moreover, the transition to GNC’s centralized distribution system had the effect of concentrating a significant portion of our accounts receivable with a single payor. Prior to the transition, we collected receivables from numerous franchisees. We anticipate that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that our sales to GNC decrease, our results from operations will be negatively affected, and such effect may be material.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to our wholesale partners as well as directly to the end consumer. We may invest significant amounts in these expansions with little success, and if we are unable to maintain good relationships with our existing customers and e-commerce platforms, our business could suffer.

We currently are focusing our marketing efforts on increasing the sale of products to GNC, both domestically and internationally, as well as increasing the number of retailers selling MusclePharm products. In addition, we are focused on increasing our direct-to-consumer revenue through e-commerce platforms such as Amazon. We may not be able to successfully increase sales through these channels.  Moreover, unilateral decisions could be taken by our distributors, customers, or third-party e-commerce platforms such as Amazon, to discontinue all or any of our products that they are carrying or selling at any time, which would cause our business to suffer. The inability to sell our products through e-commerce platforms, including Amazon, would materially impact our sales and operating results.

In addition, although we continued efforts to expand international distribution for our products in the years ended December 31, 2023 and 2022, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

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

COVID-19 impacted global supply chains and such impacts have impacted us and our third-party suppliers. Future outbreaks of COVID-19 or other illnesses could have a material adverse impact on us in the future.

The coronavirus (COVID-19) pandemic had a material impact on global supply chains, including for certain raw materials imported from China, among other countries, and this impacted our third-party suppliers and our wholesale partners.  As a result, we had to increase purchases of certain raw materials and build additional finished goods inventory, especially in our best-selling products, to avoid, in addition to other consequences, stockouts.  Although COVID-19 has largely abated, as well as the concomitant supply change challenges resulting from the pandemic, in the event of future outbreaks of COVID-19 or other illnesses, our operations and those of our third-party suppliers or our wholesale partners could be adversely affected.

Uncertain or unfavorable economic conditions, including during periods of high inflation, recessions or other economic disruption, or as a result of the COVID-19 pandemic, could limit consumer and customer demand for our products, increase our costs or otherwise adversely affect us.

The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. For instance, in 2022, the U.S. experienced significantly heightened inflationary pressures which continued into 2023. In periods of adverse or uncertain economic conditions, including during periods of high inflation or recession concerns, or as a result of the COVID-19 pandemic, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands or convince new users to choose our brands without expensive sampling programs and price promotions. Also, as a result of economic conditions, we may be unable to raise our prices sufficiently to protect profit margins. We experienced inflationary headwinds across our business during 2022 and 2023, and such inflationary pressures may not abate in 2024. This trend could have a materially adverse impact in the future if inflation rates were to significantly exceed our ability to achieve price increases or cost savings. Further, uncertain or unfavorable economic conditions have and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Current global geopolitical tensions, including related to Ukraine and Israel, may exacerbate any economic downturn and inflation. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of nutritional supplements similar to ours, including retail, online and mail-order providers. Many of our competitors have longer operating histories, more-established brands in the marketplace, greater financial resources and better access to capital than we have. We anticipate that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a negative effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices or by increasing our marketing expenditures, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products, ingredients, or those of similar companies, could adversely affect our sales and revenue.

Our customers’ perception of the safety and quality of our products or similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims, and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our revenue.

The efficacy of nutritional supplement products is supported by limited conclusive clinical studies, which could result in reduced market acceptance of these products and lower revenue or lower revenue growth rates.

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

A slower growth rate in the nutritional supplement industry could lead to reduced revenue or make it more difficult for us to sustain consistent revenue growth.

The nutritional supplement industry has been growing at a strong pace over the past ten years. However, any reported medical concerns with respect to ingredients commonly used in nutritional supplements could negatively impact the demand for our products. Additionally, low-carbohydrate products, liquid meal replacements and similar competing products addressing changing consumer tastes and preferences could affect the market for certain categories of supplements. All these factors could have a negative impact on our sales growth.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees who are vital to our ability to grow our business and maintain profitability. As with all employees, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in a reduced ability to operate our business.

Risk Factors Relating to our Common Stock

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

On September 18, 2023, our Common Stock began trading on the Nasdaq Stock Market, LLC (“Nasdaq”). Although we are currently in compliance with Nasdaq’s continued listing standards, no assurance can be given that we will continue to meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our Common Stock, which could materially reduce the liquidity of our Common Stock and result in a corresponding material reduction in the price of our Common Stock.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenue can be subject to wide price swings. For example, the closing price of our Common Stock has ranged from a high of $22.45 to a low of $15.28 during the year ending December 31, 2023. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

We may issue Preferred Stock with rights senior to the Common Stock.

Our Articles of Incorporation authorize the issuance of up to 10 million shares of preferred stock, par value $0.01 per share ("Preferred Stock"), in the aggregate. Currently, we have the following classes of Preferred Stock authorized, which could be issued without shareholder approval: (i) 1,000 shares of Series A Preferred Stock, par value $0.01 per share, are authorized (the “Series A Preferred”); and (ii) 2,000 shares of Series B Junior Participating Preferred Stock, par value $0.01. However, the rights and preferences of any class or series of Preferred Stock, were we to designate or issue additional shares of Preferred Stock, would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our Common Stock.

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

Risk Factors Related to Recent Acquisitions

We may experience difficulties in integrating the operations of MRC and/or MusclePharm into our business and in realizing the expected benefits of the acquisitions.

The success of the acquisition of MRC and/or MusclePharm (the “Acquisitions”) will depend in part on our ability to realize the anticipated business opportunities from integrating the operations of MRC and MusclePharm with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of MRC and/or MusclePharm with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred, and will continue to incur, significant costs in connection with the Acquisitions. The substantial majority of these costs are non-recurring expenses related to the Acquisitions. We may incur additional costs in the integration of MRC’s and/or MusclePharm’s business and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Acquisitions.

The Acquisitions will present challenges associated with integrating operations, personnel, and other aspects of the companies.

The Company’s ability to integrate MRC’s and MusclePharm’s business with the Company’s business in an efficient and effective manner will determine the success of the Acquisitions. The Company’s attempt to integrate MRC and MusclePharm may result in significant challenges, and the Company may be unable to accomplish the integrations smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration may require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. The process of integrating operations and making such adjustments after the Acquisitions could cause an interruption of, or loss of momentum in, the activities of one or more of the combined companies’ businesses and the loss of key personnel. Employee uncertainty, lack of focus, or turnover during the integration process may also disrupt the businesses of the combined companies. Any inability of management to integrate the operations of the Company, MRC and/or MusclePharm successfully could have a material adverse effect on the business and financial condition of the combined company.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. To this end, our processes are designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems (including such risks associated with the use of any third-party service providers) that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by third-party experts under supervision of management, and, where necessary or desired, include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data. We may also consult with outside advisors and experts to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on our risk environment.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.  Our processes and resources are also designed to help enable us to actively identify, protect, detect, respond to, and recover from risks and threats. Nevertheless, we face certain ongoing cybersecurity risk threats that, if realized, are reasonably likely to materially affect us. As of the date of this report, we have not identified cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition.

Governance

Third-party experts assist our senior management team in assessing and managing material risks from cybersecurity threats.  All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors evaluates our cybersecurity assessment and management policies, including quarterly discussions with our senior officers and independent registered accounting firm.

ITEM 2.    PROPERTIES

The Company, including its subsidiaries, leases its headquarters in Omaha, Nebraska, as well as office space in Oakville, Ontario, Canada.   Management believes that the Company's site is adequate to support the business and suitable for present purposes, and the property and equipment have been well maintained.

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our Common Stock was approved for listing and has traded since September 18, 2023 on the Nasdaq Capital Market under the symbol “FTLF”. Prior to September 18, 2023, our Common Stock traded in the over-the-counter market.

As of December 31, 2023, there were 4,598,241 shares of Common Stock outstanding and 22 shareholders of record of the Company’s Common Stock, in addition to an undetermined number of holders whose shares are held in “street name.”

The following table sets forth the high and low closing prices for our Common Stock for the periods indicated:

	High	Low
Fiscal Year 2023
First Quarter (January - March 2023)	$19.19	$15.50
Second Quarter (April - June 2023)	$17.25	$15.50
Third Quarter (July - September 2023)	$19.32	$15.28
Fourth Quarter (October - December 2023)	$22.45	$18.62

Fiscal Year 2022
First Quarter (January - March 2022)	$16.70	$11.80
Second Quarter (April - June 2022)	$11.10	$9.50
Third Quarter (July - September 2022)	$16.80	$10.25
Fourth Quarter (October - December 2022)	$17.00	$14.05

On March 28, 2024, the closing price of our Common Stock was $23.81 per share.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year.

Share Repurchase Program

On August 16, 2019, the Company approved a share repurchase program, pursuant to which the Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the subsequent 24 months (the "Share Repurchase Program"), as amended September 23, 2019 to increase the repurchase amount to $1,000,000, and include shares of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants") in the Share Repurchase Program, to be repurchased over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management; further amended on November 6, 2019 to increase the repurchase amount to $2,500,000 over the subsequent 24 months, and further amended on February 1, 2021 to increase the repurchase amount to up to $5,000,000 over the subsequent 24 months.

On March 17, 2023, the Board approved an extension of the Share Repurchase Program. Under the extended and amended Share Repurchase Program, the Board authorized management to repurchase up to $5,000,000 of the Company's Common Stock over the subsequent 24 months, at a purchase price equal to the fair market value of the Company's Common Stock on the date of purchase, with the exact date and amount of such purchases to be determined by management. All other terms of the Share Repurchase Program remain unchanged.

During the year ended December 31, 2023, the Company did not repurchase any shares of the Company’s Common Stock under the Share Repurchase Program. As of December 31, 2023, the Company may purchase up to $5,000,000 of additional shares of Common Stock under the Share Repurchase Program.

Common Stock repurchase activity under our publicly announced Share Repurchase Program during each quarter of 2023 and 2022 was as follows:

Trade date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Dollar value of shares that may yet be purchased

First quarter ended March 31, 2022	-	-	-	$3,169,917
Second quarter ended June 30, 2022	-	-	-	$3,169,917
Third quarter ended September 30, 2022	-	-	-	$3,169,917
Fourth quarter ended December 31, 2022	48,596	$15.86	48,596	$2,398,979
Subtotal	48,596		48,596	$2,398,979

First quarter ended March 31, 2023	-	-	-	$5,000,000
Second quarter ended June 30, 2023	-	-	-	$5,000,000
Third quarter ended September 30, 2023	-	-	-	$5,000,000
Fourth quarter ended December 31, 2023	-	-	-	$5,000,000
Subtotal	-	-	-	$5,000,000

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

Recent Developments

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC for $17,099. Of this amount, $12,500 was funded using proceeds from a term loan provided by First Citizens Bank, with the remainder funded from the Company’s available cash balances.  See Note 8 to the financial statements for additional disclosure regarding the acquisition.

Acquisition of MusclePharm Assets

On October 10, 2023, the Company acquired substantially all of the assets of MusclePharm Corporation (“MusclePharm”) through an asset purchase transaction under Section 363 of the U.S. Bankruptcy Code. The Company acquired substantially all of the assets and assumed none of the liabilities of MusclePharm other than de minimus cure costs relating to certain assumed contracts.  Total consideration for the acquisition was approximately $18,500.  Of this amount, $10,000 was funded using proceeds from a new term loan provided by First Citizens Bank, with the remainder funded from the Company’s available cash balances. See Note 9 to the financial statements for additional disclosure regarding the acquisition.

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

Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, allowance for inventory obsolescence, product returns, depreciable lives of property and equipment, allocation of purchase price from business combinations, analysis of impairment of goodwill, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar.  The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end-of-period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included as a component of stockholders’ equity in the accompanying consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the period of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations denominated in a currency other than the functional currency of each subsidiary are included in the results of operations as incurred.

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

As of December 31, 2023 and 2022, the Company had provided a reserve for doubtful accounts of $17 and $50, respectively.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax liabilities of the Company relate primarily to intangible assets that are not deductible for tax purposes in the jurisdictions to which they relate.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2023, and 2022, the Company has not established a liability for uncertain tax positions.

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

We currently have a 30-day product return policy for direct-to-consumer sales, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites or e-commerce platforms. Product sold to certain wholesale customers may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled.

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

Information for product returns is received on a regular basis and adjusted for accordingly. Adjustments for returns are based on factual information and historical trends for all Company Products and are specific to each distribution channel. We monitor, among other things, remaining shelf life and sell-through data on a weekly basis. If we determine there are any risks or issues with any specific products, we accrue sales return allowances based on management’s assessment of the overall risk and likelihood of returns in light of all information available.

Total allowance for product returns, sales returns and incentive programs as of December 31, 2023 and 2022 amounted to $571 and $590, respectively.

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

Total allowance for expiring, excess and slow-moving inventory items as of December 31, 2023 and 2022 amounted to $162 and $107, respectively.

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

There were no impairment charges incurred during the year ended December 31, 2023.

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

The Company’s products are also sold on e-commerce platforms including Amazon.  For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company: 1) owns the goods before they are transferred to the customer,   2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, 3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, 4) is subject to credit risk (i.e., credit card chargebacks), 5) establishes prices of its products, 6) can determine who fulfills the goods to the customer (Amazon or the Company) and 7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in selling, general and administrative expense in the consolidated statements of income and comprehensive income.

The Company disaggregates revenue into geographical regions and distribution channels.  The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, for the year ended December 31, 2023 was approximately 63% of total revenue, compared to roughly 28% of total revenue during the same twelve-month period in 2022.

Sales to customers in the U.S. were approximately 93% and 99% for the year ended December 31, 2023 and 2022, respectively, with the balance of sales to customers primarily in Canada.

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

Stock Compensation.Expense

The Company periodically issues restricted share units (“RSUs”), stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered. Such issuances vest and expire according to the terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock-based payments to officers, directors, and employees that are time vested are measured at the grant date fair value and compensation cost is recognized on a straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock-based payments is estimated using the Black-Scholes option-pricing model or other applicable valuation model such as the Monte Carlo valuation pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

Results of Operations

	Year ended December 31, 2023	Year ended December 31, 2022	$ Change	% Change
Revenue	$52,700	$28,803	$23,897	83%
Cost of goods sold	31,268	16,769	14,499	86%
Gross profit	21,432	12,034	9,398	78%
Gross margin percentage	40.7%	41.8%
Operating expense:
Selling, general and administrative expense	12,161	6,010	6,151	102%
Merger and acquisition related expense	1,627	257	1,370	533%
Depreciation and amortization	94	66	28	42%
Total operating expense	13,882	6,333	7,549	119%
Income from operations	7,550	5,701	1,849	32%
Other expense (income)	547	(121)	668	n/m %
Provision for income tax	1,707	1,393	314	23%
Net income	$5,296	$4,429	$867	20%

Fiscal Year Ended December 31, 2023 Compared to Fiscal Year Ended December 31, 2022

Revenue. Revenue for the year ended December 31, 2023 increased 83% to $52,700 as compared to $28,803 for the year ended December 31, 2022. The increased revenue for the year ended December 31, 2023 compared to the prior year is primarily due to revenue generated from MRC, which was acquired in the first quarter of 2023. Legacy FitLife revenue for the year ended December 31, 2023 was $28,100, a 3% decrease compared to the previous year, driven by a 9% decline in wholesale revenue, partially offset by a 14% increase in online revenue.

The acquisition of MusclePharm had minimal impact on revenue due to (1) the transaction closing during the fourth quarter, (2) the need to procure inventory since only $195 of inventory was acquired in the asset purchase, and (3) the need to negotiate new commercial agreements with MusclePharm’s existing customers.

Online revenue during the year ended December 31, 2023 was approximately 63% of total revenue, compared to roughly 28% of total revenue during the same twelve-month period in 2022. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales and the acquisition of both MRC and MusclePharm, which were consummated in the first and fourth quarters of fiscal 2023, respectively.

Sales to customers in the U.S. were approximately 93% and 99% for the year ended December 31, 2023 and 2022, respectively, with the balance of sales primarily to customers in Canada.

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

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2023 increased 86% to $31,268 as compared to $16,769 for the year ended December 31, 2022. The increase of $14,499 is primarily due to an increase in revenue attributable to the acquisition of MRC as well as higher distribution costs resulting from increased sales through online channels.

Gross Profit. Gross profit for the year ended December 31, 2023 increased to $21,432 as compared to $12,034 for the year ended December 31, 2022. This 78% increase in gross profit is attributable to higher revenue driven primarily by the acquisition of MRC.

Gross Margin. Gross margin for the year ended December 31, 2023 decreased to 40.7% from 41.8% for the year ended December 31, 2022. The decrease in gross margin is primarily attributable to the amortization of the fair value step-up to MRC inventory acquired as well as higher product costs due to inflationary pressure. Excluding the $323 impact of the step-up amortization, gross margin would have been 41.3% during the year ended December 31, 2023.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2023 increased by $6,151 to $12,161 as compared to $6,010 for the year ended December 31, 2022. The increase was primarily due to the inclusion of SG&A expense in the Company’s consolidated financial statements attributable to MRC.

Merger and Acquisition Related Expense. Merger and acquisition related expense increased to $1,627 for the year ended December 31, 2023 compared to $257 for the same period of 2022, driven primarily by acquisition costs related to MRC.

Net Income. We generated a net income of $5,296 for the year ended December 31, 2023, an increase of 20% compared to net income of $4,429 for the year ended December 31, 2022. The increase in net income for the year ended December 31, 2023 compared to the same period in 2022 was primarily attributable to the acquisition of MRC, partially offset by approximately $2.1 million of non-recurring items associated with the transaction.

Non-GAAP Measures

The financial presentation below contains certain financial measures not in accordance with GAAP, defined by the SEC as “non-GAAP financial measures”, including EBITDA and adjusted EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Annual Report in accordance with GAAP.

As presented below, EBITDA excludes interest, foreign exchange gains and losses, income taxes, and depreciation and amortization. Adjusted EBITDA excludes—in addition to interest, taxes, depreciation and amortization—stock-based  compensation, merger and acquisition related expense and other non-recurring costs. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	Year ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Net income	$5,296	$4,429
Interest expense	1,025	-
Interest income	(289)	(121)
Foreign exchange (gain) loss	(189)	-
Provision for income taxes	1,707	1,393
Depreciation and amortization	94	66
EBITDA	7,644	5,767
Non-cash and non-recurring adjustments
Stock compensation expense	473	363
Merger and acquisition related expense	1,627	257
Amortization of inventory step-up	323	-
Non-recurring loss on foreign currency forward contract	112	-
Restatement-related costs	-	318
Adjusted EBITDA	$10,179	$6,705

Liquidity and Capital Resources

As of December 31, 2023, the Company had positive working capital of $4,356, compared to $18,933 at December 31, 2022. Our principal sources of liquidity at December 31, 2023 consisted of $1,139 of cash and $2,046 of accounts receivable. The decrease in working capital is principally attributable to (i) the acquisition of MusclePharm for $18,788, of which $10,000 was funded from proceeds of the Amended Credit Agreement, defined below, and $8,788 from the Company’s available cash, and (ii) the acquisition of MRC for $17,099, of which $12,500 was funded from proceeds of the Credit Agreement, defined below, and $4,599 from the Company’s available cash, partially offset by cash flows from operating activities during fiscal 2023.

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, as defined in the Amended Credit Agreement, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all Obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loan equal to 50% of the Excess Cash Flow (as defined in the Credit Agreement). The Company was in compliance with all covenants as of December 31, 2023.

As of December 31, 2023 and 2022, no borrowings were outstanding on the Company’s $3,500 Line of Credit.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $4,220 during the year ended December 31, 2023, compared to net cash provided by operating activities of $4,130 for the year ended December 31, 2022. The increase in cash provided by operating activities was driven primarily by the acquisition of MRC, which was largely offset by transaction-related costs as well as payment of a number of payables and other expenses that were accrued at MRC at the time of the acquisition.

Cash Used in Investing Activities

Cash used in investing activities for the fiscal year ended December 31, 2023 was $35,993 and $0 during the years ended December 31, 2023 and 2022, respectively. The Company used $17,099 for the acquisition of MRC and $18,788 for the acquisition of MusclePharm assets during the year ended December 31, 2023.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $20,296 as compared to cash used of $750 during the year ended December 31, 2022. The increase in cash provided by financing activities is primarily attributable to the funding of the Term Loans during the first and fourth quarters of fiscal 2023.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is conducted principally in the United States.  However, due to the MRC acquisition in 2023, the Company now has more exposure to fluctuations in foreign currencies.  As a result, our financial results may be materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets.

Foreign Currency

In January 2023, the Company entered into a foreign currency hedging transaction to mitigate the risk of adverse changes in the USD/CAD exchange rate with respect to the pending acquisition of MRC. The Company entered into a forward contract to purchase CAD $25.0 million, as the Company anticipated providing additional working capital funding beyond the CAD $23.2 million purchase price for MRC. As the geographical scope of our business broadens, we may engage in additional foreign currency hedging transactions in the future.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Amended Credit Agreement (which includes Term Loans A and B as well as our existing Line of Credit), and our investments in short-term financial instruments. As of December 31, 2023, the Company had $20,125 outstanding on the Term Loans and $0 under its existing Line of Credit.

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

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

In connection with the filing of this Annual Report on Form 10-K for the period ended December 31, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Management previously determined that our disclosure controls and procedures were ineffective due to certain material weaknesses, as disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, and in our quarterly reports through the quarter ended March 31, 2023. Management has implemented measures designed to improve our controls and procedures to remediate the identified material weaknesses (the “Remediation Plan”). As of the year ended December 31, 2023, the Remediation Plan had been implemented and the applicable controls had operated for a sufficient period of time, and therefore management concluded that the newly implemented and enhanced controls were operating effectively. We will continue to test such controls over time to ensure the adequacy of our controls and procedures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our CEO and CFO evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

(c)   Changes in Internal Controls over Financial Reporting.

Our CEO and CFO have determined that, other than the Remediation Plan described above, there have been no changes in the Company’s internal control over financial reporting during the period covered by this Report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC.

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

10.11

Asset Purchase and Sale Agreement by and between MusclePharm Corporation and FitLife Brands, Inc., dated September 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2023).

10.12

Second Amended and Restated Credit Agreement, dated October 10, 2023, by and between FitLife Brands, Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

10.13

Term B Note, dated October 10, 2023, issued by FitLife Brands, Inc., to First Citizens Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

10.14

Reaffirmation of Guaranty, dated October 10, 2023, by NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario Inc., and Mimi’s Rock Corp., to and in favor of First Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

10.15

Arrangement Agreement among FitLife Brands Inc., 1000374984 Ontario Inc., and Mimi’s Rock Corp, dated December 4, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 8, 2022).

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

Registrant	FitLife Brands, Inc.

Date: March 29, 2024	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2024	By: /s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 29, 2024	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair of the Board

Date: March 29, 2024	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 29, 2024	By: /s/ Lewis Jaffe
Lewis Jaffe
Director

Date: March 29, 2024	By: /s/ Todd Ordal
Todd Ordal
Director

Date: March 29, 2024	By: /s/ Seth Yakatan
Seth Yakatan
Director

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FitLife Brands, Inc.
Omaha, NE

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Mimi’s Rock - Fair Value of Intangible Assets

As described in Note 8 to the consolidated financial statements, the Company acquired Mimi’s Rock for net cash consideration of $17.1 million in 2023, which resulted in the recording of a $7.6 million an intangible asset. Management recorded the intangible asset acquired at fair value on the date of acquisition using an income approach. Management applied judgment in estimating the fair value of intangible asset acquired, which included the use of assumptions with respect to future earnings before interest, taxes, depreciation and amortization (EBITDA) margins, revenue growth rates and discount rates.

The principal considerations for our determination that performing procedures relating to the fair value of intangible asset recorded in the acquisition of Mimi’s Rock constituted a critical audit matter are: (i) there was a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of intangible assets acquired due to the judgment applied by management when developing the estimate; (ii) that significant audit effort was required in evaluating the assumptions relating to the estimated fair value of intangible assets, including future EBITDA margins, revenue growth rates, and discount rates; and (iii) that the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of intangible assets; (iii) evaluating the appropriateness of the valuation method given the nature of the asset; (iv) testing the completeness, accuracy, relevance and reliability of the data used in estimating the fair value of intangible assets; and (v) evaluating the reasonableness of the significant assumptions used by management.

We have served as the Company’s auditor from 2018 through 2019, and since October 2022.

Weinberg & Company, P.A.
Los Angeles, California
March 29, 2024

FITLIFE BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,139	$13,277
Restricted cash	759	-
Accounts receivable, net of allowance of doubtful accounts of $17 and $50, respectively	2,046	705
Inventories, net of allowance for obsolescence of $162 and $107, respectively	9,091	9,105
Sales tax receivable	1,019	-
Prepaid expense and other current assets	639	116
Total current assets	14,693	23,203

Property and equipment, net	137	46
Right of use asset	121	103
Intangibles, net of amortization of $113 and $71, respectively	26,309	150
Goodwill	13,294	358
Deferred tax asset	792	1,847
TOTAL ASSETS	$55,346	$25,707

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$3,261	$2,995
Accrued expense and other liabilities	1,026	444
Income taxes payable	892	187
Product returns	571	590
Term loan – current portion	4,500	-
Lease liability - current portion	87	54
Total current liabilities	10,337	4,270
Term loan, net of current portion and unamortized deferred finance costs	15,509	-
Long-term lease liability, net of current portion	51	49
Deferred tax liability	2,413	-
TOTAL LIABILITIES	28,310	4,319

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.01 par value, 60,000 shares authorized; 4,598 and 4,507 issued and outstanding as of December 31, 2023 and 2022, respectively	46	45
Additional paid-in capital	30,699	30,056
Accumulated deficit	(3,417)	(8,713)
Foreign currency translation adjustment	(292)	-
TOTAL STOCKHOLDERS' EQUITY	27,036	21,388
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,346	$25,707

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Years ended
	December 31,
	2023	2022

Revenue	$52,700	$28,803
Cost of goods sold	31,268	16,769
Gross profit	21,432	12,034

OPERATING EXPENSE:
Selling, general and administrative	12,161	6,010
Merger and acquisition related	1,627	257
Depreciation and amortization	94	66
Total operating expense	13,882	6,333
OPERATING INCOME	7,550	5,701

OTHER EXPENSE (INCOME)
Interest income	(289)	(121)
Interest expense	1,025	-
Foreign exchange gain	(189)	-
Total other expense (income)	547	(121)

INCOME BEFORE INCOME TAXES	7,003	5,822

PROVISION FOR INCOME TAXES	1,707	1,393

NET INCOME	$5,296	$4,429

NET INCOME PER SHARE
Basic	$1.18	$0.97
Diluted	$1.08	$0.89
Basic weighted average common shares	4,490	4,553
Diluted weighted average common shares	4,905	4,975

COMPREHENSIVE INCOME:
NET INCOME	$5,296	$4,429
Foreign currency translation adjustment	(292)	-
Comprehensive income	$5,004	$4,429

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

				Additional		Foreign currency
	Common stock		Treasury	paid-in	Accumulated	translation
	Shares	Amount	stock	capital	deficit	adjustment	Total

YEAR ENDED DECEMBER 31, 2023

JANUARY 1, 2023	4,507	$45	$-	$30,056	$(8,713)	$-	$21,388

Shares surrendered by former employee	(61)	-	-	-	-	-	-
Exercise of stock options	9	-	-	6	-	-	6
Exercise of warrants	143	1	-	164	-	-	165
Stock-based compensation	-	-	-	473	-	-	473
Comprehensive (loss) income	-	-	-	-	-	(292)	(292)
Net income	-	-	-	-	5,296	-	5,296

DECEMBER 31, 2023	4,598	$46	$-	$30,699	$(3,417)	$(292)	$27,036

YEAR ENDED DECEMBER 31, 2022

JANUARY 1, 2022	4,552	$46	$(2,087)	$32,529	$(13,142)	$-	$17,346

Repurchase of common stock	(48)	(1)	(771)	-	-	-	(772)
Retirement of treasury shares	-	-	2,858	(2,865)	-	-	(7)
Exercise of stock options	3	-	-	29	-	-	29
Stock-based compensation	-	-	-	363	-	-	363
Net income	-	-	-	-	4,429	-	4,429

DECEMBER 31, 2022	4,507	$45	$-	$30,056	$(8,713)	$-	$21,388

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,296	$4,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94	66
Allowance for doubtful accounts	(33)	(6)
Allowance for inventory obsolescence	55	51
Stock compensation expense	473	363
Amortization of deferred finance costs	15	-
Amortization of inventory step-up	323	-

Changes in operating assets and liabilities:
Accounts receivable - trade	(882)	247
Inventories	1,026	(2,636)
Deferred taxes	957	1,199
Prepaid expense and other assets	(178)	204
Right of use asset	83	55
Accounts payable	(2,679)	115
Income taxes payable	(356)	184
Lease liability	(77)	(55)
Accrued liabilities and other liabilities	122	(44)
Product returns	(19)	(42)
Net cash provided by operating activities	4,220	4,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(106)	-
Cash paid for acquisition of MRC	(17,099)	-
Cash paid for acquisition of MusclePharm assets	(18,788)	-
Net cash used in investing activities	(35,993)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	171	29
Repurchases of common stock	-	(779)
Borrowings on term loan	22,500	-
Payments on term loan	(2,375)	-
Net cash provided by (used in) financing activities	20,296	(750)

Foreign currency impact on cash	98	-

CHANGE IN CASH AND RESTRICTED CASH	(11,379)	3,380
CASH, BEGINNING OF PERIOD	13,277	9,897
CASH AND RESTRICTED CASH, END OF PERIOD	$1,898	$13,277

Supplemental cash flow disclosure
Cash paid for income taxes	$698	$3
Cash paid for interest, net of amounts capitalized	$777	$-

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

NOTE 1.  DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a national provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); and (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products"); and (iv) MusclePharm.

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally, and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through more than 17,000 retail locations, which include specialty, mass, and online.  The Company distributes the MRC Products primarily online.  MusclePharm’s products are sold to both wholesale customers as well as online directly to the end consumer.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Developments

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC. Total consideration for the acquisition of MRC was $17,099, of which $12,500 was funded using proceeds from a new term loan, and $4,599 from the Company’s available cash. See Note 8 to the financial statements for additional disclosure regarding the acquisition of MRC.

Acquisition of MusclePharm Assets

On October 10, 2023, the Company acquired substantially all of the assets of MusclePharm Corporation (“MusclePharm”) through an asset purchase transaction under Section 363 of the U.S. Bankruptcy Code. The Company acquired substantially all of the assets and assumed none of the liabilities of MusclePharm other than de minimus cure costs relating to certain assumed contracts.  Total consideration for the acquisition was approximately $18,500 cash.  Of this amount, $10,000 was funded using proceeds from a new term loan provided by First Citizens Bank, with the remainder funded from the Company’s available cash balances. See Note 9 for additional disclosure regarding the acquisition of MusclePharm.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar.  The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end-of-period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included as a component of stockholders’ equity in the accompanying consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the period of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations denominated in a currency other than the functional currency of each subsidiary are included in the results of operations as incurred.

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

Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, allowance for inventory obsolescence, product returns, depreciable lives of property and equipment, allocation of purchase price from business combinations, analysis of impairment of goodwill, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

The Company’s products are also sold on e-commerce platforms including Amazon.  For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company: 1) owns the goods before they are transferred to the customer,   2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, 3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, 4) is subject to credit risk (i.e., credit card chargebacks), 5) establishes prices of its products, 6) can determine who fulfills the goods to the customer (Amazon or the Company) and 7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in selling, general and administrative expense in the consolidated statements of income and comprehensive income.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

The Company disaggregates revenue into geographical regions and distribution channels.  The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, for the year ended December 31, 2023 was approximately 63% of total revenue, compared to roughly 28% of total revenue during the same twelve-month period in 2022.

Sales to customers in the U.S. were approximately 93% and 99% for the year ended December 31, 2023 and 2022, respectively, with the balance of sales to customers primarily in Canada.

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

Customer and Vendor Concentration

Total net sales to GNC during 2023 and 2022 were 33% and 67 % of total revenue for the years ended December 31, 2023 and 2022, respectively. Accounts receivable attributable to GNC as of December 31, 2023 and 2022 represented 30% and 43% of the Company’s total accounts receivable balance, respectively.

As of December 31, 2023 and 2022, there was one vendor who accounted for 51% and 78% of the Company's consolidated accounts payable, respectively. For the year ended December 31, 2023, there were three vendors who accounted for 37%, 30%, and 10% of the Company's inventory-related purchases. For the year ended December 31, 2022, there were two vendors who accounted for 49% and 18% of the Company's inventory-related purchases, respectively.

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

As of December 31, 2023 and 2022, the Company had provided a reserve for doubtful accounts of $17 and $50, respectively.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

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

We currently have a 30-day product return policy for direct-to-consumer sales, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites or e-commerce platforms. Product sold to certain wholesale customers may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled.

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

Information for product returns is received on a regular basis and adjusted for accordingly. Adjustments for returns are based on factual information and historical trends for Company products and are specific to each distribution channel. We monitor, among other things, remaining shelf life and sell-through data on a weekly basis. If we determine there are any risks or issues with any specific products, we accrue sales return allowances based on management’s assessment of the overall risk and likelihood of returns in light of all information available.

Total allowance for product returns, sales returns and incentive programs as of December 31, 2023 and 2022 amounted to $571 and $590, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of products, in-bound freight charges, shipping and handling costs, purchase and receiving costs, and commissions paid to Amazon and other online selling platforms. Other expense not related to the production and distribution of our products is classified as operating expense.

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250 at December 31, 2023. The Company may be exposed to risk for the amounts of funds held in bank accounts more than the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high-quality financial institutions. The Company had cash balances more than the guarantee during the years ended December 31, 2023 and 2022. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Restricted cash consists of cash on deposit with a financial institution in an interest-bearing account pursuant to a credit card agreement.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

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

As of December 31, 2023 and 2022, the aggregate allowance for expiring, slow moving and excess inventory amounted to $162 and $107, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2023 and 2022.

Intangible and Long-lived Assets

Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives. The Company regularly reviews the carrying value and estimated lives of its long-lived assets and intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the long-lived asset group over the asset’s fair value.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

There were no impairment charges incurred during the years ended December 31, 2023 and 2022.

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

There were no impairment charges incurred during the years ended December 31, 2023 and 2022.

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes.  The deferred tax liabilities of the Company relate primarily to intangible assets that are not deductible for tax purposes in the jurisdictions to which they relate.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2023, and 2022, the Company has not established a liability for uncertain tax positions.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

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

Basic and diluted weighted-average shares outstanding and antidilutive options that were excluded from diluted weighted average shares outstanding are as follows:

	December 31,
	2023	2022

Basic weighted average shares outstanding	4,490	4,553
Dilutive effect of potential common shares	415	422
Diluted weighted average shares outstanding	4,905	4,975

Antidilutive options	117	29

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying value of its notes payable approximate their fair value based on the market interest rates of these notes.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

Stock Compensation Expense

The Company periodically issues restricted share units (“RSUs”), stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered.

Such issuances vest and expire according to the terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock-based payments to officers, directors, and employees, which are generally time vested, are measured at the grant date fair value and compensation cost is recognized on a straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock-based payments is estimated using the Black-Scholes option-pricing model or other applicable valuation model such as the Monte Carlo valuation pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used could materially affect compensation expense recorded in future periods.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a roll-forward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 on January 1, 2023, and there was no material impact on our financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

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

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

NOTE 3. INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of December 31, 2023 and 2022.

	As of December 31, 2023
	Gross amount	Accumulated amortization	Net book value	Useful life (years)
Brands	$26,201	$-	$26,201	Indefinite
Client relationships	80	(55)	25	4
Formulations	70	(48)	22	4
Trademarks	60	-	60	Indefinite
Website	11	(10)	1	3
Total identifiable assets	$26,422	$(113)	$26,309

	As of December 31, 2022
	Gross amount	Accumulated amortization	Net book value	Useful life (years)
Client relationships	80	(34)	46	4
Formulations	70	(30)	40	4
Trademarks	60	-	60	Indefinite
Website	11	(7)	4	3
Total identifiable assets	$221	$(71)	$150

Amortization expense was $42 for the years ended December 31, 2023 and 2022.

NOTE 4.  INVENTORIES

The Company’s inventories as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
	2023	2022

Finished goods	$8,292	$8,347
Components	961	865
Allowance for obsolescence	(162)	(107)
Total	$9,091	$9,105

NOTE 5.  PROPERTY AND EQUIPMENT

The Company's property and equipment balances as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
	2023	2022
Equipment	$951	$902
Accumulated depreciation	(814)	(856)
Total	$137	$46

Depreciation expense for property and equipment was $52 for the year ended December 31, 2023 compared to $24 for the year ended December 31, 2022.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

NOTE 6.  NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2023	December 31, 2022

Term loan A (8.21% as of December 31, 2023)	$10,625	$-
Term loan B (8.21% as of December 31, 2023)	9,500	-
Unamortized debt issuance costs	(116)	-
Total	20,009	$-
Current	(4,500)	-
Long Term	$15,509	$-

Credit Agreements – First Citizens Bank

On February 23, 2023, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Citizens Bank (the “Bank”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Previous Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12,500 (“Term Loan A”), and a revolving line of credit of $3,500 (the “Line of Credit”, and collectively with the Term Loans, the “Loan”). The Company used the proceeds from the Loan to fund the acquisition of MRC and for general working capital purposes, including those of MRC.

Second Amended and Restated Credit Agreement

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the Bank, amending and restating the Credit Agreement, between the Company and the Bank. Pursuant to the Amended Credit Agreement, the Bank provided the Company with an additional Term Loan (“Term Loan B”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 15, 2024. The Company used the proceeds from the loan to fund the acquisition of assets of MusclePharm (discussed in further detail in Note 8) and for general working capital purposes.

Pursuant to the Amended Credit Agreement, the Term Loans accrue interest at a per annum rate equal to 2.75% above the one-month secured overnight financing rate published for such day by the Federal Reserve Bank of New York (“Term SOFR Rate”); and the Company shall make payments on March 10th, June 10th, September 10th, and December 10th of each calendar year, of principal plus accrued interest on the Term Loans in amounts sufficient to fully amortize Term Loan A through  February 28, 2028 and Term Loan B through October 10, 2028; and outstanding advances under the Line of Credit (“Advances”) will accrue interest at the Applicable Rate and the Company will pay the interest on the Advances monthly, with all principal and any accrued interest on outstanding Advances being due and payable in full on the Line of Credit maturity date. The Company may prepay amounts borrowed under the Loan, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all obligations, with interest thereon, immediately due and payable. The Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loan equal to 50% of the Excess Cash Flow (as defined in the Agreement). The Company was in compliance with all covenants as of December 31, 2023.

As of December 31, 2023, the borrowings outstanding on the Term Loans and Line of Credit were $20,125 and $0, respectively.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

Maturities of the Company's Term Loans are as follows:

Year ending
2024	4,500
2025	4,500
2026	4,500
2027	4,500
2028	2,125
Total balance outstanding as of December 31, 2023	$20,125

NOTE 7.  EQUITY

The Company is authorized to issue 60,000 shares of Common Stock, $0.01 par value per share, of which 4,598 and 4,507 shares of Common Stock were issued and outstanding as of December 31, 2023 and 2022, respectively.

Common Stock Issued for Services

In February 2021, the Company granted an officer an aggregate of 160 restricted share units (“RSUs”) with a fair value of $468. The Company recorded $31 and $287 of stock compensation expense related to RSUs during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there was $0 and $31 of unamortized compensation expense associated with the grant of the RSUs.

Share Repurchase Program

On August 16, 2019, the Company approved a share repurchase program, pursuant to which the Board authorized management to repurchase up to $500 of the Company's Common Stock over the subsequent 24 months (the "Share Repurchase Program"), as amended September 23, 2019 to increase the repurchase amount to $1, and include shares of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants") in the Share Repurchase Program, to be repurchased over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management; further amended on November 6, 2019 to increase the repurchase amount to $2,500 over the subsequent 24 months, and further amended on February 1, 2021 to increase the repurchase amount to up to $5,000 over the subsequent 24 months.

On March 17, 2023, the Board approved an extension of the Share Repurchase Program. Under the extended and amended Share Repurchase Program, the Board authorized management to repurchase up to $5,000 of the Company's Common Stock over the subsequent 24 months, at a purchase price equal to the fair market value of the Company's Common Stock on the date of purchase, with the exact date and amount of such purchases to be determined by management. All other terms of the Share Repurchase Program remain unchanged.

During the year ended December 31, 2023, the Company did not repurchase any shares of the Company’s Common Stock under the Share Repurchase Program. As of December 31, 2023, the Company may purchase up to $5,000 of additional shares of Common Stock under the Share Repurchase Program.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

Treasury Shares

In January 2022, the Company retired all treasury shares. All shares repurchased by the Company subsequent to January 2022 were retired immediately upon acquisition.  As of December 31, 2023, there are no shares held in treasury.

Information regarding options outstanding as of December 31, 2023 is as follows:

	Number of	Weighted average exercise	Weighted average remaining life
	options	price	(years)
Outstanding, December 31, 2021	380	$3.44	6.2
Issued	10	15.65
Exercised	(4)	8.27
Forfeited	(7)	35.88
Outstanding, December 31, 2022	379	$3.09	5.3
Issued	117	19.10
Exercised	(9)	0.70
Forfeited	(3)	30.31
Outstanding, December 31, 2023	484	$6.82	4.5

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price

$0.70	-	5.24	349	4.5	$2.30	317	$2.01
$11.55	-	19.20	135	4.6	$18.56	42	$17.63
			484	4.5	$6.82	359	$3.85

The closing price for the Company’s Common Stock on December 29, 2023 was $19.10, resulting in an intrinsic value of outstanding options of $5,155.

During the year ended December 31, 2023, the Company granted stock options to employees to purchase 117 shares of Company Common Stock. The stock options are exercisable at an average price of $19.10 per share, expire in five years and primarily vest as follows: one-third vested immediately upon issuance, and the remainder vest equally in equal annual installments over a period of two years from grant date. The total fair value of these options at grant date was approximately $1,014, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $19.10 per share, expected term of 5 years, volatility of 45%, dividend rate of 0% and risk-free interest rate of 4.1%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2022, the Company granted stock options to employees to purchase 10 shares of Company Common Stock. The stock options are exercisable at an average price of $15.65 per share, expire in five years and vest as follows: one-fourth vested immediately upon issuance, and the remainder vest equally in equal annual installments over a period of three years from grant date. The total fair value of these options at grant date was approximately $90, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $15.65 per share, expected term of 5 years, volatility of 67%, dividend rate of 0% and risk-free interest rate of 2.7%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

The Company recognized $442 and $76 of stock compensation expense related to the vesting of these options during the years ended December 31, 2023 and 2022, respectively.  As of December 31, 2023, there was $740 of unvested stock compensation that will be recognized as an expense in future periods as the options vest.

Warrants

As of December 31, 2021, 143 warrants at an exercise price of $1.15 per share were outstanding. During the years ended December 31, 2023 and 2022, no warrants were granted and no warrants expired. During the year ended December 31, 2023, 143,480 shares of Common Stock were issued for the exercise of all outstanding warrants, resulting in net proceeds to the Company of $165.

Total outstanding warrants to purchase shares of Common Stock as of December 31, 2023 and 2022 amounted to 0 and 143,480, respectively.

NOTE 8. ACQUISITION OF MIMI’S ROCK CORP

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire all of the equity interests of MRC. The acquisition closed on February 28, 2023. MRC is headquartered in Oakville, Ontario, Canada. The purchase price of $17,099 was paid with proceeds from the Term Loan as well as cash on hand.

During the years ended December 31, 2023 and 2022, the Company incurred $1,570 and $225, respectively, of transaction-related costs for the acquisition of MRC.

The Company accounted for the acquisition as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed on the date of acquisition:

February 28, 2023
Assets acquired:
Accounts receivable	$250
Inventories	1,166
Prepaid expense and other assets	220
Sales tax receivable	862
Right of use asset	98
Property and equipment	32
Intangible assets	7,630
Goodwill	12,764
Accounts payable and accrued expense	(2,694)
Income tax payable	(651)
Product returns	(23)
Lease liabilities	(111)
Deferred tax liabilities	(2,444)
Net assets acquired	$17,099

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

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

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the years ended December 31, 2023 and 2022, respectively, giving effect to the acquisition of MRC as if it had occurred at January 1, 2022. Included in the pro forma information is: fair value adjustment to inventory acquired during the years ended December 31, 2023 and 2022, removal of transaction-related costs related to the acquisition of MRC, removal of the interest costs from MRC’s debt prior to the closing of the acquisition, and interest on borrowings made by the Company based on the projected balance of the Term Loan for the respective periods presented in this pro forma.

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

Revenue	$57,755	$58,457

Net income	$7,076	$4,564

Diluted net income per share	$1.47	$0.92

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

MRC revenue and net income for the period from February 28, 2023 to December 31, 2023 was $24,370 and $1,975, respectively.

NOTE 9. ACQUISITION OF MUSCLEPHARM

On October 10, 2023, the Company acquired substantially all of the assets and assumed none of the liabilities other than de minimus cure costs relating to certain assumed contracts of MusclePharm Corporation (“MusclePharm”) through an asset purchase transaction under Section 363 of the U.S. Bankruptcy Code. Total consideration for the acquisition, including legal costs, amounted to $18,788.

The Company accounted for the transaction as an asset acquisition under Accounting Standards Codification (“ASC”) 805. The assets acquired consist of indefinite life intellectual property – brands with an estimated value of $18,593 – and inventory of $195.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

NOTE 10.  INCOME TAXES

Components of the total provision for income taxes are as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Current tax expense (benefit)
Domestic	$(77)	$199
Foreign	755	-

Deferred tax expense (benefit)
Domestic	1,056	1,194
Foreign	(27)	-

Provision for income taxes	$1,707	$1,393

The Company is subject to income tax in the U.S., Canada, Germany and Barbados through its wholly owned subsidiaries.  The combined statutory tax rate is 22% (24% in 2022)

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Pre-tax net income	$7,003	$5,822
Federal income tax rate	22.3%	24.0%
Provision for income taxes based on statutory rate	1,562	1,397

Increase (decrease) resulting from:
Non-deductible expenses	28	-
Difference in jurisdictional tax rates	128	-
True up of prior period	(86)	-
Other	75	(4)

Provision for income taxes	$1,707	$1,393

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

The tax effects of significant temporary differences and credit and operating loss carryforwards that give rise to the net deferred tax assets and tax liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets (liabilities)
Loss carry forwards	5,097	2,034
Tangible assets	(25)	-
Intangible assets	(2,540)	-
Provisions and reserves	490	157
Other	1	193
Deferred tax assets (liabilities)	3,023	2,384
Valuation allowance	(4,644)	(537)
Net deferred tax asset (liability)	$(1,621)	$1,847

The Company has assessed the realizability of the net deferred tax assets by considering the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.

Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

As of December 31, 2023, the Company has the following U.S. federal losses carried forward. U.S. federal losses incurred prior to 2018 have a carry forward of 20 years, subsequent losses can be carried forward indefinitely. The Canadian non-capital loss carry forwards expire between 2037 and 2043.

	U.S. Federal	Canada (USD)	Total
2034	$101	$-	$101
2035	950	-	950
2036	2,923	-	2,923
2037	-	20	20
2038	615	3,224	3,839
2039	-	2,875	2,875
2040	-	2,215	2,215
2041	-	1,838	1,838
2042	-	4,350	4,350
2043	-	1,079	1,079
Indefinite	-	-	-
	$4,589	$15,601	$20,190

Utilization of net operating loss carry forwards may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An "ownership change" is generally defined as a cumulative change in the ownership interest of significant stockholders of more than 50 percentage points over a three-year period. Such ownership change could result in a limitation of the Company's ability to reduce future income by net operating loss carry forwards. The Company acquired a subsidiary in 2015.

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained.  As of December 31, 2023, the Company has not recorded any uncertain tax positions or any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2023, the Company did not record any interest and penalties in the consolidated statement of income and comprehensive income.

FITLIFE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except per share amounts)

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

NOTE 12.  SUBSEQUENT EVENTS

Subsequent to the end of 2023, the Company made a scheduled amortization payment of $1,100 on its term loans as well as a voluntary payment of $2,500 on its Term Loan A.

NOTE 13. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current presentation.  These reclassifications had no effect on the reported operating income or net income on the Consolidated Statements of Income and Comprehensive Income.  Certain costs previously classified as selling, general and administrative expense have been reclassified to merger and acquisition related expense on the Consolidated Statements of Income and Comprehensive Income.