Form 10-K/A
period 2023-12-31
FITLIFE BRANDS, INC.
filed 2024-04-22
CIK 1374328

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

As of April 18, 2024, there were 4,598,241 shares of common stock, $0.01 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of FitLife Brands, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

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

Name	Age	Title
Dayton Judd	52	Chief Executive Officer and Chairman
Lewis Jaffe	67	Director
Grant Dawson	55	Director
Seth Yakatan	53	Director
Todd Ordal	67	Director
Jakob York	47	Chief Financial Officer
Patrick Ryan	45	Chief Retail Officer
Jenna Sinnett	44	Chief Operating Officer

Each of the Company’s executive officers and directors will hold office until their successors are duly elected and qualified.  The background and principal occupations of each officer and director are as follows:

Dayton Judd has served as a director of the Company since June 2017, is currently the Chairman of the Company’s Board of Directors and began serving as the Company’s Chief Executive Officer on February 18, 2018. Mr. Judd is the founder and Managing Partner of Sudbury Capital Management (“Sudbury”). Prior to founding Sudbury, Mr. Judd worked from 2007 through 2011 as a Portfolio Manager at Q Investments, a multi-billion dollar hedge fund in Fort Worth, Texas. Prior to Q Investments, he worked with McKinsey & Company from 1996 through 1998, and again from 2000 through 2007. He graduated from Brigham Young University in 1995 with a Bachelors Degree, summa cum laude, and a Masters Degree, both in accounting. He also earned an M.B.A. with high distinction from Harvard Business School in 2000, where he was a Baker Scholar. Mr. Judd is a Certified Public Accountant. He currently serves on the Board of Directors of LifeVantage Corp (Nasdaq: LFVN) and Optex Systems Holdings Inc. (Nasdaq: OPXS).

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

Jakob York has served as the Company’s Chief Financial Officer since he joined the Company in August 2022.  Prior to joining FitLife, he served as Controller for Greenidge Generation Holdings (“Greenidge”, Nasdaq: GREE).  Prior to Greenidge, Mr. York worked in various controller and financial reporting capacities, primarily at Allied Motion Technologies (Nasdaq: AMOT).  Prior to joining Allied Motion, he worked at Pricewaterhouse Coopers as an auditor from 2002 to 2007.  He graduated from Brigham Young University in 2002 with a Bachelors Degree and a Masters Degree in Accounting.  Mr. York is a Certified Public Accountant.

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

Board Meetings

The Board held five meetings during the year ended December 31, 2023, supplemented by numerous additional discussions by and among a majority of the Board, and numerous actions effectuated by unanimous written consent in lieu of a formal motion and vote during an official meeting. In 2023, incumbent directors attended 100% of the aggregate number of meetings of the Board. The Board also holds independent executive sessions without members of management on an as-needed basis.

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

Audit Committee

Members:	Grant Dawson (Chair) Lewis Jaffe Todd Ordal Seth Yakatan

Number of Meetings Held:	The Audit Committee held four meetings during 2023 and handled other matters via unanimous written consent or in board meetings.

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

Compensation Committee

Members:	Grant Dawson (Chair) Lewis Jaffe Todd Ordal Seth Yakatan

Number of Meetings Held:	The Compensation Committee held one meeting during 2023 and handled other matters via unanimous written consent or in board meetings.

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

Nominating and Corporate Governance Committee

Members:	Lewis Jaffe (Chair)
Grant Dawson Todd Ordal
Seth Yakatan

Number of Meetings Held:	The Nominating and Corporate Governance Committee held no meetings during 2023, electing instead to address Committee matters by action taken by the full Board.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2023, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees, which sets forth the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company. A form of the Code of Conduct and ethics is filed as Exhibit 14.1 to this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2023 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock awards	Warrants/ option awards (1)	All other compensation (2)	Total

Dayton Judd	2023	$372,000	$160,000	$-	$-	$-	$532,000
Chief Executive Officer and Chair of the Board	2022	$340,462	$135,000	$-	$-	$-	$475,462

Patrick Ryan	2023	$148,077	$5,000	$-	$-	$151,669	$304,746
Chief Retail Officer	2022	$138,077	$-	$-	$-	$186,045	$324,122

Jakob York	2023	$204,616	$40,000	$-	$16,060	$-	$260,676
Chief Financial Officer	2022 (3)	$69,230	$-	$-	$89,700	$-	$158,930

(1)
The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s Common Stock.

(2) (3)	Amounts reflect commissions paid to the Named Executive Officer. Jakob York was hired as CFO on August 15, 2022.

Employment Agreements

Dayton Judd. Dayton Judd currently serves as the Company’s Chief Executive Officer. Effective August 28, 2023, the Board approved an increase of Mr. Judd’s salary from $364,000 to $390,000. Effective August 29, 2022, the Board approved an increase of Mr. Judd’s annual base salary from $330,000 to $364,000. Mr. Judd serves as an at-will employee without a formal employment agreement.

Patrick Ryan. Under the terms of an Employment Agreement dated June 13, 2019, Patrick Ryan served in the capacity of Chief Retail Officer until the termination of the agreement on June 7, 2022. Subsequent to June 7, 2022, Mr. Ryan serves in the same capacity as an at-will employee without a formal employment agreement. In addition to a base salary, Mr. Ryan is paid a commission of 2.5% of the adjusted gross profit from the sale of certain of the Company’s products to the GNC franchise community. Effective August 29, 2022, the Board approved an increase of Mr. Ryan’s base salary from $135,000 to $145,000. Effective August 28, 2023, the Board approved an increase of Mr. Ryan’s base salary from $145,000 to $155,000.

Jakob York. Jakob York joined the Company as Chief Financial Officer on August 15, 2022 with an annual base salary of $200,000. Upon joining the Company, Mr. York also received options to acquire 10,000 shares with an exercise price of $15.65. One-fourth of the options vested immediately, with the remainder vesting in three equal annual installments thereafter. Effective August 28, 2023, the Board approved an increase of Mr. York’s salary from $200,000 to $215,000 and granted Mr. York additional options to acquire 2,000 shares of Common Stock at an exercise price of $18.15. One-fourth of the options vested immediately, with the remainder vesting in three equal annual installments thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that had not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2023:

	Grant date	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options	Option exercise price	Option expiration date

Dayton Judd	7/31/2018	221,400		-	-	$0.70	7/31/2028
Chief Executive Officer and Chairman	2/5/2021	72,000		-	-	$5.24	2/5/2026
	2/5/2021	56,000		-	-	$4.76	2/5/2031
Jakob York	8/15/2022	5,000	(1)	5,000	-	$15.65	8/15/2027
Chief Financial Officer	8/15/2023	500	(2)	1,500	-	$18.15	8/15/2028

(1)	One-fourth of the stock options vested on the grant date of August 15, 2022, with the remainder vesting in three equal annual installments thereafter, becoming fully vested on August 15, 2025.

(2)	One-fourth of the stock options vested on the grant date of August 15, 2023, with the remainder vesting in three equal annual installments thereafter, becoming fully vested on August 15, 2026.

Description of Equity Compensation Plan

The 2019 Omnibus Incentive Plan (the “2019 Plan”) was adopted by the Board on July 3, 2019, as approved by a majority of the Company’s stockholders at the annual meeting of stockholders on August 16, 2019. The 2019 Plan reserves for issuance 400,000 shares of the Company’s Common Stock as one of four types of equity incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) stock units. The 2019 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. Upon becoming effective, the Plan replaced, and no further awards were made under the Company’s 2010 Incentive Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:	484,428	$6.82	145,000

Compensation Committee Interlocks and Insider Participation

No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Director Compensation

We currently have five directors, four of whom are considered independent. Non-independent directors who are also employees of the Company do not receive compensation for their services as a director on the Board. Prior to November 8, 2023, each of our non-employee directors were entitled to receive $40,000 per annum for their services on the Board pursuant to the Company’s current director compensation plan, which compensation may be paid in cash, shares of Company Common Stock or a combination thereof, at the option of each individual director. Effective November 8, 2023, the compensation paid to our non-employee directors increased to $50,000 per annum.

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2023:

	Fees earned or paid in cash	Stock awards	Option awards	Total

Grant Dawson	$42,500	$-	$-	$42,500
Lewis Jaffe	$42,500	$-	$-	$42,500
Todd Ordal	$42,500	$-	$-	$42,500
Seth Yakatan	$42,500	$-	$-	$42,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding shares of our Common Stock beneficially owned as of April 18, 2024, by:

(i)	each of our officers and directors;

(ii)	all officers and directors as a group; and

(iii)
each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percent ownership is calculated based on 4,598,241 shares of our Common Stock outstanding at April 18, 2024.

Beneficial Ownership of our Common Stock

Name and address of owner (1)	Title of class	Number of shares owned	Percentage of class

Dayton Judd, Chair and Chief Executive Officer (2)	Common Stock	2,915,529	58.9%

Jakob York, Chief Financial Officer (3)	Common Stock	8,984	*

Patrick Ryan, Chief Retail Officer	Common Stock	10,544	*

Jenna Sinnett, Chief Operating Officer	Common Stock	5,600	*

Grant Dawson	Common Stock	76,428	1.7%

Lewis Jaffe	Common Stock	-	*

Todd Ordal	Common Stock	30,944	*

Seth Yakatan	Common Stock	-	*

All Officers and Directors as a group (seven persons)	Common Stock	3,048,029	61.5%

* Less than 1%

(1)	The address of each of the officers and directors is c/o FitLife Brands, Inc., 5214 S. 136th Street, Omaha, NE 68137.

(2)
Consists of 498,001 shares of Common Stock held by Mr. Judd personally, including shares in IRA accounts; 221,400 shares of Common Stock issuable upon the exercise of stock options at $0.70 per share, exercisable within 60 days of April 18, 2024; 72,000 shares of Common Stock issuable upon the exercise of stock options at $5.24 per share, exercisable within 60 days of April 18, 2024; 56,000 shares of Common Stock issuable upon the exercise of stock options at $4.76 per share, exercisable within 60 days of April 18, 2024; and 2,068,128 shares of Common Stock held by Sudbury Holdings, LLC.

(3)
Consists of 3,484 shares of Common Stock held by Mr. York in IRA accounts, 5,000 shares of Common Stock issuable upon the exercise of stock options at $15.65 per share exercisable within 60 days of April 18, 2024, and 500 shares of Common Stock issuable upon the exercise of stock options at $18.15 per share exercisable within 60 days of April 18, 2024.

Changes in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions between the Company and any of its directors, executive officers or any other related persons during the year ended December 31, 2023.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the year ended December 31, 2023 and 2022 was Weinberg & Company (“Weinberg”). Set forth below are the aggregate fees we were billed by Weinberg for professional services rendered for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Audit fees	$243,000	$148,000
Audit-related fees	6,000	4,000
Tax fees	-	-
All other fees	34,000	-
Total	$283,000	$152,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by an external consultant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees”, “audit-related fees”, and “tax fees”.

Audit Fees

For the fiscal year ended December 31, 2023 and 2022, audit fees were approximately $243,000 and $148,000 respectively.

Tax Fees

For the fiscal year ended December 31, 2023 and 2022, the Company did not retain Weinberg for any tax services.

All Other Fees

During the fiscal years ended December 31, 2023 and 2022, all other fees for other services were $34,000 and $0, respectively.

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

14.1**	FitLife Brands, Inc. Code of Business Conduct and Ethics.
16.3	Letter from Weaver and Tidwell, LLP dated October 17, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed October 18, 2022).
21*	List of Subsidiaries.
23.1**	Consent of Weinberg & Company, PA, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Previously filed in Original Filing.
**	Filed herewith.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	FitLife Brands, Inc.

Date: April 22, 2024	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)