Form 10-Q
period 2024-03-31
FITLIFE BRANDS, INC.
filed 2024-05-14
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, a total of 4,598,241 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2024

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$2,540	$1,139
Restricted cash	750	759
Accounts receivable, net of allowance of doubtful accounts of $18 and $17, respectively	2,269	2,046
Inventories, net of allowance for obsolescence of $139 and $162, respectively	8,869	9,091
Sales tax receivable	113	1,019
Prepaid expense and other current assets	451	639
Total current assets	14,992	14,693

Property and equipment, net	121	137
Right of use asset	96	121
Intangibles, net of amortization of $124 and $113, respectively	26,325	26,309
Goodwill	13,340	13,294
Deferred tax asset	612	792
TOTAL ASSETS	$55,486	$55,346

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$3,978	$3,261
Accrued expense and other liabilities	1,397	1,026
Income taxes payable	1,356	892
Product returns	524	571
Term loan – current portion	4,500	4,500
Lease liability - current portion	73	87
Total current liabilities	11,828	10,337

Term loan, net of current portion and unamortized deferred finance costs	11,894	15,509
Long-term lease liability, net of current portion	34	51
Deferred tax liability	2,353	2,413
TOTAL LIABILITIES	26,109	28,310

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.01 par value, 60,000 shares authorized; 4,598 issued and outstanding as of March 31, 2024 and December 31, 2023	46	46
Additional paid-in capital	30,801	30,699
Accumulated deficit	(1,257)	(3,417)
Foreign currency translation adjustment	(213)	(292)
TOTAL STOCKHOLDERS' EQUITY	29,377	27,036
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,486	$55,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023

Revenue	$16,549	$10,738
Cost of goods sold	9,262	6,330
Gross profit	7,287	4,408

OPERATING EXPENSE:
Selling, general and administrative	3,736	2,344
Merger and acquisition related expense	134	1,372
Depreciation and amortization	36	19
Total operating expense	3,906	3,735

OPERATING INCOME	3,381	673

OTHER EXPENSE (INCOME)
Interest income	(5)	(84)
Interest expense	414	98
Foreign exchange (gain) loss	5	82
Total other expense (income)	414	96

INCOME BEFORE INCOME TAX PROVISION	2,967	577

PROVISION FOR INCOME TAXES	807	421

NET INCOME	$2,160	$156

NET INCOME PER SHARE
Basic	$0.47	$0.03
Diluted	$0.43	$0.03
Basic weighted average common shares	4,598	4,483
Diluted weighted average common shares	5,030	4,935

COMPREHENSIVE INCOME:
NET INCOME	$2,160	$156
Foreign currency translation adjustment	79	-
Comprehensive income	$2,239	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Foreign currency translation
	Shares	Amount	capital	deficit	adjustment	Total

THREE MONTHS ENDED MARCH 31, 2024

JANUARY 1, 2024	4,598	$46	$30,699	$(3,417)	$(292)	$27,036
Stock-based compensation	-	-	102	-	-	102
Comprehensive income	-	-	-	-	79	79
Net income	-	-	-	2,160	-	2,160
MARCH 31, 2024	4,598	$46	$30,801	$(1,257)	$(213)	$29,377

THREE MONTHS ENDED MARCH 31, 2023

JANUARY 1, 2023	4,507	$45	$30,056	$(8,713)	$-	$21,388
Shares surrendered by former employee	(61)	(1)	1	-	-	-
Stock-based compensation	-	-	42	-	-	42
Comprehensive income	-	-	-	-	22	22
Net income	-	-	-	156	-	156
MARCH 31, 2023	4,446	$44	$30,099	$(8,557)	$22	$21,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,160	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	19
Allowance for doubtful accounts	1	(14)
Allowance for inventory obsolescence	(23)	2
Stock compensation expense	102	42
Amortization of deferred financing costs	10	1
Changes in operating assets and liabilities:
Accounts receivable - trade	(242)	(917)
Inventories	218	1,501
Deferred tax asset	180	251
Prepaid expense, other assets and sales tax receivable	1,067	(44)
Right of use asset	21	16
Accounts payable	727	(1,045)
Lease liability	(30)	(16)
Accrued liabilities, other liabilities and income taxes payable	856	289
Product returns	(47)	(9)
Net cash provided by operating activities	5,036	232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	-
Cash paid for acquisition of Mimi’s Rock Corp.	-	(17,099)
Net cash used in investing activities	(10)	(17,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loans	(3,625)	-
Borrowings on term loan	-	12,500
Net cash provided by (used in) financing activities	(3,625)	12,500

Foreign currency impact on cash	(9)	17

CHANGE IN CASH AND RESTRICTED CASH	1,392	(4,350)
CASH, BEGINNING OF PERIOD	1,898	13,277
CASH AND RESTRICTED CASH, END OF PERIOD	$3,290	$8,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands, except per share data)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products"); and (iv) MusclePharm.

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through approximately 16,000 retail locations, which include specialty, mass, and online. The Company distributes the MRC Products primarily online. MusclePharm’s products are sold to both wholesale customers as well as online directly to the end consumer.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant accounting policies are as follows:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar (USD). The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar (CAD). The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end-of-period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the period of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations denominated in a currency other than the functional currency of each subsidiary are included in the results of operations as incurred.

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

The Company accounts for revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

All products sold by the Company are distinct individual products and consist of nutritional supplements and wellness products. The products are offered for sale solely as finished goods, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the condensed consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer, (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

The Company disaggregates revenue into geographical regions and distribution channels. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue for the quarter ended March 31, 2024 was approximately 65% of net revenue, compared to 47% of net revenue during the same period in the prior year. Wholesale revenue for the quarter ended March 31, 2024 was approximately 35% of net revenue compared to 53% during the same period in the prior year.

Sales to customers in the United States were approximately 96% and 97% during the quarters ended March 31, 2024 and 2023, respectively, with the balance of sales being to customers primarily in Canada.

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

Customer and Vendor Concentration

Net sales to GNC during the three-month periods ended March 31, 2024 and 2023 represent 25% and 49% of total net revenue, respectively. Gross accounts receivable attributable to GNC as of March 31, 2024 and December 31, 2023 represent 28% and 30% of the Company’s total accounts receivable balance, respectively.

For the three months ended March 31, 2024, there were two vendors who accounted for 42% and 27% of the Company's inventory-related purchases. For the quarter ended March 31, 2023, there were two vendors who accounted for 49% and 18% of the Company's inventory-related purchases. As of March 31, 2024 and December 31, 2023, there was one vendor who accounted for 62% and 51% of the Company's consolidated accounts payable, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. The Company has approximately $750 in short-term interest-earning accounts pledged as collateral for financing arrangements that are currently limited to business credit cards. Subsequent to March 31, 2024, the Company reduced the scope of the arrangement for business credit cards in foreign jurisdictions, reducing the collateral pledged to $55 (approximately $75 CAD).

Leases

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

Management determined there were no indicators of impairment at March 31, 2024 or December 31, 2023. The Company will perform their next impairment analysis in December 2024.

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

Income Taxes

Provision for income taxes consists of current and deferred tax expense. Current tax expense is the expected tax payable on the taxable income for the year using tax rates enacted in the countries where the Company and its subsidiaries operate and generate taxable income. The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets may also result from unused losses and other deductions carried forward. An assessment of the probability that a deferred tax asset will be recovered is made prior to any deferred tax asset being recognized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized, or that future deductibility is uncertain.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 27.2% and 73.0% for the three months ended March 31, 2024 and 2023, respectively.

Net Income Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase Common Stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the Common Stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

	Three months ended March 31,
	2024	2023

Net income available to common shareholders	$2,160	$156
Weighted average common shares - basic	4,598	4,483
Dilutive effect of outstanding warrants and stock options	432	452
Weighted average common shares - diluted	5,030	4,935

Net income per common share:
Basic	$0.47	$0.03
Diluted	$0.43	$0.03

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying value of our notes payable approximate their fair value based on the market interest rates of these notes.

Segment

The Company operates in one segment, providing nutritional supplements and wellness products to health-conscious consumers. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”) The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a roll-forward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 on January 1, 2023, and there was no material impact on our financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASC 280”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

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

The total allowance for expiring, excess and slow-moving inventory items as of March 31, 2024 and December 31, 2023 amounted to $139 and $162, respectively. The Company’s inventories as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Finished goods	$8,125	$8,292
Components	883	961
Allowance for obsolescence	(139)	(162)
Total	$8,869	$9,091

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of March 31, 2024 and December 31, 2023 as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
Equipment	$965	$951
Accumulated depreciation	(844)	(814)
Total	$121	$137

Depreciation expense for the three months ended March 31, 2024 and 2023 was $26 and $9, respectively.

NOTE 6 – NOTES PAYABLE

Debt obligations consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Term loan A	$7,500	$10,625
Term loan B	9,000	9,500
Unamortized debt issuance costs	(106)	(116)
Total	$16,394	$20,009
Current	(4,500)	(4,500)
Long term	$11,894	$15,509

Credit Agreements – First Citizens Bank

On February 23, 2023, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Citizens Bank (the “Bank”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Previous Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12,500 (“Term Loan A”), and a revolving line of credit of $3,500 (the “Line of Credit”, and collectively with the Term Loans, the “Loan”). The Company used the proceeds from the Loan to fund the acquisition of MRC (discussed in further detail in Note 8) and for general working capital purposes.

Second Amended and Restated Credit Agreement

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the Bank, amending and restating the Credit Agreement between the Company and the Bank. Pursuant to the Amended Credit Agreement, the Bank provided the Company with an additional Term Loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 15, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of assets of MusclePharm (discussed in further detail in Note 9) and for general working capital purposes.

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

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of March 31, 2024.

As of March 31, 2024, the borrowings outstanding on the Term Loans and Line of Credit were $16,500 and $0, respectively. As of December 31, 2023, the borrowings outstanding on the Term Loans and Line of Credit were $20,125 and $0, respectively.

Maturities of the Company's Term Loans are as follows:

Year ending
2024 (9 months)	$3,375
2025	4,500
2026	4,500
2027	2,625
2028	1,500
Total term loan outstanding as of March 31, 2024	$16,500

NOTE 7 - EQUITY

The Company is authorized to issue 60.0 million shares of Common Stock, $0.01 par value per share, of which 4,598 shares of Common Stock were issued and outstanding as of March 31, 2024 and December 31, 2023.

Common Stock Issued for Services

In February 2021, the Company granted an officer an aggregate of 160 restricted share units (“RSUs”) with a fair value of $468. The Company did not record any stock compensation expense related to RSUs during the three months ended March 31, 2024 as the RSU’s fully vested in the prior year. The Company recorded $25 of stock compensation expense related to RSUs during the three months ended March 31, 2023.

Share Repurchase Program

On March 17, 2023, the Board approved the extension of the Company’s previously authorized share repurchase program, initially approved by the Board on August 16, 2019, as amended on September 23, 2019, November 6, 2019 and February 1, 2021 (“Share Repurchase Program”). Under the extended and amended Share Repurchase Program, the Board authorized management to repurchase up to $5,000 of the Company's Common Stock over a period of 24 months, at a purchase price equal to the fair market value of the Company's Common Stock on the date of purchase, with the exact date and amount of such purchases to be determined by management (the “2023 Share Repurchase Program”).

During the three months ended March 31, 2024 and 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of March 31, 2024, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Shares Surrendered by Former Employee

During the first quarter of 2023, the Company settled a dispute with a former employee. As a result of the settlement, the former employee forfeited 61.2 shares of Common Stock to the Company for no consideration, which shares were then immediately cancelled.

Options

Information regarding options outstanding as of March 31, 2024 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)
Outstanding, December 31, 2023	484	$6.82	4.5
Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2024	484	$6.82	4.3

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price

$0.70	-	5.24	349	4.2	$2.29	349	$2.29
$11.55	-	19.20	135	4.4	$18.56	52	$17.92
			484	4.3	$6.82	401	$4.31

The closing stock price for the Company’s stock on March 28, 2024 was $23.81, resulting in an intrinsic value of outstanding options of $8,228.

During the three-month periods ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $102 and $17, respectively, related to stock options. As of March 31, 2024 there is $638 of unamortized compensation expense related to stock options.

NOTE 8 – ACQUISITION OF MIMI’S ROCK CORP

On February 28, 2023, the Company acquired all the equity interest of Mimi’s Rock Corp. ("MRC") with the purchase price of $17,099. MRC is headquartered in Oakville, Ontario, Canada.

The Company accounted for the acquisition as a business combination under ASC 805, Business Combinations (“ASC 805”). As a result of the MRC acquisition, the Company recorded intangible assets – brands of $7,630 and goodwill of $12,764. The goodwill recognized is primarily attributable to anticipated synergies from future growth. The intangible assets, which consist of brands, is not amortized but will be tested for impairment on an annual basis. Goodwill is also not amortized but will be tested for impairment on an annual basis.

The purchase was intended to augment and diversify the Company’s product offerings and lineup. Key factors that contributed to the recorded intangible assets and goodwill were the opportunity to complement existing operations of the Company and the opportunity to generate future synergies within the nutritional supplement and wellness business.

Pro Forma Condensed Combined Financial Information (Unaudited, in thousands)

The following presents the Company’s unaudited pro forma financial information for the quarters ended March 31, 2024 and 2023, respectively, giving effect to the acquisition of MRC as if it had occurred at January 1, 2023. Included in the pro forma information are adjustments to (1) recognize transaction-related costs related to the acquisition of MRC and fair value adjustment to inventory acquired during the quarter ended March 31, 2023, (2) remove the interest costs from MRC’s debt prior to the closing of the acquisition, and (3) recognize interest expense based on the projected balance of the Term Loan A for the respective periods presented for this pro forma.

Three months ended
March 31, 2023

Revenue	$15,793
Net income	$1,293
Net income per share	$0.26

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

MRC revenue for the three months ended March 31, 2024 was $7,493. MRC revenue for the period from February 28, 2023 to March 31, 2023 was $2,639.

NOTE 9. ACQUISITION OF MUSCLEPHARM ASSETS

On October 10, 2023, the Company acquired substantially all of the assets and assumed none of the liabilities other than de minimus cure costs relating to certain assumed contracts of MusclePharm through an asset purchase transaction under Section 363 of the U.S. Bankruptcy Code. Total consideration for the acquisition, including legal expense, amounted to $18,788.

The Company accounted for the transaction as an asset acquisition under ASC 805. The assets acquired consist of indefinite life intellectual property – brands with an estimated value of $18,593 – and inventory of $195. The intangible assets, which consist of brands, is not amortized but will be tested for impairment on an annual basis.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our Common Stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the condensed consolidated financial statements and disclosures through the date the condensed consolidated financial statements were issued and determined that no subsequent events occurred that were reasonably expected to impact the condensed consolidated financial statements presented herein.

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

Overview

FitLife Brands, Inc. (the “Company”) is a provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products"); and (iv) MusclePharm.

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the United States. The iSatori Products are sold through approximately 16,000 retail locations, which include specialty, mass, and online.  The Company distributes the MRC Products primarily online.  MusclePharm’s products are sold to wholesale customers as well as online directly to the end consumer.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Developments

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC. Total consideration for the acquisition of MRC was $17,099, of which $12,500 was funded using proceeds from a new term loan and $4,599 from the Company’s available cash. See Note 8 to the financial statements for additional disclosure regarding the acquisition of MRC.

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

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	Three months ended
	March 31, 2024	March 31, 2023	Change ($)	Change (%)
	(Unaudited)
Revenue	$16,549	$10,738	$5,811	54%
Cost of goods sold	9,262	6,330	2,932	46%
Gross profit	7,287	4,408	2,879	65%
Selling, general and administrative expenses	3,736	2,344	1,392	59%
Merger and acquisition-related costs	134	1,372	(1,238)	(90)%
Depreciation and amortization	36	19	17	89%
Total operating expenses	3,906	3,735	171	5%
Operating income	3,381	673	2,708	402%
Other expense, net	414	96	318	331%
Provision for income tax	807	421	386	92%
Net income	$2,160	$156	$2,004	1,258%

Revenue.  Revenue for the three months ended March 31, 2024 increased 54% to $16,549 as compared to $10,738 for the three months ended March 31, 2023. The increase in revenue for the three months ended March 31, 2024 compared to the prior period is due to the acquisition of MRC and the MusclePharm assets, partially offset by a decline in legacy FitLife revenue. MRC was acquired February 28, 2023, and as such only one month of revenue was included in the Company’s financial statements for the three months ended March 31, 2023.

Legacy FitLife revenue for the three months ended March 31, 2024 was $6,961, a 14% decrease compared to the previous year, driven by a 21% decline in wholesale revenue partially offset by a 3% increase in online revenue.

MRC revenue for the three months ended March 31, 2024 was $7,493. MRC revenue for the period from February 28, 2023 to March 31, 2023 was $2,639.

During the three months ended March 31, 2024, MusclePharm generated revenue of $2.1 million, of which approximately half was generated from wholesale customers and half from online sales.

Online revenue and wholesale revenue for the quarter ended March 31, 2024 were approximately 65% and 35% of total net revenue, respectively.  Online revenue and wholesale revenue for the quarter ended March 31, 2023 were approximately 47% and 53% of net revenue, respectively. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales and the acquisitions of MRC and the MusclePharm assets, which were consummated in the first and fourth quarters of fiscal 2023, respectively.

Sales to customers in the United States were approximately 96% and 97% during the quarters ended March 31, 2024 and 2023, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2024 increased to $9,262 as compared to $6,330 for the three months ended March 31, 2023. This 46% increase is primarily due to an increase in revenue attributable to the acquisition of MRC.

Gross Profit.  Gross profit for the three months ended March 31, 2024 increased to $7,287 as compared to $4,408 for the three months ended March 31, 2023. The increase in gross profit is principally attributable to higher MRC gross profit as well as incremental gross profit from MusclePharm.

Gross Margin. Gross margin for the three months ended March 31, 2024 increased to 44.0% from 41.1% for the comparable prior period. The increase in gross margin is primarily attributable to higher margins from MRC due to sales mix as well as the amortization of the fair value step-up to MRC inventory acquired in the first quarter of 2023. Excluding the $110 impact of the step-up amortization, gross margin would have been 42.1% during the quarter ended March 31, 2023.

Selling, General and Administrative Expense. SG&A expense for the three months ended March 31, 2024 increased to $3,736 as compared to $2,344 for the three months ended March 31, 2023. The increase was primarily due to the full-quarter impact of MRC SG&A expense.

Merger and Acquisition-Related Costs. Merger and acquisition-related costs decreased to $134 during the quarter ended March 31, 2024 compared to $1,372 for the same period of 2023, driven primarily by transaction costs related to the MRC acquisition in the first quarter of 2023.

Net Income.  We generated net income of $2,160 for the three-month period ended March 31, 2024 as compared to net income of $156 for the three months ended March 31, 2023. The increase in net income for the three-month period ended March 31, 2024 compared to the same period in 2023 was primarily attributable to higher revenue and gross profit for MRC, as well as the reduction in acquisition-related costs due to the MRC acquisition that closed during the first three months of 2023.

Non-GAAP Measures

The financial presentation below contains certain financial measures not in accordance with GAAP, defined by the SEC as “non-GAAP financial measures”, including non-GAAP earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and adjusted non-GAAP EBITDA. These measures may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in this Quarterly Report in accordance with GAAP.

As presented below, non-GAAP EBITDA excludes interest, foreign exchange gains and losses, income taxes, and depreciation and amortization. Adjusted non-GAAP EBITDA excludes, in addition to interest, taxes, depreciation and amortization, stock-based compensation, merger and acquisition related expense and non-recurring expense. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	For the three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Net income	$2,160	$156
Interest expense	414	98
Interest income	(5)	(84)
Provision for income taxes	807	421
Depreciation and amortization	36	19
EBITDA	3,412	610
Non-cash and non-recurring adjustments
Stock compensation expense	102	42
Merger and acquisition related expense	134	1,372
Amortization of inventory step-up	-	110
Non-recurring loss on foreign currency forward	-	112
Adjusted EBITDA	$3,648	$2,246

Liquidity and Capital Resources

As of March 31, 2024, the Company had positive working capital of $3,164, compared to $4,356 at December 31, 2023. Our principal sources of liquidity at March 31, 2024 consisted of $3,290 of cash and $2,269 of accounts receivable. The decrease in working capital is principally attributable to a voluntary paydown of $2,500 on the Term Loans as well as the scheduled amortization payment of $1,125, offset by positive operating cash flows during the three months ended March 31, 2024.

On September 24, 2019, the Company entered into a line of credit agreement with Mutual of Omaha Bank (the “Lender”), subsequently acquired by CIT Bank N.A., then acquired by First Citizens Bank & Trust Company, providing the Company with a $2.5 million revolving line of credit (the “Line of Credit”). The Line of Credit allows the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the maturity date, or unless renewed at maturity upon approval by the Company’s Board and the Lender. The Line of Credit is secured by all assets of the Company.

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

On February 23, 2023, the Company and the Lender amended the Line of Credit Agreement (the “Credit Agreement”) providing the Company with a term loan for the principal amount of $12.5 million (“Term Loan A”). All other terms of the Credit Agreement remain unchanged. All of the proceeds from Term Loan A were used for the acquisition of MRC.

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the Bank, amending and restating the Credit Agreement between the Company and the Bank. Pursuant to the Amended Credit Agreement, the Bank provided the Company with an additional term loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 15, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets.

The Term Loans accrue interest at an annual rate of the one-month SOFR rate plus 2.75%, and principal plus accrued interest will be payable quarterly beginning June 10, 2023 in amounts sufficient to fully amortize the Term Loans through February 28, 2028 in the case of Term Loan A and through October 10, 2028 in the case of Term Loan B. The Company may prepay amounts borrowed under the Term Loans, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, as defined in the Amended Credit Agreement, among other things, interest will accrue at the applicable rate plus 2% per annum, and the Bank may declare all Obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of March 31, 2024.

As of March 31, 2024, the borrowings outstanding on the Term Loans and the Line of Credit were $16,500 and $0, respectively.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company currently anticipates that cash derived from operations and existing cash reserves, along with available borrowings under the Line of Credit, will be sufficient to provide for the Company’s liquidity for the next twelve months.

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

Cash Provided by Operating Activities.  Cash provided by operating activities for the three months ended March 31, 2024 was $5,036 compared to cash provided by operations of $232 for the three months ended March 31, 2023. The increase in cash provided by operating activities was driven primarily by the acquisition of MRC, which was largely offset by transaction-related costs and other payables and expenses that were accrued at MRC at the time of the acquisition.

Cash Used in Investing Activities. Cash used in investing activities for the three months ended March 31, 2024 and 2023 was $10 and $17,099, respectively. The Company used $10 for purchases of property and equipment in the three months ended March 31, 2024. During the three-month period ended March 31, 2023, the Company paid $17,099 to acquire MRC.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities for the three months ended March 31, 2024 was $3,625 compared to cash provided by financing activities of $12,500 during the three months ended March 31, 2023.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expense, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to the useful life of the assets. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our condensed consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. For a more detailed discussion of the accounting policies of the Company, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, “Summary of Significant Accounting Policies”.

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

Goodwill

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, we review goodwill and indefinite lived intangible assets for impairment at least annually or whenever events or circumstances indicate a potential impairment. Our impairment testing is performed annually at December 31 (our fiscal year end). Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

Management concluded that a triggering event did not occur during the three months ended March 31, 2024. We will continue to review for impairment indicators as necessary in future periods.

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

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording platform fees paid to Amazon as an expense or as a reduction of revenue. The Company records platform fees paid to Amazon for distribution of Company products to cost of goods sold in the condensed consolidated statements of income and comprehensive income. Platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer,   (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees for Amazon are recorded in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.

The Company disaggregates revenue into geographical regions and distribution channels.  The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the three months ended March 31, 2024 was approximately 65% of net revenue, compared to 35% for the wholesale channel for the same period.  Online revenue during the quarter ended March 31, 2023 was 47% of net revenue compared to 53% for the wholesale channel during the same period in 2023.

Sales to customers in the United States were approximately 96% and 97% during the quarters ended March 31, 2024 and 2023, respectively, with the balance of sales being to customers primarily in Canada.

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

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Amended Credit Agreement (which includes the Term Loans as well as our Line of Credit), and our investments in short-term financial instruments. As of March 31, 2024, the Company had $16,500 outstanding on the Term Loans and $0 under its Line of Credit.

Investments of our cash balances in both fixed-rate and floating-rate interest-earning instruments carry some interest rate risk. The fair value of fixed-rate securities may fall due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income will vary due to changes in interest rates and we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2024 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c.	Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our Common Stock, any of our subsidiaries or of the Company’s or our subsidiaries’ directors or officers in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our comprehensive Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024. Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2023.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2024.

ITEM 5. OTHER INFORMATION

In the three months ended March 31, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant	FitLife Brands, Inc.

Date: May 14, 2024	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: May 14, 2024	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)