Form 10-Q
period 2024-06-30
FITLIFE BRANDS, INC.
filed 2024-08-14
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, a total of 4,598,241 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$3,680	$1,139
Restricted cash	55	759
Accounts receivable, net of allowance of doubtful accounts of $18 and $17, respectively	2,498	2,046
Inventories, net of allowance for obsolescence of $69 and $162, respectively	9,779	9,091
Sales tax receivable	111	1,019
Prepaid expense and other current assets	911	639
Total current assets	17,034	14,693

Property and equipment, net	106	137
Right of use asset	73	121
Intangibles, net of amortization of $134 and $113, respectively	26,308	26,309
Goodwill	13,108	13,294
Deferred tax asset	682	792
TOTAL ASSETS	$57,311	$55,346

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$4,309	$3,261
Accrued expense and other liabilities	1,082	1,026
Income taxes payable	1,844	892
Product returns	530	571
Term loan – current portion	4,500	4,500
Lease liability - current portion	58	87
Total current liabilities	12,323	10,337

Term loan, net of current portion and unamortized deferred finance costs	10,778	15,509
Long-term lease liability, net of current portion	25	51
Deferred tax liability	2,329	2,413
TOTAL LIABILITIES	25,455	28,310

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.01 par value, 60,000 shares authorized; 4,598 issued and outstanding as of June 30, 2024 and December 31, 2023	46	46
Additional paid-in capital	30,902	30,699
Retained earnings (accumulated deficit)	1,371	(3,417)
Foreign currency translation adjustment	(463)	(292)
TOTAL STOCKHOLDERS' EQUITY	31,856	27,036
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,311	$55,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023

Revenue	$16,930	$14,760	$33,479	$25,498
Cost of goods sold	9,350	8,795	18,612	15,125
Gross profit	7,580	5,965	14,867	10,373

OPERATING EXPENSE:
Advertising and marketing	1,326	1,457	2,554	2,084
Selling, general and administrative	2,528	1,786	5,036	3,502
Merger and acquisition related	24	115	158	1,487
Depreciation and amortization	27	23	63	42
Total operating expense	3,905	3,381	7,811	7,115

OPERATING INCOME	3,675	2,584	7,056	3,258

OTHER EXPENSE (INCOME)
Interest income	(17)	(66)	(22)	(150)
Interest expense	345	251	759	349
Foreign exchange (gain) loss	(10)	(200)	(5)	(117)
Total other expense (income)	318	(15)	732	82

INCOME BEFORE INCOME TAX PROVISION	3,357	2,599	6,324	3,176

PROVISION FOR INCOME TAXES	729	635	1,536	1,056

NET INCOME	$2,628	$1,964	$4,788	$2,120

NET INCOME PER SHARE
Basic	$0.57	$0.44	$1.04	$0.47
Diluted	$0.53	$0.40	$0.97	$0.43
Basic weighted average common shares	4,598	4,446	4,598	4,464
Diluted weighted average common shares	4,950	4,887	4,931	4,906

COMPREHENSIVE INCOME:
NET INCOME	$2,628	$1,964	$4,788	$2,120
Foreign currency translation adjustment	(250)	247	(171)	269
Comprehensive income	$2,378	$2,211	$4,617	$2,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Foreign currency translation
	Shares	Amount	capital	deficit)	adjustment	Total

THREE MONTHS ENDED JUNE 30, 2024

APRIL 1, 2024	4,598	$46	$30,801	$(1,257)	$(213)	$29,377
Stock-based compensation	-	-	101	-	-	101
Comprehensive income	-	-	-	-	(250)	(250)
Net income	-	-	-	2,628	-	2,628
JUNE 30, 2024	4,598	$46	$30,902	$1,371	$(463)	$31,856

SIX MONTHS ENDED JUNE 30, 2024

JANUARY 1, 2024	4,598	$46	$30,699	$(3,417)	$(292)	$27,036
Stock-based compensation	-	-	203	-	-	203
Comprehensive income	-	-	-	-	(171)	(171)
Net income	-	-	-	4,788	-	4,788
JUNE 30, 2024	4,598	$46	$30,902	$1,371	$(463)	$31,856

THREE MONTHS ENDED JUNE 30, 2023

APRIL 1, 2023	4,446	$44	$30,099	$(8,557)	$22	$21,608
Stock-based compensation	-	-	31	-	-	31
Comprehensive income	-	-	-	-	247	247
Net income	-	-	-	1,964	-	1,964
JUNE 30, 2023	4,446	$44	$30,130	$(6,593)	$269	$23,850

SIX MONTHS ENDED JUNE 30, 2023

JANUARY 1, 2023	4,507	$45	$30,056	$(8,713)	$-	$21,388
Shares surrendered by former employee	(61)	(1)	-	-	-	(1)
Stock-based compensation	-	-	74	-	-	74
Comprehensive income	-	-	-	-	269	269
Net income	-	-	-	2,120	-	2,120
JUNE 30, 2023	4,446	$44	$30,130	$(6,593)	$269	$23,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,788	$2,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	42
Allowance for doubtful accounts	1	(17)
Allowance for inventory obsolescence	(93)	15
Stock-based compensation	203	74
Amortization of deferred financing costs	19	5
Changes in operating assets and liabilities:
Accounts receivable - trade	(480)	(429)
Inventories	(641)	1,164
Deferred tax asset	110	503
Prepaid expense, other current assets and sales tax receivable	770	(472)
Right-of-use asset	45	38
Accounts payable	1,064	(1,611)
Lease liability	(53)	(39)
Accrued expense, other liabilities and income taxes payable	851	401
Product returns	(41)	-
Net cash provided by operating activities	6,606	1,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(54)
Cash paid for acquisition of Mimi’s Rock Corp.	-	(17,099)
Net cash used in investing activities	(10)	(17,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loans	(4,750)	(625)
Proceeds from term loans	-	12,500
Net cash provided by (used in) financing activities	(4,750)	11,875

Foreign currency impact on cash	(9)	40

CHANGE IN CASH AND RESTRICTED CASH	1,837	(3,444)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,898	13,277
CASH AND RESTRICTED CASH, END OF PERIOD	$3,735	$9,833

Supplemental cash flow disclosure
Cash paid for income taxes	$517	$241
Cash paid for interest, net of amounts capitalized	$761	$213

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the U.S. The iSatori Products are sold through approximately 16,000 retail locations, which include specialty and mass, as well as online directly to the end consumer. The Company distributes the MRC Products primarily online through e-commerce platforms, such as Amazon, directly to the end consumer. MusclePharm’s products are sold to both wholesale customers as well as online through various e-commerce platforms directly to the end consumer.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Significant accounting policies are as follows:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar (“USD”). The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar (“CAD”). The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using end-of-period exchange rates. Changes in reported amounts of assets and liabilities of foreign subsidiaries that occur as a result of changes in exchange rates between foreign subsidiaries’ functional currencies and the U.S. dollar are included in foreign currency translation adjustment. Foreign currency translation adjustment is included as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets. Revenue and expense transactions use an average rate prevailing during the period of the related transaction. Transaction gains and losses that arise from exchange rate fluctuations denominated in a currency other than the functional currency of each subsidiary are included in the results of operations as incurred.

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

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the condensed consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer, (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in advertising expense in the condensed consolidated statements of income and comprehensive income.

The Company disaggregates revenue into geographical regions and distribution channels. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the three months ended June 30, 2024 and 2023 was approximately 66% and 67% of net revenue, respectively, compared to 34% and 33% for the wholesale channel for the same periods.  Online revenue during the six months ended June 30, 2024 and 2023 was approximately 66% and 58% of net revenue, compared to 34% and 42% for the wholesale channel for the same period.

Sales to customers in the U.S. were approximately 96% and 93% during the three months ended June 30, 2024 and 2023, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada. Sales to customers in the U.S. were approximately 96% and 95% during the six months ended June 30, 2024 and 2023, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

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

For direct-to-consumer sales, the Company allows for returns within 30 days of purchase. Our wholesale customers, such as GNC, may return purchased products to the Company under certain circumstances, which include expired or soon-to-be-expired products located in GNC corporate stores or at any of its distribution centers, and products that are subject to a recall or that contain an ingredient or ingredients that are subject to a recall by the U.S. Food and Drug Administration (“FDA”).

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

Customer and Vendor Concentration

Net sales to GNC during the three-month periods ended June 30, 2024 and 2023 represent 23% and 29% of total net revenue, respectively. Net sales to GNC during the six-month periods ended June 30, 2024 and 2023 represent 24% and 37% of total net revenue, respectively. Gross accounts receivable attributable to GNC represented 16% and 30% of the Company’s total accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, there was one vendor who accounted for more than 10% of the Company's consolidated accounts payable. During the six months ended June 30, 2024 and 2023, there were two vendors who each accounted for over 10% of the Company’s inventory-related purchases.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. The Company has approximately $55 in short-term interest-earning accounts pledged as collateral for financing arrangements at June 30, 2024, currently limited to business credit cards.

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

As the Company uses the market approach to determine fair value of the reporting unit, the price of its Common Stock is an important component of the fair value calculation. If the Company’s stock price experiences significant price fluctuations, this will impact the fair value of the reporting unit, which can lead to potential impairment in future periods.

Management determined there were no indicators of impairment at June 30, 2024 or December 31, 2023. The Company will perform its next impairment analysis in December 2024.

Intangible Assets

The Company has certain intangible assets that were recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of client relationships, formulations, and website. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life.  Intangible assets with indefinite lives, which consist of brands and trademarks, are not amortized but are tested for impairment annually or when indicators of impairment exist. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.  The Company noted no indicators of impairment for intangible assets as of June 30, 2024, and December 31, 2023.

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

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 24% and 33% for the six months ended June 30, 2024 and 2023, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net income available to common shareholders	$2,628	$1,964	$4,788	$2,120
Weighted average common shares - basic	4,598	4,446	4,598	4,464
Dilutive effect of outstanding warrants and stock options	352	441	333	442
Weighted average common shares - diluted	4,950	4,887	4,931	4,906

Net income per common share:
Basic	$0.57	$0.44	$1.04	$0.47
Diluted	$0.53	$0.40	$0.97	$0.43

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

Reclassifications

Certain reclassifications have been made in the Company’s financial statements.  Advertising and marketing expense for the three and six months ended June 30, 2023 were previously reported as part of selling, general and administrative expense.  Advertising and marketing expense is now segregated and reported separately in the accompanying statement of income and comprehensive income to conform to current period presentation.  These reclassifications had no impact on earnings or stockholders’ equity.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASC 280”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The adoption of this standard did not have a material impact on its results of operations, financial position or cash flows.

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

The Company recognizes an allowance for obsolescence for expiring, excess, and slow-moving inventory. To calculate the allowance, the Company analyzes sales projections for each stock-keeping unit (“SKU”) relative to the remaining shelf life of the product. The value of any finished goods inventory projected to expire prior to sale is included in the allowance.

The total allowance for expiring, excess and slow-moving inventory items as of June 30, 2024 and December 31, 2023 amounted to $69 and $162, respectively. The Company’s inventories as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
Finished goods	$8,863	$8,292
Components	985	961
Allowance for obsolescence	(69)	(162)
Total	$9,779	$9,091

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of June 30, 2024 and December 31, 2023 as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
Equipment	$965	$954
Accumulated depreciation	(859)	(817)
Total	$106	$137

Depreciation expense for the three months ended June 30, 2024 and 2023 was $16 and $13, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $42 and $22, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)
Term loans	$15,375	$20,125
Unamortized debt issuance costs	(97)	(116)
Total	$15,278	$20,009
Current	(4,500)	(4,500)
Long term	$10,778	$15,509

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

Pursuant to the Amended Credit Agreement, the Term Loans accrue interest at a per annum rate equal to 2.75% above the one-month secured overnight financing rate published for such day by the Federal Reserve Bank of New York; and the Company shall make payments on March 10th, June 10th, September 10th, and December 10th of each calendar year, of principal plus accrued interest on the Term Loans in amounts sufficient to fully amortize Term Loan A through February 28, 2028 and Term Loan B through October 10, 2028. During the first quarter of 2024, the Company made an advance payment on Term Loan A of $2,500, and as such, Term Loan A will fully amortize in February 2027. Also pursuant to the Amended Credit Agreement, outstanding advances under the Line of Credit (“Advances”) will accrue interest at the Applicable Rate and the Company will pay the interest on the Advances monthly, with all principal and any accrued interest on outstanding Advances being due and payable in full on the Line of Credit maturity date. The Company may prepay amounts borrowed under the Loan, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, the borrowings outstanding on the Term Loans and Line of Credit were $15,375 and $0, respectively. As of December 31, 2023, the borrowings outstanding on the Term Loans and Line of Credit were $20,125 and $0, respectively.

NOTE 7 - EQUITY

The Company is authorized to issue 60,000 shares of Common Stock, $0.01 par value per share, of which 4,598 shares of Common Stock were issued and outstanding as of June 30, 2024 and December 31, 2023.

Common Stock Issued for Services

In February 2021, the Company granted an officer an aggregate of 160 restricted share units (“RSUs”) with a fair value of $468, which was amortized to stock-based compensation over its vesting term. The Company did not record any stock-based compensation related to RSUs during the three or six months ended June 30, 2024. The Company recorded $5 and $31 of stock-based compensation related to RSUs during the three and six months ended June 30, 2023, respectively.

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

During the six months ended June 30, 2024 and 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of June 30, 2024, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Options

Information regarding options outstanding as of June 30, 2024 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)
Outstanding, December 31, 2023	484	$6.82	4.5
Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, June 30, 2024	484	$6.82	4.0

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price

$0.70	-	5.24	349	4.0	$2.29	349	$2.29
$11.55	-	19.20	135	4.1	$18.56	52	$17.92
			484	4.0	$6.82	401	$4.31

The closing stock price for the Company’s stock on June 28, 2024 was $33.30, resulting in an intrinsic value of outstanding options of $12,825.

During the three-month periods ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $101 and $26, respectively, related to stock options. During the six-month periods ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $203 and $43, respectively, related to stock options. As of June 30, 2024 there is $537 of unamortized stock-based compensation related to stock options.

NOTE 8 – ACQUISITION OF MIMI’S ROCK CORP

On February 28, 2023, the Company acquired all the equity interests of Mimi’s Rock Corp. ("MRC") for the purchase price of $17,099. MRC is headquartered in Oakville, Ontario, Canada.

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

Pro Forma Condensed Combined Financial Information (Unaudited, in thousands)

The following presents the Company’s unaudited pro forma financial information for the three and six months ended June 30, 2023, giving effect to the acquisition of MRC as if it had occurred at January 1, 2023. Included in the pro forma information are adjustments to (1) remove non-recurring transaction-related costs related to the acquisition of MRC, (2) remove the interest costs from MRC’s debt prior to the closing of the acquisition, and (3) recognize interest expense based on the projected balance of the Term Loan A for the respective periods presented for this pro forma.

Six months ended
June 30, 2023

Revenue	$30,553

Net income	$3,390

Diluted net income per share	$0.68

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

MRC revenue for the three months ended June 30, 2024 and 2023 was $7,461 and $7,627, respectively. MRC revenue for the six months ended June 30, 2024 was $14,954, and was $10,266 for the period from February 28, 2023 (the acquisition date) to June 30, 2023.

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

The Company accounted for the transaction as an asset acquisition under ASC 805. The assets acquired consist of indefinite life intellectual property – brands with an estimated value of $18,593 – and inventory of $195. The intangible assets, which consist of brands, are not amortized but will be tested for impairment on an annual basis.

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

NOTE 11 – SUBSEQUENT EVENTS

On July 19, 2024, the Company amended and extended the existing lease agreement for its headquarters in Omaha, Nebraska. The amended lease agreement extends the lease term for an additional six years (72 months), commencing on October 1, 2024 through September 30, 2030. The terms and conditions of the lease extension are substantially similar to the original lease agreement. As a result of the lease extension, the right-of-use asset and lease liability will be remeasured and are expected to be between $380 and $400.

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

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the U.S. The iSatori Products are sold through approximately 16,000 retail locations, which include specialty, mass, and online.  The Company distributes the MRC Products primarily online.  MusclePharm’s products are sold to wholesale customers as well as online directly to the end consumer.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Acquisitions

Acquisition of Mimi’s Rock Corp

On December 4, 2022, the Company entered into an Arrangement Agreement with Mimi’s Rock Corp. (“MRC”), pursuant to which the Company agreed to acquire MRC. On February 28, 2023, the Company completed the acquisition of MRC. Total consideration for the acquisition of MRC was $17,099, of which $12,500 was funded using proceeds from a term loan provided by First Citizens Bank with the remainder funded from the Company’s available cash. See Note 8 to the financial statements for additional disclosure regarding the acquisition of MRC.

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

Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

	Three months ended
	June 30, 2024	June 30, 2023	Change ($)	Change (%)
	(Unaudited)
Revenue	$16,930	$14,760	$2,170	15%
Cost of goods sold	9,350	8,795	555	6%
Gross profit	7,580	5,965	1,615	27%
Gross margin	44.8%	40.4%	n/m	4.4%
Advertising and marketing	1,326	1,457	(131)	(9)%
Selling. general and administrative (“SG&A”)	2,528	1,786	742	42%
Merger and acquisition related	24	115	(91)	(79)%
Depreciation and amortization	27	23	4	17%
Total operating expense	3,905	3,381	524	15%
Operating income	3,675	2,584	1,091	42%
Other expense (income), net	318	(15)	333	n/m %
Provision for income tax	729	635	94	15%
Net income	2,628	$1,964	$664	34%

Revenue.  Revenue for the three months ended June 30, 2024 increased 15% to $16,930 as compared to $14,760 for the three months ended June 30, 2023. The increase in revenue for the three months ended June 30, 2024 compared to the prior period is primarily due to the acquisition of the MusclePharm assets, which were acquired on October 10, 2023, partially offset by a decline in legacy FitLife revenue.

Legacy FitLife revenue for the three months ended June 30, 2024 was $6,802, a 5% decrease compared to the previous year, driven by a 10% decline in wholesale revenue partially offset by a 7% increase in online revenue.

MRC revenue for the three months ended June 30, 2024 was $7,461, a 2% decrease compared to the previous year.

During the three months ended June 30, 2024, MusclePharm generated revenue of $2,667, of which approximately half was generated from wholesale customers and half from online sales.

Online revenue and wholesale revenue for the quarter ended June 30, 2024 were approximately 66% and 34% of total net revenue, respectively.  Online revenue and wholesale revenue for the quarter ended June 30, 2023 were approximately 67% and 33% of net revenue, respectively. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales and the acquisition of the MusclePharm assets, which was consummated in the fourth quarter of fiscal 2023.

Sales to customers in the U.S. were approximately 96% and 93% during the quarters ended June 30, 2024 and 2023, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2024 increased to $9,350 as compared to $8,795 for the three months ended June 30, 2023. This 6% increase is primarily due to an increase in revenue attributable to the acquisition of the MusclePharm assets, partially offset by lower legacy FitLife sales.

Gross Profit.  Gross profit for the three months ended June 30, 2024 increased to $7,580 as compared to $5,965 for the three months ended June 30, 2023. The increase in gross profit is principally attributable to higher MRC gross profit as well as incremental gross profit from MusclePharm.

Gross Margin. Gross margin for the three months ended June 30, 2024 increased to 44.8% from 40.4% for the comparable prior period. The increase in gross margin is primarily attributable to higher margins from MRC as well as the amortization of the fair value step-up to MRC inventory acquired in the first quarter of 2023. Excluding the $213 impact of the step-up amortization, gross margin would have been 41.9% during the quarter ended June 30, 2023.

Advertising and marketing. Advertising and marketing expense for the three months ended June 30, 2024 decreased to $1,326 as compared to $1,457 for the same period of the prior year. The 9% decrease is the result of targeted efforts to rationalize the Company’s advertising spend on less effective advertising campaigns.

SG&A. SG&A expense for the three months ended June 30, 2024 increased to $2,528 as compared to $1,786 for the three months ended June 30, 2023. The increase was due to increased product testing costs required by Amazon, as well as increased professional fees and headcount additions made subsequent to the acquisition of the MusclePharm assets.

Merger and acquisition related. Merger and acquisition related expense decreased to $24 during the quarter ended June 30, 2024 compared to $115 for the same period of 2023, driven primarily by transaction costs related to the MRC acquisition in the second quarter of 2023.

Net Income.  We generated net income of $2,628 for the three months ended June 30, 2024 as compared to net income of $1,964 for the three months ended June 30, 2023. The increase in net income for the three months ended June 30, 2024 compared to the same period in 2023 was primarily attributable to incremental revenue and gross profit from MusclePharm, higher gross profit from MRC, as well as reduction in advertising and marketing and acquisition-related expense.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

	Six months ended
	June 30, 2024	June 30, 2023	Change ($)	Change (%)
	(Unaudited)
Revenue	$33,479	$25,498	$7,981	31%
Cost of goods sold	18,612	15,125	3,487	23%
Gross profit	14,867	10,373	4,494	43%
Gross margin	44.4%	40.7%	n/m	3.7%
Advertising and marketing	2,554	2,084	470	23%
Selling, general and administrative (“SG&A”)	5,036	3,502	1,534	44%
Merger and acquisition related	158	1,487	(1,329)	(89)%
Depreciation and amortization	63	42	21	50%
Total operating expense	7,811	7,115	696	10%
Operating income	7,056	3,258	3,798	117%
Other expense, net	732	82	650	793%
Provision for income tax	1,536	1,056	480	45%
Net income	$4,788	$2,120	$2,668	126%

Revenue.  Revenue for the six months ended June 30, 2024 increased 31% to $33,479 as compared to $25,498 for the six months ended June 30, 2023. The increase in revenue for the six months ended June 30, 2024 compared to the prior period is due to the acquisition of MRC and the MusclePharm assets, partially offset by a decline in legacy FitLife revenue. MRC was acquired February 28, 2023, and as such only four months of MRC revenue were included in the Company’s financial statements for the six months ended June 30, 2023. MusclePharm was acquired on October 10, 2023.

Legacy FitLife revenue for the six months ended June 30, 2024 was $13,763, a 10% decrease compared to the previous year, driven by a 16% decline in wholesale revenue partially offset by a 4% increase in online revenue.

MRC revenue for the six months ended June 30, 2024 was $14,954. MRC revenue for the period from February 28, 2023 to June 30, 2023 was $10,266.

During the six months ended June 30, 2024, MusclePharm generated revenue of $4,762, of which approximately half was generated from wholesale customers and half from online sales.

Online revenue and wholesale revenue for the six months ended June 30, 2024 were approximately 66% and 34% of total net revenue, respectively.  Online revenue and wholesale revenue for the six months ended June 30, 2023 were approximately 59% and 41% of net revenue, respectively. Although no assurances can be given, management believes that online revenue will continue to increase in subsequent periods relative to prior comparable periods given management’s focus on higher margin online sales and the acquisitions of the MusclePharm assets, which was consummated in the fourth quarter of fiscal 2023.

Sales to customers in the U.S. were approximately 96% and 95% during the six months ended June 30, 2024 and 2023, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2024 increased to $18,612 as compared to $15,125 for the six months ended June 30, 2023. This 23% increase is due to an increase in revenue attributable to the acquisitions of MRC and the MusclePharm assets.

Gross Profit.  Gross profit for the six months ended June 30, 2024 increased to $14,867 as compared to $10,373 for the six months ended June 30, 2023. The increase in gross profit is principally attributable to higher MRC gross profit as well as incremental gross profit from MusclePharm.

Gross Margin. Gross margin for the six months ended June 30, 2024 increased to 44.4% from 40.7% for the comparable prior period. The increase in gross margin is primarily attributable to higher margins from MRC as well as the amortization of the fair value step-up to MRC inventory acquired in the first quarter of 2023. Excluding the $323 impact of the step-up amortization, gross margin would have been 41.9% during the six months ended June 30, 2023.

Advertising and marketing. Advertising and marketing expense for the six months ended June 30, 2024 increased to $2,554 as compared to $2,084 for the same period of the prior year. The 23% increase is primarily due to the full-period impact of MRC advertising and marketing as well as incremental advertising and marketing expense attributable to the acquisition of the MusclePharm assets.

SG&A. SG&A expense for the six months ended June 30, 2024 increased to $5,036 as compared to $3,502 for the six months ended June 30, 2023. The increase was due to the full-period impact of MRC SG&A as well as incremental SG&A attributable to the acquisition of MusclePharm assets, increased product testing costs required by Amazon and increased professional fees.

Merger and acquisition related. Merger and acquisition related expense decreased to $158 during the six months ended June 30, 2024 compared to $1,487 for the same period of 2023, driven primarily by transaction costs related to the MRC acquisition in the second quarter of 2023.

Net Income.  We generated net income of $4,788 for the six months ended June 30, 2024 as compared to net income of $2,120 for the six months ended June 30, 2023. The increase in net income for the six months ended June 30, 2024 compared to the same period in 2023 was primarily attributable to higher revenue and gross profit for MRC and a reduction in acquisition-related expense due to the MRC acquisition that closed during the first three months of 2023, partially offset by incremental SG&A expense.

Supplemental Discussion of Performance of Acquired Brands

Management frequently receives questions from investors regarding the performance of brands subsequent to their acquisition by the Company. In an effort to be responsive to these questions, the Company is providing additional disclosure herein. Management intends to provide this level of disclosure for no more than two years following a transaction, after which the performance of acquired brands will be reported as part of legacy FitLife results.

One of the primary metrics used by management to evaluate the performance of the Company’s brands is contribution, a non-GAAP financial measure which management defines as gross profit less advertising and marketing expenditures. Other companies may also report contribution as a performance metric, but their definition or calculation of contribution may differ from the Company’s. Management believes that contribution, as defined by the Company, is a particularly relevant performance metric since it incorporates the gross profit associated with a specific brand or collection of brands as well as the advertising and marketing expenditures associated with the same brand or brands.  With limited exceptions, other operating expenses incurred by the Company are generally not allocable to a specific brand or collection of brands.

Other than for MusclePharm, the numbers in the contribution tables presented below represent the performance of a collection of brands. Legacy FitLife consists of nine brands and MRC consists of three brands. These collections of brands do not meet the definition of operating segments and are not managed as such.

Legacy FitLife
(Unaudited)	2023			2024
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	4,715	4,361	4,011	4,506	4,224
Online revenue	2,418	2,339	2,134	2,455	2,578
Total revenue	7,133	6,700	6,145	6,961	6,802
Gross profit	2,999	2,490	2,480	2,928	3,006
Gross margin	42.0%	37.2%	40.4%	42.1%	44.2%
Advertising and marketing	63	79	71	80	94
Contribution	2,936	2,411	2,409	2,848	2,912
Contribution as a % of revenue	41.2%	36.0%	39.2%	40.9%	42.8%

For the second quarter of 2024, legacy FitLife revenue declined 5% compared to the same period last year, driven by a 10% decline in wholesale revenue partially offset by 7% increase in online revenue.

Despite the revenue decline, gross profit for legacy FitLife increased slightly and contribution decreased slightly. Gross margin increased from 42.0% during the second quarter of 2023 to 44.2% during the second quarter of 2024. Contribution as a percentage of revenue increased from 41.2% to 42.8% over the same time period.

The Company’s wholesale revenue continues to be challenged by declining customer counts in the brick-and-mortar stores of our wholesale partners. However, at least some of the customers choosing to no longer shop in brick-and-mortar locations continue to purchase legacy FitLife products online, and when a customer buys online the Company earns substantially higher gross profit and contribution.

More specifically, on a year-over-year basis during the second quarter of 2024, wholesale revenue for legacy FitLife declined by $491 and online revenue increased by $160, yet gross profit and contribution were approximately unchanged.

Mimi's Rock (MRC)
(Unaudited)	2023			2024
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	137	85	91	94	90
Online revenue	7,490	7,117	6,811	7,399	7,371
Total revenue	7,627	7,202	6,902	7,493	7,461
Gross profit	2,966	3,206	2,790	3,520	3,597
Gross margin	38.9%	44.5%	40.4%	47.0%	48.2%
Advertising and marketing	1,394	1,196	846	1,062	1,071
Contribution	1,572	2,010	1,944	2,458	2,526
Contribution as a % of revenue	20.6%	27.9%	28.2%	32.8%	33.9%

For the second quarter of 2024, MRC revenue declined 2% compared to the same period in 2023. Over the same time period, gross profit increased 21% and contribution increased 61%.

For the second quarter of 2024, gross margin increased to 48.2% from 38.9% last year. Excluding the impact of the inventory step-up resulting from the acquisition of MRC, gross margin during the quarter ended June 30, 2023 would have been 41.7%.

Revenue for the largest MRC brand—Dr. Tobias—increased 4% while revenue for the skin care brands—Maritime Naturals and All Natural Advice—declined 37% in the second quarter of 2024.

At the time of the MRC acquisition in 2023, the skin care brands were sold in a number of countries. Analysis subsequent to the acquisition determined that—in almost all countries other than Canada and the US—the products were being sold at levels resulting in negative contribution. Even worse, in many of those countries, the products were being sold at negative gross margins.

To optimize performance of the skin care brands, management exited a number of countries and raised prices in other countries. As a result of these changes, a substantial amount of unprofitable revenue was eliminated.

The substantial year-over-year increase in gross profit for the MRC brands is primarily the result of this optimization of the skin care brands as well as beneficial product mix within the Dr. Tobias brand. The substantial year-over-year increase in contribution for the MRC brands is a function of the optimization of the skin care brands, beneficial product mix within the Dr. Tobias brand, as well as the optimization of advertising spend across all MRC brands.

MusclePharm
(Unaudited)	2023			2024
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	-	-	180	1,117	1,388
Online revenue	-	-	73	978	1,279
Total revenue	-	-	253	2,095	2,667
Gross profit	-	-	93	839	977
Gross margin	-	-	36.8%	40.0%	36.6%
Advertising and marketing	-	-	-	86	161
Contribution	-	-	93	753	816
Contribution as a % of revenue	-	-	36.8%	35.9%	30.6%

MusclePharm revenue increased 27% sequentially from the first quarter of 2024 to the second quarter of 2024, with wholesale revenue increasing 24% and online revenue increasing 31%.

In an effort to drive revenue growth, the Company is making targeted investments in advertising and promotion in both the wholesale and online channels. As a result of these investments, gross margin and contribution margin declined as a percent of revenue, although total gross profit and contribution in dollar terms increased sequentially.

In addition, the Company is exploring additional new product launches and continues to have productive discussions with a number of potential new wholesale partners.

FitLife Consolidated
(Unaudited)	2023			2024
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	4,852	4,446	4,282	5,717	5,702
Online revenue	9,908	9,456	9,018	10,832	11,228
Total revenue	14,760	13,902	13,300	16,549	16,930
Gross profit	5,965	5,696	5,363	7,287	7,580
Gross margin	40.4%	41.0%	40.3%	44.0%	44.8%
Advertising and marketing	1,457	1,275	917	1,228	1,326
Contribution	4,508	4,421	4,446	6,059	6,254
Contribution as a % of revenue	30.5%	31.8%	33.4%	36.6%	36.9%

For the Company overall, revenue increased 15%, gross profit increased 27%, and contribution increased 39% compared to the second quarter of 2023.

Gross margin increased to 44.8% compared to 40.4% during the second quarter of last year, or 41.9% excluding the impact of the inventory step-up resulting from the acquisition of MRC.

Contribution as a percentage of revenue increased to 36.9% compared to 30.5% during the second quarter of last year, or 32.0% excluding the impact of the inventory step-up resulting from the acquisition of MRC.

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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$2,628	$1,964	$4,788	$2,120
Interest expense	345	251	759	349
Interest income	(17)	(66)	(22)	(150)
Foreign exchange (gain) loss	(10)	(200)	(5)	(117)
Provision for income taxes	729	635	1,536	1,056
Depreciation and amortization	27	23	63	42
EBITDA	3,702	2,607	7,119	3,300
Non-cash and non-recurring adjustments
Stock-based compensation	101	31	203	74
Merger and acquisition related	24	115	158	1,487
Amortization of inventory step-up	-	213	-	323
Non-recurring loss on foreign currency forward contract	-	-	-	112
Adjusted EBITDA	$3,827	$2,966	$7,480	$5,296

Liquidity and Capital Resources

As of June 30, 2024, the Company had positive working capital of $4,711, compared to $4,356 at December 31, 2023. Our principal sources of liquidity at June 30, 2024 consisted of $3,735 of cash and $2,498 of accounts receivable. The slight increase in working capital is principally attributable to positive operating cash flows during the six months ended June 30, 2024, partially offset by a voluntary paydown of $2,500 on the Term Loans as well as the two scheduled amortization payments totaling $2,250.

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

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the Lender, amending and restating the Credit Agreement between the Company and the Lender. Pursuant to the Amended Credit Agreement, the Lender provided the Company with an additional term loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 15, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets.

The Term Loans accrue interest at an annual rate of the one-month SOFR rate plus 2.75%, and principal plus accrued interest will be payable quarterly beginning June 10, 2023 in amounts sufficient to fully amortize the Term Loans through February 28, 2028 in the case of Term Loan A and through October 10, 2028 in the case of Term Loan B. The Company may prepay amounts borrowed under the Term Loans, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to the Lender at least one business day prior to the proposed prepayment.

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, as defined in the Amended Credit Agreement, among other things, interest will accrue at the applicable rate plus 2% per annum, and the Lender may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Lender for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of June 30, 2024.

As of June 30, 2024, the borrowings outstanding on the Term Loans and the Line of Credit were $15,375 and $0, respectively.

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

Cash Provided by Operating Activities.  Cash provided by operating activities for the six months ended June 30, 2024 was $6,606, as compared to cash provided by operations of $1,794 for the six months ended June 30, 2023. The increase in cash provided by operating activities was driven primarily by the higher net income achieved in the first six months of 2024 driven by the acquisitions of MRC and the MusclePharm assets, as well as the payment of the transaction-related costs and other payables and expenses that were accrued at MRC at the time of the acquisition during the same period of 2023.

Cash Used in Investing Activities. Cash used in investing activities for the six months ended June 30, 2024 and 2023 was $10 and $17,153, respectively. The Company used $10 and $54 for purchases of property and equipment in the six months ended June 30, 2024 and 2023, respectively. During the six-month period ended June 30, 2023, the Company paid $17,099 to acquire MRC.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities for the six months ended June 30, 2024 was $4,750 compared to cash provided by financing activities of $11,875 during the three months ended June 30, 2023.

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

Management concluded that a triggering event did not occur during the three months ended June 30, 2024. We will continue to review for impairment indicators as necessary in future periods.

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

Online revenue during the quarter ended June 30, 2024 was approximately 66% of net revenue, compared to 34% for wholesale channels for the same period.  Online revenue during the quarter ended June 30, 2023 was 67% of net revenue compared to 33% for wholesale channels during the same period in 2022.

Online revenue during the six months ended June 30, 2024 was approximately 66% of net revenue, compared to 34% for wholesale channels for the same period.  Online revenue during the six months ended June 30, 2023 was 59% of net revenue compared to 41% for wholesale channels during the same period in 2023.

Sales to customers in the U.S. were approximately 96% and 93% during the three months ended June 30, 2024 and 2023, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

Sales to customers in the U.S. were approximately 96% and 95% during the six months ended June 30, 2024 and 2023, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is conducted principally in the U.S.  However, due to the MRC acquisition in 2023, the Company now has more exposure to fluctuations in foreign currencies.  As a result, our financial results may be materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets.

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

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Amended Credit Agreement (which includes the Term Loans as well as our Line of Credit), and our investments in short-term financial instruments. As of June 30, 2024, the Company had $15,375 outstanding on the Term Loans and $0 under its Line of Credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2024 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended June 30, 2024.

ITEM 5. OTHER INFORMATION

In the three months ended June 30, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant	FitLife Brands, Inc.

Date: August 14, 2024	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: August 14, 2024	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)