Form 10-Q
period 2024-09-30
FITLIFE BRANDS, INC.
filed 2024-11-14
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, a total of 4,598,241 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,664	$1,139
Restricted cash	56	759
Accounts receivable, net of allowance of doubtful accounts of $19 and $17, respectively	2,008	2,046
Inventories, net of allowance for obsolescence of $86 and $162, respectively	10,371	9,091
Sales tax receivable	58	1,019
Prepaid expense and other current assets	942	639
Total current assets	18,099	14,693

Property and equipment, net	91	137
Right of use asset	431	121
Intangibles, net of amortization of $143 and $113, respectively	26,314	26,309
Goodwill	13,130	13,294
Deferred tax asset	522	792
TOTAL ASSETS	$58,587	$55,346

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$4,078	$3,261
Accrued expense and other liabilities	957	1,026
Income taxes payable	1,861	892
Product returns	570	571
Term loan – current portion	4,500	4,500
Lease liability - current portion	89	87
Total current liabilities	12,055	10,337

Term loan, net of current portion and unamortized deferred finance costs	9,664	15,509
Long-term lease liability, net of current portion	352	51
Deferred tax liability	2,358	2,413
TOTAL LIABILITIES	24,429	28,310

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.01 par value, 60,000 shares authorized; 4,598 issued and outstanding as of September 30, 2024 and December 31, 2023	46	46
Additional paid-in capital	31,043	30,699
Retained earnings (accumulated deficit)	3,497	(3,417)
Foreign currency translation adjustment	(428)	(292)
TOTAL STOCKHOLDERS' EQUITY	34,158	27,036
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,587	$55,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023

Revenue	$15,977	$13,902	$49,456	$39,401
Cost of goods sold	8,976	8,206	27,588	23,332
Gross profit	7,001	5,696	21,868	16,069

OPERATING EXPENSE:
Advertising and marketing	1,093	1,275	3,647	3,359
Selling, general and administrative	2,645	1,897	7,681	5,399
Merger and acquisition related	59	32	217	1,519
Depreciation and amortization	22	22	85	64
Total operating expense	3,819	3,226	11,630	10,341

OPERATING INCOME	3,182	2,470	10,238	5,728

OTHER EXPENSE (INCOME)
Interest income	(19)	(119)	(41)	(269)
Interest expense	326	249	1,085	598
Foreign exchange (gain) loss	(21)	210	(26)	93
Total other expense, net	286	340	1,018	422

INCOME BEFORE INCOME TAX PROVISION	2,896	2,130	9,220	5,306

PROVISION FOR INCOME TAXES	770	434	2,306	1,490

NET INCOME	$2,126	$1,696	$6,914	$3,816

NET INCOME PER SHARE:
Basic	$0.46	$0.38	$1.50	$0.86
Diluted	$0.43	$0.35	$1.40	$0.78
Basic weighted average common shares	4,598	4,446	4,598	4,458
Diluted weighted average common shares	4,965	4,891	4,943	4,901

COMPREHENSIVE INCOME:
NET INCOME	$2,126	$1,696	$6,914	$3,816
Foreign currency translation adjustment	35	(318)	(136)	(49)
Comprehensive income	$2,161	$1,378	$6,778	$3,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Foreign currency translation
	Shares	Amount	capital	deficit)	adjustment	Total

THREE MONTHS ENDED SEPTEMBER 30, 2024

JULY 1, 2024	4,598	$46	$30,902	$1,371	$(463)	$31,856
Stock-based compensation	-	-	141	-	-	141
Comprehensive income	-	-	-	-	35	35
Net income	-	-	-	2,126	-	2,126
SEPTEMBER 30, 2024	4,598	$46	$31,043	$3,497	$(428)	$34,158

NINE MONTHS ENDED SEPTEMBER 30, 2024

JANUARY 1, 2024	4,598	$46	$30,699	$(3,417)	$(292)	$27,036
Stock-based compensation	-	-	344	-	-	344
Comprehensive income	-	-	-	-	(136)	(136)
Net income	-	-	-	6,914	-	6,914
SEPTEMBER 30, 2024	4,598	$46	$31,043	$3,497	$(428)	$34,158

THREE MONTHS ENDED SEPTEMBER 30, 2023

JULY 1, 2023	4,446	$44	$30,130	$(6,593)	$269	$23,850
Stock-based compensation	-	-	21	-	-	21
Comprehensive income	-	-	-	-	(318)	(318)
Net income	-	-	-	1,696	-	1,696
SEPTEMBER 30, 2023	4,446	$44	$30,151	$(4,897)	$(49)	$25,249

NINE MONTHS ENDED SEPTEMBER 30, 2023

JANUARY 1, 2023	4,507	$45	$30,056	$(8,713)	$-	$21,388
Shares surrendered by former employee	(61)	(1)	1	-	-	-
Stock-based compensation	-	-	94	-	-	94
Comprehensive income	-	-	-	-	(49)	(49)
Net income	-	-	-	3,816	-	3,816
SEPTEMBER 30, 2023	4,446	$44	$30,151	$(4,897)	$(49)	$25,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,914	$3,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	64
Allowance for doubtful accounts	2	(17)
Allowance for inventory obsolescence	(76)	35
Stock-based compensation	344	94
Amortization of deferred financing costs	31	8
Changes in operating assets and liabilities:
Accounts receivable	18	(498)
Inventories	(1,223)	2,534
Deferred tax asset	270	709
Prepaid expense, other current assets and sales tax receivable	793	(471)
Right-of-use assets	72	60
Accounts payable	827	(3,570)
Lease liability	(82)	(60)
Accrued expense, other liabilities and income taxes payable	680	71
Product returns	(2)	(3)
Net cash provided by operating activities	8,653	2,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(60)
Cash paid for acquisition of Mimi’s Rock Corp.	-	(17,099)
Cash deposit paid for the acquisition of MusclePharm assets	-	(1,825)
Net cash used in investing activities	(10)	(18,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on term loans	-	12,500
Payments on term loans	(5,875)	(1,250)
Net cash provided by (used in) financing activities	(5,875)	11,250

Foreign currency impact on cash	54	(3)

CHANGE IN CASH AND RESTRICTED CASH	2,822	(4,965)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,898	13,277
CASH AND RESTRICTED CASH, END OF PERIOD	$4,720	$8,312

Supplemental cash flow disclosure
Cash paid for income taxes	$1,105	$593
Cash paid for interest, net of amounts capitalized	$1,083	$475

Non-cash investing and financing activities
Addition to right-of-use assets from new operating lease liabilities	$386	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the U.S. The iSatori Products are sold through retail locations, which include specialty and mass, as well as online directly to the end consumer. The Company distributes the MRC Products primarily online through e-commerce platforms, such as Amazon, directly to the end consumer. MusclePharm’s products are sold to both wholesale customers as well as online through various e-commerce platforms directly to the end consumer.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024.

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

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the condensed consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer, (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in advertising and marketing expense in the condensed consolidated statements of income and comprehensive income.

The Company disaggregates revenue into distribution channels, geographical regions, and collections of brands (Legacy FitLife and recently acquired brands). The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the three months ended September 30, 2024 and 2023 was approximately 68% of net revenue for both periods, compared to 32% for the wholesale channel for the same periods. Online revenue during the nine months ended September 30, 2024 and 2023 was approximately 66% and 62% of net revenue, compared to 34% and 38% for the wholesale channel for the same period.

Sales to customers in the U.S. were approximately 95% and 93% during the three months ended September 30, 2024 and 2023, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada. Sales to customers in the U.S. were approximately 96% and 94% during the nine months ended September 30, 2024 and 2023, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

The Company provides limited financial performance metrics for three collections of brands—Legacy FitLife (consists of nine brands), MRC (consists of three brands), and MusclePharm (one brand). These collections of brands do not meet the definition of operating segments and are not managed as such.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Legacy FitLife	$6,302	$6,700	$20,065	$21,933
MRC	7,210	7,202	22,164	17,468
MusclePharm	2,465	–	7,227	–
Revenue	$15,977	$13,902	$49,456	$39,401

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

Customer and Vendor Concentration

Net sales to GNC during the three-month periods ended September 30, 2024 and 2023 represent 23% and 30% of total net revenue, respectively. Net sales to GNC during the nine-month periods ended September 30, 2024 and 2023 represent 24% and 34% of total net revenue, respectively. Gross accounts receivable attributable to GNC represented 28% and 30% of the Company’s total accounts receivable balance as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, there was one vendor that accounted for more than 10% of the Company's consolidated accounts payable. During the nine months ended September 30, 2024 and 2023, there were two vendors that each accounted for over 10% of the Company’s inventory-related purchases.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. The Company has approximately $56 in short-term interest-earning accounts pledged as collateral for financing arrangements at September 30, 2024, currently limited to business credit cards.

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

Management determined there were no indicators of impairment at September 30, 2024 or December 31, 2023. The Company will perform its next impairment analysis in December 2024.

Intangible Assets

The Company has certain intangible assets that were recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of client relationships, formulations, and website. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life. Intangible assets with indefinite lives, which consist of brands and trademarks, are not amortized but are tested for impairment annually or when indicators of impairment exist. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. The Company noted no indicators of impairment for intangible assets as of September 30, 2024, and December 31, 2023.

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

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 25% and 28% for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net income available to common shareholders	$2,126	$1,696	$6,914	$3,816
Weighted average common shares - basic	4,598	4,446	4,598	4,458
Dilutive effect of outstanding warrants and stock options	367	445	345	443
Weighted average common shares - diluted	4,965	4,891	4,943	4,901

Net income per common share:
Basic	$0.46	$0.38	$1.50	$0.86
Diluted	$0.43	$0.35	$1.40	$0.78

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

Reclassifications

Certain reclassifications have been made in the Company’s financial statements. Advertising and marketing expense for the three and nine months ended September 30, 2023 were previously reported as part of selling, general and administrative expense. Advertising and marketing expense is now segregated and reported separately in the accompanying statement of income and comprehensive income to conform to current period presentation. These reclassifications had no impact on earnings or stockholders’ equity.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASC 280”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. The adoption of this standard did not have a material impact on its results of operations, financial position or cash flows.

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

The total allowance for expiring, excess and slow-moving inventory items as of September 30, 2024 and December 31, 2023 amounted to $86 and $162, respectively. The Company’s inventories as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)
Finished goods	$9,403	$8,292
Components	1,054	961
Allowance for obsolescence	(86)	(162)
Total	$10,371	$9,091

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of September 30, 2024 and December 31, 2023 as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)
Equipment	$965	$954
Accumulated depreciation	(874)	(817)
Total	$91	$137

Depreciation expense for the three months ended September 30, 2024 and 2023 was $15 and $11, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $57 and $33, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Term Loan A	$6,250	$10,625
Term Loan B	8,000	9,500
Line of Credit	–	–
Unamortized debt issuance costs	(86)	(116)
Total	$14,164	$20,009
Current	(4,500)	(4,500)
Long term	$9,664	$15,509

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

Second Amended and Restated Credit Agreement

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with the Bank, amending and restating the Credit Agreement between the Company and the Bank. Pursuant to the Amended Credit Agreement, the Bank provided the Company with an additional Term Loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 15, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets (discussed in further detail in Note 9) and for general working capital purposes.

Term Loans - Pursuant to the Amended Credit Agreement, the Term Loans accrue interest at a per annum rate equal to 2.75% above the one-month secured overnight financing rate ("SOFR") published for such day by the Federal Reserve Bank of New York. The Company shall make quarterly payments of principal plus accrued interest on the Term Loans until the principal balances are fully amortized. Quarterly principal payments for Term Loan A and Term Loan B are $625 and $500, respectively. During the first quarter of 2024, the Company made a voluntary prepayment on Term Loan A of $2,500, and as such, Term Loan A will fully amortize in February 2027. Term Loan B will fully amortize in October 2028.

Line of Credit - Also pursuant to the Amended Credit Agreement, outstanding advances under the Line of Credit (“Advances”) will accrue interest at a per annum rate equal to 2.75% above the one-month SOFR, and the Company will pay the interest on the Advances monthly, with all principal and any accrued interest on outstanding Advances being due and payable in full on the Line of Credit maturity date. The Company may prepay amounts borrowed under the Loan, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Company may prepay amounts borrowed under the Loan, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of September 30, 2024 and December 31, 2023.

The borrowings outstanding on the Term Loans were $14,250 and $20,125 on September 30, 2024 and December 31, 2023, respectively.

There was no outstanding balance on the Line of Credit as of September 30, 2024 and December 31, 2023.

NOTE 7 - EQUITY

The Company is authorized to issue 60,000 shares of Common Stock, $0.01 par value per share, of which 4,598 shares of Common Stock were issued and outstanding as of September 30, 2024 and December 31, 2023.

Common Stock Issued for Services

In February 2021, the Company granted an officer an aggregate of 160 restricted share units (“RSUs”) with a fair value of $468, which was amortized to stock-based compensation over its vesting term. The Company did not grant or record any stock-based compensation related to RSUs during the three or nine months ended September 30, 2024. The Company recorded $0 and $31 of stock-based compensation related to RSUs during the three and nine months ended September 30, 2023, respectively.

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

During the nine months ended September 30, 2024 and 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of September 30, 2024, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Options

Information regarding options outstanding as of September 30, 2024 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)
Outstanding, December 31, 2023	484	$6.82	4.5
Issued	10	33.20	5.0
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, September 30, 2024	494	$7.36	3.8

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$0.70	-	5.24	349	3.7	$2.29	349	$2.29
$11.55	-	33.20	145	3.9	$19.57	58	$18.49
			494	3.8	$7.36	407	$4.57

The closing stock price for the Company’s stock on September 30, 2024 was $32.74, resulting in an intrinsic value of outstanding options of $12,554.

In August 2024, the Company granted stock options to purchase 10 shares of common stock to employees. The stock options are exercisable at $33.20 per share. The stock options expire in five years and vest (i) one fourth immediately on the date of grant, and (ii) in three equal annual installments thereafter. The total fair value of these options at grant date was approximately $146, which was determined using a Black-Scholes option pricing model with the following assumptions: stock price of $33.20 per share, expected term of 5 years, volatility of 45%, dividend rate of 0%, and risk-free interest rate of 3.38%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior. The expected volatility is based upon historical volatility of the Company’s Common Stock. The expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the three-month periods ended September 30, 2024 and 2023, the Company recognized stock-based compensation of $141 and $21, respectively, related to stock options. During the nine-month periods ended September 30, 2024 and 2023, the Company recognized stock-based compensation of $344 and $63, respectively, related to stock options. As of September 30, 2024 there is $542 of unamortized stock-based compensation related to stock options.

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

Pro Forma Condensed Combined Financial Information (Unaudited, in thousands)

The following presents the Company’s unaudited pro forma financial information for the nine months ended September 30, 2023, giving effect to the acquisition of MRC as if it had occurred at January 1, 2023. Included in the pro forma information are adjustments to (1) remove non-recurring transaction-related costs related to the acquisition of MRC, (2) remove the interest costs from MRC’s debt prior to the closing of the acquisition, and (3) recognize interest expense based on the projected balance of the Term Loan A for the respective periods presented for this pro forma.

Nine months ended
September 30, 2023

Revenue	$44,455

Net income	$5,419

Diluted net income per share	$1.09

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

MRC revenue for the three months ended September 30, 2024 and 2023 was $7,210 and $7,202, respectively. MRC revenue for the nine months ended September 30, 2024 was $22,164 and was $17,468 for the period from February 28, 2023 (the acquisition date) to September 30, 2023.

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

The Company accounted for the transaction as an asset acquisition under Accounting Standards Codification (“ASC”) 805. The assets acquired consisted of indefinite life intellectual property – brands of $18,593 and inventory of $195. The intangible asset is not amortized and will be tested for impairment on an annual basis.

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

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally and, with the launch of Metis Nutrition, through corporate GNC stores in the U.S. The iSatori Products are sold through retail locations, which include specialty, mass, and online. The Company distributes the MRC Products primarily online. MusclePharm’s products are sold to wholesale customers as well as online directly to the end consumer.

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

Acquisition of MusclePharm Assets

On October 10, 2023, the Company acquired substantially all of the assets of MusclePharm Corporation (“MusclePharm”) through an asset purchase transaction under Section 363 of the U.S. Bankruptcy Code. The Company acquired substantially all of the assets and assumed none of the liabilities of MusclePharm other than de minimus cure costs relating to certain assumed contracts. Total consideration for the acquisition was approximately $18,500. Of this amount, $10,000 was funded using proceeds from a new term loan provided by First Citizens Bank, with the remainder funded from the Company’s available cash balances. See Note 9 for additional disclosure regarding the acquisition of the MusclePharm assets.

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

	Three months ended
	September 30, 2024	September 30, 2023	Change ($)	Change (%)
	(Unaudited)
Revenue	$15,977	$13,902	$2,075	15%
Cost of goods sold	8,976	8,206	770	9%
Gross profit	7,001	5,696	1,305	23%
Gross margin	43.8%	41.0%	n/m	2.8%
Advertising and marketing	1,093	1,275	(182)	(14)%
Selling. general and administrative (“SG&A”)	2,645	1,897	748	39%
Merger and acquisition related	59	32	27	84%
Depreciation and amortization	22	22	-	-%
Total operating expense	3,819	3,226	593	18%
Operating income	3,182	2,470	712	29%
Other expense (income), net	286	340	(54)	(16)%
Provision for income tax	770	434	336	77%
Net income	2,126	$1,696	$430	25%

Revenue. Revenue for the three months ended September 30, 2024 increased 15% to $15,977 as compared to $13,902 for the three months ended September 30, 2023. The increase in revenue for the three months ended September 30, 2024 compared to the prior period is primarily due to the acquisition of the MusclePharm assets, which were acquired on October 10, 2023, partially offset by a decline in Legacy FitLife revenue.

Legacy FitLife revenue for the three months ended September 30, 2024 was $6,302, a 6% decrease compared to the previous year, driven by a 12% decline in wholesale revenue partially offset by a 4% increase in online revenue.

MRC revenue for the three months ended September 30, 2024 was $7,210, which was approximately flat compared to the previous year.

During the three months ended September 30, 2024, MusclePharm generated revenue of $2,465, of which approximately half was generated from wholesale customers and half from online sales.

Online revenue and wholesale revenue for the quarter ended September 30, 2024 were approximately 68% and 32% of total net revenue, respectively, consistent with the online and wholesale revenue percentages for the same period of 2023.

Sales to customers in the U.S. were approximately 95% and 93% during the quarters ended September 30, 2024 and 2023, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2024 increased to $8,976 as compared to $8,206 for the three months ended September 30, 2023. This 9% increase is primarily due to an increase in revenue attributable to the acquisition of the MusclePharm assets, partially offset by lower Legacy FitLife sales.

Gross Profit. Gross profit for the three months ended September 30, 2024 increased to $7,001 as compared to $5,696 for the three months ended September 30, 2023. The increase in gross profit is attributable to higher gross profit from both MRC and Legacy FitLife as well as incremental gross profit from MusclePharm.

Gross Margin. Gross margin for the three months ended September 30, 2024 increased to 43.8% from 41.0% for the comparable prior period. The increase in gross margin is primarily attributable to higher margins from both MRC and Legacy FitLife.

Advertising and Marketing. Advertising and marketing expense for the three months ended September 30, 2024 decreased to $1,093 as compared to $1,275 for the same period of the prior year. The 14% decrease is the result of targeted efforts to rationalize the Company’s advertising spend on less effective advertising campaigns.

SG&A. SG&A expense for the three months ended September 30, 2024 increased to $2,645 as compared to $1,897 for the three months ended September 30, 2023. The increase was primarily due to higher personnel costs (including salaries, benefits, and stock compensation) and higher professional fees. In addition, the Company incurred non-recurring severance costs of $184.

Merger and Acquisition Related. Merger and acquisition related expense increased to $59 during the quarter ended September 30, 2024 compared to $32 for the same period of 2023.

Net Income. We generated net income of $2,126 for the three months ended September 30, 2024 as compared to net income of $1,696 for the three months ended September 30, 2023. The increase in net income for the three months ended September 30, 2024 compared to the same period in 2023 was primarily attributable to incremental revenue and gross profit from MusclePharm, higher gross profit from MRC and Legacy FitLife, as well as reduced advertising and marketing expense.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

	Nine months ended
	September 30, 2024	September 30, 2023	Change ($)	Change (%)
	(Unaudited)
Revenue	$49,456	$39,401	$10,055	26%
Cost of goods sold	27,588	23,332	4,256	18%
Gross profit	21,868	16,069	5,799	36%
Gross margin	44.2%	40.8%	n/m	3.4%
Advertising and marketing	3,647	3,359	288	9%
Selling, general and administrative (“SG&A”)	7,681	5,399	2,282	42%
Merger and acquisition related	217	1,519	(1,302)	(86)%
Depreciation and amortization	85	64	21	33%
Total operating expense	11,630	10,341	1,289	12%
Operating income	10,238	5,728	4,510	79%
Other expense, net	1,018	422	596	141%
Provision for income tax	2,306	1,490	816	55%
Net income	$6,914	$3,816	$3,098	81%

Revenue. Revenue for the nine months ended September 30, 2024 increased 26% to $49,456 as compared to $39,401 for the nine months ended September 30, 2023. The increase in revenue for the nine months ended September 30, 2024 compared to the prior period is due to the acquisition of MRC and the MusclePharm assets, partially offset by a decline in Legacy FitLife revenue. MRC was acquired February 28, 2023, and as such only seven months of MRC revenue were included in the Company’s financial statements for the nine months ended September 30, 2023. MusclePharm was acquired on October 10, 2023.

Legacy FitLife revenue for the nine months ended September 30, 2024 was $20,065, a 9% decrease compared to the previous year, driven by a 15% decline in wholesale revenue partially offset by a 5% increase in online revenue.

MRC revenue for the nine months ended September 30, 2024 was $22,164. MRC revenue for the period from February 28, 2023 to September 30, 2023 was $17,468.

During the nine months ended September 30, 2024, MusclePharm generated revenue of $7,227, of which approximately half was generated from wholesale customers and half from online sales.

Online revenue and wholesale revenue for the nine months ended September 30, 2024 were approximately 66% and 34% of total net revenue, respectively. Online revenue and wholesale revenue for the nine months ended September 30, 2023 were approximately 62% and 38% of net revenue, respectively.

Sales to customers in the U.S. were approximately 96% and 94% during the nine months ended September 30, 2024 and 2023, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2024 increased to $27,588 as compared to $23,332 for the nine months ended September 30, 2023. This 18% increase is due to an increase in revenue attributable to the acquisitions of MRC and the MusclePharm assets.

Gross Profit. Gross profit for the nine months ended September 30, 2024 increased to $21,868 as compared to $16,069 for the nine months ended September 30, 2023. The increase in gross profit is principally attributable to higher MRC gross profit as well as incremental gross profit from MusclePharm.

Gross Margin. Gross margin for the nine months ended September 30, 2024 increased to 44.2% from 40.8% for the comparable prior period. The increase in gross margin is primarily attributable to higher margins from MRC and Legacy FitLife as well as the amortization of the fair value step-up to MRC inventory acquired in the first quarter of 2023. Excluding the $323 impact of the step-up amortization, gross margin would have been 41.6% during the nine months ended September 30, 2023.

Advertising and Marketing. Advertising and marketing expense for the nine months ended September 30, 2024 increased to $3,647 as compared to $3,359 for the same period of the prior year. The 9% increase is primarily due to the full-period impact of MRC advertising and marketing as well as incremental advertising and marketing expense following the acquisition of the MusclePharm assets.

SG&A. SG&A expense for the nine months ended September 30, 2024 increased to $7,681 as compared to $5,399 for the nine months ended September 30, 2023. The increase was primarily due to the full-period impact of MRC SG&A as well as higher personnel costs (including salaries, benefits and stock compensation) and higher professional fees. In addition, the Company incurred non-recurring severance costs of $184.

Merger and Acquisition Related. Merger and acquisition related expense decreased to $217 during the nine months ended September 30, 2024 compared to $1,519 for the same period of 2023, driven primarily by transaction costs related to the MRC acquisition in 2023.

Net Income. We generated net income of $6,914 for the nine months ended September 30, 2024 as compared to net income of $3,816 for the nine months ended September 30, 2023. The increase in net income for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily attributable to higher revenue and gross profit for MRC, incremental revenue and gross profit from MusclePharm, as well as a reduction in acquisition-related expense due to the MRC acquisition that closed during 2023, partially offset by incremental SG&A expense.

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

Legacy FitLife
(Unaudited)	2023		2024
	Q3	Q4	Q1	Q2	Q3
Wholesale revenue	$4,361	$4,011	$4,506	$4,224	$3,859
Online revenue	2,339	2,134	2,455	2,578	2,443
Total revenue	6,700	6,145	6,961	6,802	6,302
Gross profit	2,490	2,480	2,928	3,006	2,684
Gross margin	37.2%	40.4%	42.1%	44.2%	42.6%
Advertising and marketing	79	71	80	94	70
Contribution	$2,411	$2,409	$2,848	$2,912	$2,614
Contribution as a % of revenue	36.0%	39.2%	40.9%	42.8%	41.5%

For the third quarter of 2024, Legacy FitLife revenue declined 6% compared to the same period last year, driven by a 12% decline in wholesale revenue partially offset by a 4% increase in online revenue.

Despite the revenue decline, gross profit and contribution for Legacy FitLife increased. Gross margin increased from 37.2% during the third quarter of 2023 to 42.6% during the third quarter of 2024. Contribution as a percentage of revenue increased from 36.0% to 41.5% over the same time period.

The Company’s wholesale revenue continues to be challenged by declining customer counts in the brick-and-mortar stores of our wholesale partners. However, at least some of the customers choosing to no longer shop in brick-and-mortar locations continue to purchase Legacy FitLife products online, and when a customer buys online the Company earns substantially higher gross profit and contribution.

Mimi's Rock (MRC)
(Unaudited)	2023		2024
	Q3	Q4	Q1	Q2	Q3
Wholesale revenue	$85	$91	$94	$90	$71
Online revenue	7,117	6,811	7,399	7,371	7,139
Total revenue	7,202	6,902	7,493	7,461	7,210
Gross profit	3,206	2,790	3,520	3,597	3,441
Gross margin	44.5%	40.4%	47.0%	48.2%	47.7%
Advertising and marketing	1,196	846	1,062	1,071	929
Contribution	$2,010	$1,944	$2,458	$2,526	$2,512
Contribution as a % of revenue	27.9%	28.2%	32.8%	33.9%	34.8%

For the third quarter of 2024, MRC revenue was consistent with the same period in 2023. Over the same time period, gross profit increased 7% and contribution increased 25%.

For the third quarter of 2024, gross margin increased to 47.7% from 44.5% last year.

Revenue for the largest MRC brand, Dr. Tobias, increased 6% in the third quarter of 2024 while revenue for the skin care brands, Maritime Naturals and All Natural Advice, declined 33% in the same period compared to the third quarter of 2023.

At the time of the MRC acquisition in 2023, the skin care brands were sold in a number of countries. Analysis subsequent to the acquisition determined that, in almost all countries other than Canada and the U.S., the products were being sold at levels resulting in negative contribution. Even worse, in many of those countries, the products were being sold at negative gross margins.

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

MusclePharm
(Unaudited)	2023		2024
	Q3	Q4	Q1	Q2	Q3
Wholesale revenue	$-	$180	$1,117	$1,388	$1,231
Online revenue	-	73	978	1,279	1,234
Total revenue	-	253	2,095	2,667	2,465
Gross profit	-	93	839	977	876
Gross margin	-	36.8%	40.0%	36.6%	35.5%
Advertising and marketing	-	-	86	161	94
Contribution	$-	$93	$753	$816	$782
Contribution as a % of revenue	-	36.8%	35.9%	30.6%	31.7%

MusclePharm revenue decreased 8% sequentially from the second quarter of 2024 to the third quarter of 2024, with wholesale revenue decreasing 11% and online revenue decreasing 4%. This slower movement is due in part to normal seasonality of sales as well as timing of customer orders in the wholesale channel.

In an effort to drive revenue growth, the Company is making targeted investments in advertising and promotion in both the wholesale and online channels. As a result of these investments, gross margin and contribution margin as a percent of revenue may fluctuate from quarter to quarter.

In addition, the Company is exploring additional new product launches and continues to have productive discussions with a number of potential new wholesale partners.

FitLife Consolidated
(Unaudited)	2023		2024
	Q3	Q4	Q1	Q2	Q3
Wholesale revenue	$4,446	$4,282	$5,717	$5,702	$5,161
Online revenue	9,456	9,018	10,832	11,228	10,816
Total revenue	13,902	13,300	16,549	16,930	15,977
Gross profit	5,696	5,363	7,287	7,580	7,001
Gross margin	41.0%	40.3%	44.0%	44.8%	43.8%
Advertising and marketing	1,275	917	1,228	1,326	1,093
Contribution	$4,421	$4,446	$6,059	$6,254	$5,908
Contribution as a % of revenue	31.8%	33.4%	36.6%	36.9%	37.0%

For the Company overall, revenue increased 15%, gross profit increased 23%, and contribution increased 34% compared to the third quarter of 2023.

Gross margin increased to 43.8% compared to 41.0% during the third quarter of last year.

Contribution as a percentage of revenue increased to 37.0% compared to 31.8% during the third quarter of last year.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$2,126	$1,696	$6,914	$3,816
Interest expense	326	249	1,085	598
Interest income	(19)	(119)	(41)	(269)
Foreign exchange (gain) loss	(21)	210	(26)	93
Provision for income taxes	770	434	2,306	1,490
Depreciation and amortization	22	22	85	64
EBITDA	3,204	2,492	10,323	5,792
Non-cash and non-recurring adjustments
Stock-based compensation	141	21	344	94
Merger and acquisition related	59	32	217	1,519
Restructuring costs	184	-	184	-
Amortization of inventory step-up	-	-	-	323
Non-recurring loss on foreign currency forward contract	-	-	-	112
Adjusted EBITDA	$3,588	$2,545	$11,068	$7,840

Liquidity and Capital Resources

As of September 30, 2024, the Company had positive working capital of $6,044, compared to $4,356 at December 31, 2023. Our principal sources of liquidity at September 30, 2024 consisted of $4,720 of cash and $2,008 of accounts receivable. The increase in working capital is principally attributable to positive operating cash flows during the nine months ended September 30, 2024, partially offset by a voluntary paydown of $2,500 on the Term Loans as well as the three scheduled amortization payments totaling $3,375.

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

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, as defined in the Amended Credit Agreement, among other things, interest will accrue at the applicable rate plus 2% per annum, and the Lender may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Lender for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of September 30, 2024.

As of September 30, 2024, the borrowings outstanding on the Term Loans and the Line of Credit were $14,250 and $0, respectively.

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

Cash Provided by Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2024 was $8,653, as compared to cash provided by operations of $2,772 for the nine months ended September 30, 2023. The increase in cash provided by operating activities was primarily due to the higher net income achieved in the first nine months of 2024 which was driven by the acquisitions of MRC and the MusclePharm assets, as well as the payment of the transaction-related costs and other payables and expenses that were accrued at MRC at the time the Company acquired MRC in 2023.

Cash Used in Investing Activities. Cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $10 and $18,984, respectively. The Company used $10 and $60 for purchases of property and equipment in the nine months ended September 30, 2024 and 2023, respectively. During the nine-month period ended September 30, 2023, the Company paid $17,099 to acquire MRC and had paid a deposit towards the acquisition of the MusclePharm assets.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities for the nine months ended September 30, 2024 was $5,875 compared to cash provided by financing activities of $11,250 during the three months ended September 30, 2023.

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

Goodwill and Intangibles

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

Management concluded that a triggering event did not occur during the three months ended September 30, 2024. We will continue to review for impairment indicators as necessary in future periods.

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

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the condensed consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer,   (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees for Amazon are recorded in advertising and marketing expense in the condensed consolidated statements of income and comprehensive income.

The Company disaggregates revenue into geographical regions and distribution channels. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the three months ended September 30, 2024 and 2023 was approximately 68% of net revenue for both periods, compared to 32% for the wholesale channel for the same periods.

Online revenue during the nine months ended September 30, 2024 and 2023 was approximately 66% and 62% of net revenue, compared to 34% and 38% for the wholesale channel for the same period.

Sales to customers in the U.S. were approximately 95% and 93% during the three months ended September 30, 2024 and 2023, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

Sales to customers in the U.S. were approximately 96% and 94% during the nine months ended September 30, 2024 and 2023, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

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

Foreign Currency

In January 2023, the Company entered into a foreign currency hedging transaction to mitigate the risk of adverse changes in the USD/CAD exchange rate with respect to the pending acquisition of MRC. The Company entered into a forward contract to purchase CAD $25.0 million, as the Company anticipated providing additional working capital funding beyond the CAD $23.2 million purchase price for MRC. As the geographical scope of our business broadens, we may engage in additional foreign currency hedging transactions in the future. The Company has not entered into any foreign currency hedging transactions during the nine months ended September 30, 2024.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Amended Credit Agreement (which includes the Term Loans as well as our Line of Credit), and our investments in short-term financial instruments. As of September 30, 2024, the Company had $14,250 outstanding on the Term Loans and $0 under its Line of Credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2024 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2024.

ITEM 5. OTHER INFORMATION

In the three months ended September 30, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant	FitLife Brands, Inc.

Date: November 14, 2024	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: November 14, 2024	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)