Form 10-K
period 2024-12-31
FITLIFE BRANDS, INC.
filed 2025-03-27
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $63,791,000.

As of March 26, 2025, there were 9,218,528 shares of common stock, $0.01 par value per share, issued and outstanding.

FITLIFE BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024 AND 2023

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

PART I

ITEM 1.  BUSINESS

Overview

FitLife Brands, Inc. (the “Company”) is a provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals, each acquired as a result of the acquisition of Mimi’s Rock Corp. (“MRC”) on February 28, 2023 (together, the “MRC Products"); and (iv) MusclePharm, which was acquired on October 10, 2023 as a result of the acquisition of substantially all of the assets of MusclePharm Corporation (“MusclePharm”).

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

Recent Developments

Stock Split

On February 7, 2025, the Company effected a 2-for-1 stock split of its Common Stock and proportionately increased the number of authorized shares of Common Stock. All share and per share information throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. The shares of Common Stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued in the stock split was reclassified from additional paid-in capital in excess of par value to Common Stock.

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

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold both domestically and internationally. The Company currently markets more than 100 different NDS Products to approximately 700 GNC franchise locations located in the United States, as well as to additional franchise locations in other countries, most of which are distributed through GNC’s distribution system. In addition, following the launch of Metis Nutrition, we distribute products through more than 1,400 corporate GNC stores in the United States. We sell iSatori Products through specialty, mass, and online retail locations. We sell the MRC Products primarily on Amazon.com (“Amazon”).  We sell MusclePharm products online directly to the end consumer as well as to wholesale partners.

A complete product list is available on our website at www.fitlifebrands.com.

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

MusclePharm Products

The MusclePharm assets were acquired by the Company on October 10, 2023. MusclePharm is a scientifically driven, performance lifestyle brand that develops, markets and distributes a variety of branded sports nutrition and general health products. MusclePharm products are sold to wholesale customers as well as online directly to the end consumer. We believe MusclePharm’s brand recognition attracts a large and engaged customer base consisting of athletes and other active individuals.

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

Product Reformulations and New Product Identification

From time to time, we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we evaluate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 23 new products during the year ended December 31, 2024, which included 19 completely new products and 4 product reformulations and flavor extensions, and we introduced a total of 18 new products during the year ended December 31, 2023, which included 6 completely new products and 12 product reformulations and flavor extensions.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through approximately 700 GNC franchise locations located throughout the United States. The Company also distributes NDS Products to additional franchise locations in other countries. In 2014, the Company transitioned distribution of NDS Products to GNC’s centralized distribution platform. For the years ended December 31, 2024 and 2023, the majority of NDS Product sales were through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally. In addition, we relaunched our Core Active brand as an online-exclusive brand. The GNC domestic franchise market remains a critical component of our operations. Management is committed to continue to work collaboratively with GNC and its franchisees to build on our established track record of innovation and operational performance.

iSatori Products

iSatori Products are distributed directly to consumers through the Company's own websites and through other e-commerce platforms such as Amazon, as well as through the specialty, drug and mass-market distribution channels.

In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s sales employees and management to oversee the drug and mass-market channels. iSatori sells its products to mass-market merchandisers either directly or through distributors of nutritional supplement products. In addition to the Company’s online distribution channels for direct-to-consumer sales, major iSatori customers include Vitamin Shoppe and Walgreens.

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

Product Returns

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites. Product sold to GNC may be returned from corporate store shelves or the distribution centers in the event the product is damaged, short dated, expired or recalled. GNC maintains a customer satisfaction program that allows customers to return product to the store for credit or refund. Subject to certain terms and restrictions, GNC may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. We also support a product return policy for iSatori Products, MRC Products and MusclePharm whereby customers can return product for credit or refund. Product returns can and do occur from time to time and can be material.

Competition

The nutrition industry is highly competitive, and the Company has many competitors that sell products similar to the Company’s products. Many of the Company’s competitors have significantly greater financial and human resources than our own. The Company seeks to differentiate its products and marketing from its competitors based on product quality, benefits, and functional ingredients. Patent and trademark applications that protect brands, product names, and new technologies are pursued whenever possible. While we cannot assure that such measures will mitigate the potential impact of competitive products, we believe our continued emphasis on innovation and new product development targeted at the needs of the consumer will enable the Company to effectively compete in the marketplace.

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In June 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet cGMPs to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and we currently operate in compliance with all GMPS.

The FDA regulates the labeling and marketing of dietary supplements and nutritional products, including the following:

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

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”) concerning the composition and labeling of dietary supplements, and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless the product makes claims in violation of DSHEA, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

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

Our operations outside the U.S. are similarly regulated by various agencies and entities in the countries in which we operate and in which our products are sold. The regulations of these countries may conflict with those in the U.S. and may vary from country to country. The sale of our products in certain European countries is subject to the rules and regulations of the European Union, which may be interpreted differently among the countries within the European Union. In other markets outside the U.S., we may be required to obtain approvals or certifications from a country’s ministry of health or comparable agency before we begin operations or the marketing of products in that country. These approvals may be secured through the Company directly or through the respective distributors depending on the country. Approvals or licenses may be conditioned on the reformulation of our products for a particular market or may be unavailable for certain products or product ingredients. These regulations may limit our ability to enter certain markets outside the U.S.

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

The Company formulates its products using proprietary ingredient formulations, flavorings and delivery systems. To further protect its product formulations and flavors, the Company may enter into agreements with manufacturers that provide exclusivity to certain products formulations and/or delivery technologies. When appropriate, the Company will seek to protect its research and development efforts by filing patent applications for proprietary product technologies or ingredient combinations. We have abandoned or not pursued efforts to register certain other patents and marks identifying other items in our product line for various reasons, including the inability of some names to qualify for registration or patent applications to qualify for patent protection, and due to our abandonment of certain such products. All trademark registrations are protected for a period of ten years and then are renewable thereafter if still in use.

Employees

We had 39 and 37 full-time employees as of December 31, 2024 and 2023, respectively. In addition, the Company utilizes consultants and temporary or part-time employees for certain services on an as-needed basis. We consider our employee relations to be good.

Cost of Compliance with Environmental Laws

We have not incurred any costs associated with compliance with environmental regulations, nor do we anticipate any future costs associated with environmental compliance; however, no assurance can be given that we will not incur such costs in the future.

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

Risks Relating to our Business and Industry

We face significant competition in the markets in which we compete. If we are not able to compete effectively, we may not be able to increase sales or maintain profitability.

We face intense competition in the markets in which we compete, including from numerous resellers, manufacturers and wholesalers of nutritional supplements and brands similar to ours, including retail, online and mail-order providers. Competition in our industry is based on, among other things, product quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, product variety, product packaging, shelf space, price, promotional activities and the ability to identify and satisfy dynamic, emerging consumer preferences. Many of our competitors offer a wider range of products than we offer, and/or may offer their products at more competitive prices than we do. And many of our competitors have longer operating histories, more-established brands in the marketplace, greater financial resources, better access to capital, and a greater social and digital media presence than we have. These competitors may use their resources to engage in various business activities that could place greater pressure on the sales of our products, resulting in reduced operating profit. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide market acceptance, which could have a negative effect on our future sales and profitability. In addition, aggressive advertising and promotion by our competitors including through social and digital media, may require us to compete by lowering prices or by increasing our marketing expenditures. If we are unable to maintain our pricing by, among other strategies, using social media and digital media platforms effectively to advertise our products, our business, financial condition, results of operations and cash flows could be adversely affected.

A substantial portion of our revenue is from sales of products on Amazon’s U.S. Marketplace and any change, limitation or restriction on our ability to operate on Amazon’s platform could have a material adverse effect on our business, results of operations, financial condition and prospects.

Approximately 66% of our total sales during the year ended December 31, 2024 were through Amazon’s U.S. marketplace, while all other sales through e-commerce channels contributed approximately 2% of our total sales. We are subject to the terms of service of Amazon and other marketplaces and various other seller policies and services that apply to third parties selling products on Amazon and other marketplaces. Generally, a marketplace has the right to terminate or suspend our participation in the marketplace if they believe we are violating the terms of service. Such marketplace may take other actions against us such as suspending or terminating a seller account or product listing and withholding payments owed to us indefinitely. If product listings were suspended for a prolonged period of time, or if Amazon were to terminate our selling account, this would have a material adverse effect on our business, results of operations, financial condition and prospects. While we endeavor to materially comply with the terms of services of the marketplaces on which we operate, we can provide no assurance that these marketplaces will have the same determination with respect to our compliance.

In addition, Amazon can make changes to its platform that could require us to change the manner in which we operate, limit our ability to successfully launch new products or increase our costs to operate and such changes could have an adverse effect on our business, results of operations, financial condition and prospects. Examples of changes that could impact us relate to platform fee charges (i.e., selling commissions), brand registry, warehouse capacity and charges, excluded products and limitations on sales and marketing. Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, results of operations, financial condition and prospects.

We are currently dependent on sales to GNC for a significant portion of our sales.

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 23% and 33% of our total sales for the years ended December 31, 2024 and 2023, respectively. GNC’s franchisees are not required to carry our products. In the event GNC ceases purchasing products from us, or otherwise reduces its purchases, our total revenue will be negatively impacted, and such impact could be material. Moreover, the transition to GNC’s centralized distribution system had the effect of concentrating a significant portion of our accounts receivable with a single payor. Prior to the transition, we collected receivables from individual franchisees. We anticipate that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that our sales to GNC decrease, our results from operations will be negatively affected, and such effect may be material.

Loss of, a significant reduction of purchases by, or bankruptcy of a major distribution partner or customer, may adversely affect our business, financial condition, results of operations and cash flows.

Our largest wholesale distribution partner is GNC, which filed bankruptcy in June 2020 under Chapter 11 of the U.S. Bankruptcy Code, resulting in the closure of a substantial portion of its retail locations. Although the bankruptcy did not affect our total sales, we were impacted as a result of the timing of the collection of accounts receivable. The success of our wholesale business depends, in part, on our ability to maintain our level of sales and product distribution through GNC and, to a lesser extent, through specialty and convenience channels. The competition to supply products to these high-volume stores is intense. Currently, we do not have material long-term supply agreements with GNC or any of our other distribution partners or customers, and each of them frequently reevaluate the products they carry. A decision by our major customers to decrease the amount of product purchased from us, including in response to shifts in consumer purchasing or traffic trends, sell another brand on an exclusive or priority basis or change the manner of doing business with us could reduce our revenues and materially adversely affect our business, financial condition, results of operations and cash flows. Our customers also may offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our wholesale customers may give higher priority to their own products or to the products of our competitors. In the event of a loss of any of our large customers, a significant reduction of purchases by any of our large customers, or the bankruptcy or serious financial difficulty of any of our large customers, our business, financial condition, results of operations and cash flows may be adversely affected.

Our ability to materially increase sales is largely dependent on the ability to increase sales of product to our wholesale partners as well as directly to the end consumer. We may invest significant amounts in these expansions with little success, and if we are unable to maintain good relationships with our existing customers and e-commerce platforms, our business could suffer.

We currently are focusing our marketing efforts on increasing the sale of products to GNC, both domestically and internationally, as well as increasing the number of retailers selling MusclePharm products. In addition, we are focused on increasing our direct-to-consumer revenue through e-commerce platforms such as Amazon. We may not be able to successfully increase sales through these channels.  Moreover, unilateral decisions could be taken by our distributors or customers to discontinue all or any of our products that they are carrying or selling at any time, which would cause our business to suffer. Further, the inability to sell our products through e-commerce platforms, including Amazon, would materially impact our sales and operating results.

In addition, although we continued efforts to expand international distribution for our products in the years ended December 31, 2024 and 2023, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

We must identify changing consumer and customer preferences and behaviors and develop and offer products to meet these preferences.

Consumer and customer preferences and behaviors evolve over time due to a variety of factors. The success of our business depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors, and to continue to develop and offer products that appeal to consumers and customers through the sales channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages, acceptance and the use of weight management medication, consumer in-home and on-the-go consumption patterns, preferences for certain sales channels, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, environmental concerns regarding packaging and attention to other social and governance aspects of our Company and operations, including transitioning to recyclable, compostable or reusable packaging. These changing preferences and requirements could require us to use specially sourced ingredients and packaging types that may be more difficult to source or entail a higher cost or incremental capital investment which we may not be able to pass on to customers.

Consumers are increasingly shopping through e-commerce websites and mobile commerce applications, and this trend is significantly altering the retail landscape in our category.  If we are unable to compete effectively in the expanding e-commerce market or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition, results of operations and cash flows.

Although we strive to respond to consumer or customer preferences and social expectations, we may not be successful in these efforts. Any significant changes in consumer or customer preferences or our inability to anticipate or react, or effectively introduce new products in response, to such changes could result in reduced demand for our products, which could negatively impact our business, financial condition, results of operations and cash flows.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products and brands and have a material adverse effect on our business.

We consider our intellectual property rights, particularly our trademarks, but also our trade secrets, know-how and copyrights, to be a significant and valuable asset of our business. We attempt to protect our intellectual property rights through a combination of trademark, copyright and trade secret laws, as well as third-party nondisclosure, confidentiality and assignment agreements and confidentiality provisions in third-party agreements and the policing of third-party misuses of our intellectual property. Our failure or inability to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of intellectual property, may diminish our competitiveness and could materially harm our business. We also are subject to risks associated with the protection of our trademarks and other intellectual property licensed to distributors of our products and of our trade secrets to our third-party contract manufacturers. If our licensed distributors or third-party contract manufacturers fail to protect our trademarks, trade secrets and other intellectual property, either intentionally or unintentionally, our business, financial condition, results of operations and cash flows may be adversely affected.

Our results may be adversely impacted if consumers do not maintain favorable perceptions of our brands.

Maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Brand value could diminish significantly due to a number of factors, including our products becoming unavailable to consumers, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, adverse publicity about our brands or our suppliers’ or third-party contract manufacturers’ business practices, our products, packaging or ingredients, concerns about food safety, real or perceived health concerns regarding our products, or consumer perception that we have acted in an irresponsible manner. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support. We may need to increase our marketing and advertising spending in order to maintain and increase customer and consumer awareness, protect and grow our existing market share or to promote new products, which could impact our business, financial condition, results of operations and cash flows. However, an increase in our marketing and advertising efforts may not maintain our current reputation or lead to an increase in brand awareness. Negative perceptions of the food and beverage industry as a whole, or the nutritional supplement category, may heighten attention from consumers, third parties, the media, governments, stockholders and other stakeholders to such factors and could adversely affect our brand image. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, products or packaging or the food and beverage industry generally on social or digital media (whether factual or not) or security breaches related to use of our social media could seriously damage our brands and reputation. If we do not maintain favorable perceptions of our products and our brands, or if we experience a loss of consumer confidence in our brands, our business, financial condition, results of operations and cash flows could be adversely impacted.

In addition, our success in maintaining and enhancing our brand image depends on our ability to anticipate change and adapt to a rapidly changing marketing and media environment, including our increasing reliance on social media and online, digital and mobile dissemination of marketing and advertising campaigns and the increasing accessibility and speed of dissemination of information. Furthermore, third parties may sell counterfeit or imitation versions of our products that are inferior or pose safety risks. If consumers confuse these counterfeit products for our products or have a bad experience with the counterfeit brand, they might refrain from purchasing our brands in the future, which could harm our brand image and sales. If we do not successfully maintain and enhance our reputation and brand health, then our brands, product sales, financial condition, results of operations and cash flows could be materially and adversely affected.

Our sales and profit growth are dependent upon our ability to expand existing market penetration and enter into new markets.

Successful growth depends on our ability to add new customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio. This growth would include expanding the number of our products retailers offer for sale, our product placement and our ability to secure additional shelf or retail space for our products, as well as increased access to online platforms to sell our products. The expansion of our business depends on our ability to obtain new, or expand our business with existing, customers, such as club, e-commerce, convenience and specialty customers. Our failure to successfully add new customers, enter into new markets, expand the number of products sold through existing customers and enhance our product portfolio could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are currently dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenue may decrease.

We rely on a limited number of third parties to supply and manufacture our products. Our products are manufactured on a purchase order basis only, and manufacturers can terminate their relationships with us at will. These third-party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs, or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenue, as well as jeopardize our relationships with our distributors and customers. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to develop alternative manufacturing sources on a timely basis. Additionally, our third-party manufacturers source the majority of the raw materials for our products and, if we were to use alternative manufacturers, we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would likely result in decreased product sales and a corresponding decline in revenue.

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

Our nutritional supplement products are made from various ingredients, including vitamins, minerals, amino acids, herbs, botanicals, fruits, berries, and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe that all of our products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in certain foods and may have similar sensitivities or reactions to ingredients contained in our products. Furthermore, nutrition science is subject to change based on new research. New scientific evidence may disprove the efficacy of our products or prove our products to have effects not previously known. We could be adversely affected by studies that may assert that our products are ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

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

The nutritional supplement industry has been growing at a strong pace over the past ten years. However, a number of factors with respect to the nutritional supplement industry could negatively impact the demand for our products. Additionally, low-carbohydrate products, liquid meal replacements, GLP-1 and other pharmaceutical products, or similar competing products could affect the market for certain categories of supplements. All these factors could have a negative impact on our sales growth.

Future outbreaks of COVID-19 or other illnesses could have a material adverse impact on us in the future.

The coronavirus (“COVID-19”) pandemic had a material impact on global supply chains, including for certain raw materials imported from China, among other countries, and this impacted our third-party suppliers and our wholesale partners.  As a result, we had to increase purchases of certain raw materials and build additional finished goods inventory, especially in our best-selling products, to avoid, in addition to other consequences, stockouts.  Although COVID-19 has largely abated, as well as the concomitant supply chain challenges resulting from the pandemic, in the event of future outbreaks of COVID-19 or other illnesses, our operations and those of our third-party suppliers or our wholesale partners could be adversely affected.

Our success depends on the experience and skill of our chief executive officer and key personnel, whom we may not be able to retain and we may not be able to hire enough additional personnel to meet our needs.

We are dependent on Dayton Judd, our Chair and Chief Executive Officer, for the continued performance of our business. There can be no assurance that he will continue to be employed by us for a particular period of time. The loss of Mr. Judd or and other executive officer or key personnel could harm our business, financial condition, cash flow and results of operations. We have not purchased any insurance policies with respect to Mr. Judd or any other executive officer in the event of the death or disability of Mr. Judd or any other executive officer. Therefore, if Mr. Judd or any of the member of our executive management team dies or becomes disabled, we will not receive any compensation to assist in their absence.

The success of our strategy depends on a well-defined management structure and the availability of a management team with proven competencies in the identification, acquisition and integration of complementary companies and assets. To implement our business plan, we will need to keep the personnel that we currently have and, if our business is to grow as planned, we will need additional personnel. We cannot assure you that we will be successful in retaining our present team or in attracting and retaining additional personnel. If we are unable to attract and retain key personnel or are unable to do so in a cost-effective manner, our business may be materially and adversely affected.

Financial and Economic Risks

The Company was profitable during the years ended December 31, 2024 and 2023. However, we may not be able to achieve sustained profitability. Our failure to sustain profitability or effectively manage growth could result in net losses, and therefore negatively affect our financial condition.

In the event of any decrease in sales, if we are not able to maintain growth, or if we are unable to effectively manage our growth, we may not be able to sustain profitability, and may incur net losses in the future, and those net losses could be material.  In the event we incur net losses, our financial condition could be negatively affected, and such effect could be material.

We may not be able to effectively manage our growth, which could materially harm our business, financial condition, results of operations and cash flows.

Our growth has placed, and we expect that our continued growth may place, a significant demand on our management, personnel, systems and resources. Our continued growth will require an increased investment by us in our third-party manufacturing relationships, personnel, technology, facilities and financial and management systems and controls, including monitoring and assuring our compliance with applicable regulations. We will need to integrate, train and manage a growing employee base. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected. If we fail to effectively manage our growth, our business, financial condition, results of operations and cash flows could be materially harmed.

Unfavorable economic conditions, including high inflation, recessions and other macroeconomic conditions or trends may have an adverse impact on our business, financial results, and prospects.

The willingness of consumers to purchase our products depends in part on general or local economic conditions and consumers’ discretionary spending habits. In periods of adverse or uncertain economic conditions, including during periods of high inflation or recession concerns, consumers may purchase less of our products, purchase more value or private label products or may forgo certain purchases altogether. In addition, our wholesale customers may seek to reduce their inventories in response to those economic conditions. In those circumstances, we could experience a reduction in sales. Further, during economic downturns, it may be more difficult to convince consumers to switch to, or continue to use, our brands without extensive promotions or price reductions.

As a result of economic conditions, we may be unable to raise our prices sufficiently to protect profit margins. We have previously experienced inflationary headwinds across our business, and although inflationary pressures have abated, any increase in inflation from current levels may result in our inability to achieve price increases or cost savings. And uncertain or unfavorable economic conditions have and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Current global geopolitical tensions, including related to Ukraine and the Middle East, may exacerbate any economic downturn and inflation. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flows.

Trade policies, treaties and tariffs could have a material adverse effect on our business.

The cost of our products is largely dependent on the cost and availability to our third-party suppliers of raw ingredients, some of which may be sourced outside of the U.S. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, Mexico and Canada, with respect to trade policies, treaties, tariffs and taxes. The U.S. presidential administration has imposed additional tariffs on China, Mexico and Canada, and the administration and the U.S. Congress are in the process of revisiting changes made by the prior U.S. presidential administration with respect to other countries. These developments, or the perception that any of them could occur, could have a material effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. This uncertainty includes the possibility of altering or increasing the existing tariffs or penalties on products originating outside the U.S, and the potential tariffs imposed on U.S. products sold in international markets. The institution of trade tariffs on raw ingredients imported by our third-party suppliers from other countries could increase our costs, which could have a negative impact on our business.

We may incur substantial debt in conjunction with our M&A strategy, which could have a negative impact on our liquidity position and which could adversely affect our business.

As of December 31, 2024, we had approximately $13.0 million in aggregate principal amount of total debt, and we may incur additional indebtedness to fund future acquisitions. Our overall leverage and the terms of our financing arrangements could (i) limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity; (ii) make it more difficult for us to satisfy the terms of our obligations under the terms of our financing arrangements; (iii) limit our ability to refinance our indebtedness on terms acceptable to us, or at all; (iv) limit our flexibility to plan for and to adjust to changing business and market conditions in the markets in which we operate and increase our vulnerability to general adverse economic and industry conditions; (v) require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; (vi) increase our vulnerability to adverse economic or industry conditions; and (vii) subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including the impact of pandemics and other outbreaks of contagious diseases, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation, and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.

The agreements governing our current and potential future indebtedness may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests, and failure to comply with these covenants could have a material adverse effect on us.

Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness. Financing arrangements which we enter into in the future could contain similar restrictions and additionally could require us to comply with similar, new or additional financial tests or to maintain similar, new or additional financial ratios. The terms of our financing arrangements, financing arrangements which we enter into in the future and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things: borrow money or guarantee debt; create liens; pay dividends on or redeem or repurchase stock or other securities; make investments and acquisitions; enter into new lines of business; enter into transactions; and sell assets or merge with other companies.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements that may contain cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these arrangements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

To service indebtedness and fund other cash needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to pay principal and interest on our debt obligations and to fund any planned capital expenditures and other cash needs will depend in part upon the future financial and operating performance of our business and upon our ability to renew or refinance borrowings. Prevailing economic conditions, our future financial and operating performance, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.

Under these circumstances, if we are unable to make payments, refinance our debt or obtain new financing, we may consider other options, including: sales of assets; sale of equity; reductions or delays of capital expenditures, strategic acquisitions, investments and alliances; or negotiations with our lenders to restructure the applicable debt.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient, to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms, or at all.

Increases in interest rates may negatively affect our earnings.

From time to time, we have debt outstanding with exposure to variable interest rates. As a result, we have in the past been and may in the future be adversely affected by rising interest rates, which will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows.

Impairment in the carrying value of intangible assets could negatively impact our financial condition and results of operations. If our goodwill or other intangible assets become impaired, we will be required to record impairment charges, which may be significant.

Our balance sheet includes intangible assets, including goodwill, trademarks, trade names, customer relationships and other acquired intangibles. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized. Our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization, and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the loss or bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge recorded in our results of operations. No impairments were recorded in the years ended December 31, 2024 or 2023. However, we could have impairments in the future.

Unsuccessful implementation of business strategies to reduce costs, or unintended consequences of the implementation of such strategies, may adversely affect our business, financial condition, results of operations and cash flows.

Many of our costs, such as freight, raw materials and energy, are outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, or if the implementation of these projects results in unintended consequences, such as business disruptions, distraction of management and employees or reduced productivity, our business, financial condition, results of operations and cash flows may be adversely impacted. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our business, financial condition, results of operations and cash flows may be adversely affected.

Legal and Regulatory Risks

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we or our distributors or wholesale partners will be in compliance with all of these regulations. A failure by us or our distributors or wholesale partners to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenue.

We are dependent on our third-party manufacturers to supply our products in the compositions we require, and we do not independently analyze each production lot of our products. Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenue.

Although we require that our manufacturers verify the accuracy of the contents of our products for each production lot, we do not have the internal expertise or personnel to monitor the production of products by these third parties. We rely primarily, with limited independent verification, on certificates of analysis regarding product content provided by our third-party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to reliably supply products to us in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, and decreased revenue.

Certain of our products are subject to a higher level of regulatory scrutiny, resulting in increased costs of operations and the potential for delays in product sales.

Certain of our products are regulated by the FDA as dietary supplements, which are subject to levels of regulatory scrutiny different from those applicable to conventional food. Such heightened regulatory scrutiny results in increased costs of operations and the potential for delays in product sales. In addition, there is some risk that product classifications could be changed by the regulators, which could result in significant fines, penalties, discontinued distribution and relabeling costs. Any of these events would negatively impact our revenues and costs of operations.

Pending and future litigation and claims may impair our reputation or lead us to incur significant costs.

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third-party contract manufacturers, intellectual property infringement, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. Lawsuits filed against food and beverage or nutritional supplement companies alleging deceptive advertising and labeling continue to increase. In addition, actions we have taken or may take, or decisions we have made or may make, may result in legal claims or litigation against us. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements, become subject to injunctions or other equitable remedies, be required to modify our business processes, practices or products or be required to stop selling certain of our products. In addition, intellectual property infringement litigation or claims could cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any or all of these consequences could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although we have product liability insurance in place, the potential liabilities associated with lawsuits and claims could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If our products become contaminated or adulterated, or if they are misbranded or mislabeled, we might need to recall or withdraw those items and we may experience product liability claims.

Selling food products, beverages and nutritional supplements involves a number of legal and other risks, including contamination, spoilage, degradation, tampering, mislabeling or other adulteration. Additionally, many of the raw materials used to make certain of our products, particularly milk-based protein, are vulnerable to spoilage and contamination by naturally occurring molds and pathogens, such as salmonella, and pests. These pathogens may survive in our products as a result of improper handling by customers or consumers. We do not have control over handling procedures once our products have been shipped for distribution. We may need to recall or withdraw some or all of our products if they become damaged, contaminated, adulterated, mislabeled or misbranded, whether caused by us or someone in our supply chain.  A recall or withdrawal could result in destruction of product ingredients and inventory, negative publicity, temporary plant closings for our third-party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines and increased scrutiny by federal, state and foreign regulatory agencies. New scientific discoveries regarding microbes and food manufacturing may bring additional risks and latent liability. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity, including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage customers or consumers from buying our products or cause production and delivery disruptions. Any of these events or a loss of customer or consumer confidence could have an adverse effect on our business, financial condition, results of operations and cash flows.

Risk Factors Related to Potential Acquisitions

If we pursue additional acquisitions or other strategic transactions, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

We completed the acquisition of Mimi’s Rock Corp. on February 28, 2023 and the acquisition of substantially all of the assets of MusclePharm on October 10, 2023. From time to time, we may evaluate and pursue additional potential acquisitions or other strategic transactions. Evaluating potential transactions, including divestitures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities and information technology, personnel and other integration expenses), and may divert the attention of our management from day-to-day operating matters. Companies or operations we acquire or joint ventures we enter into may not be profitable or may not achieve the anticipated profitability that justifies our investments.

With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us or achieve expected returns and other benefits as a result of integration challenges. The successful integration of acquisitions is complex and depends on our ability to manage the operations and personnel of the acquired businesses. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following: employees may voluntarily or involuntarily separate from employment with us or the acquired businesses because of the acquisitions; our management may have its attention diverted while trying to integrate the acquired businesses; we may encounter obstacles when incorporating the acquired businesses into our operations and management; we may be required to recognize impairment charges; and integration may be more costly or more time consuming and complex or less effective than anticipated.

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

The market price of the securities of a company can be subject to wide price swings. For example, the closing price of our Common Stock has ranged from a high of $17.50 to a low of $9.60 during the year ending December 31, 2024. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume traded, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including exogenous factors as well as the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

We may issue Preferred Stock with rights senior to the Common Stock.

Our Articles of Incorporation authorize the issuance of up to 10 million shares of preferred stock, par value $0.01 per share ("Preferred Stock"), in the aggregate. Currently, we have the following classes of Preferred Stock authorized, which could be issued without shareholder approval: (i) 1,000 shares of Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred”); and (ii) 2,000 shares of Series B Junior Participating Preferred Stock, par value $0.01. However, the rights and preferences of any class or series of Preferred Stock, were we to designate or issue additional shares of Preferred Stock, would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our Common Stock.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in increased expense and significant management time and attention.

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

ITEM 2.    PROPERTIES

The Company, including its subsidiaries, leases its headquarters in Omaha, Nebraska, as well as office space in Oakville, Ontario, Canada.   Management believes that the Company's locations are adequate to support the business and suitable for present purposes, and the property and equipment have been well maintained.

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

As of December 31, 2024, there were 9,210,216 shares of Common Stock outstanding and 20 shareholders of record of the Company’s Common Stock, in addition to an undetermined number of holders whose shares are held in “street name.”

The following table sets forth the high and low closing prices for our Common Stock for the periods indicated:

	High	Low
Fiscal Year 2024
First Quarter (January - March 2024)	$12.00	$9.60
Second Quarter (April - June 2024)	$17.50	$12.25
Third Quarter (July - September 2024)	$16.89	$14.59
Fourth Quarter (October - December 2024)	$17.44	$15.13

Fiscal Year 2023
First Quarter (January - March 2023)	$9.60	$7.75
Second Quarter (April - June 2023)	$8.63	$7.75
Third Quarter (July - September 2023)	$9.66	$7.64
Fourth Quarter (October - December 2023)	$11.22	$9.31

Share Repurchase Program

On August 16, 2019, the Company approved a share repurchase program, pursuant to which the Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the subsequent 24 months (the "Share Repurchase Program"). The Share Repurchase Program was amended September 23, 2019 to increase the repurchase amount to $1,000,000, and include shares of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants") in the Share Repurchase Program, to be repurchased over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management; further amended on November 6, 2019 to increase the repurchase amount to $2,500,000 over the subsequent 24 months; and further amended on February 1, 2021 to increase the repurchase amount to up to $5,000,000 over the subsequent 24 months.

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

During the year ended December 31, 2024, the Company did not repurchase any shares of the Company’s Common Stock under the Share Repurchase Program. As of December 31, 2024, the Company may purchase up to $5,000,000 of additional shares of Common Stock under the Share Repurchase Program.

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

Products and Recent Acquisitions

FitLife Brands, Inc. (the “Company”) is a provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals, each acquired as a result of the acquisition of Mimi’s Rock Corp. (“MRC”) on February 28, 2023 (together, the “MRC Products"); and (iv) MusclePharm, which was acquired on October 10, 2023 as a result of the acquisition of substantially all of the assets of MusclePharm Corporation (“MusclePharm”).

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

As of December 31, 2024 and 2023, the Company had provided a reserve for doubtful accounts of $41 and $17, respectively.

Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. The deferred tax liabilities of the Company relate primarily to intangible assets that are not deductible for tax purposes in the jurisdictions to which they relate.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2024 and 2023, the Company has not established a liability for uncertain tax positions.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2024 and 2023 amounted to $564 and $571, respectively.

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

Total allowance for expiring, excess and slow-moving inventory items as of December 31, 2024 and 2023 amounted to $100 and $162, respectively.

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

There were no impairment charges incurred during the year ended December 31, 2024.

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

The Company’s products are also sold on e-commerce platforms including Amazon.  For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company: (1) owns the goods before they are transferred to the customer, (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in advertising and marketing expense in the consolidated statements of income and comprehensive income.

The Company disaggregates revenue into distribution channels, geographical regions, and collections of brands (Legacy FitLife and recently acquired brands).  The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, for the year ended December 31, 2024 was approximately 67% of total revenue, compared to roughly 63% of total revenue during the same twelve-month period in 2023.

Sales to customers in the U.S. were approximately 95% and 93% for the year ended December 31, 2024 and 2023, respectively, with the balance of sales to customers primarily in Canada.

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

Stock-Based Compensation

The Company periodically issues restricted share units (“RSUs”), stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered. Such issuances vest and expire according to the terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from non-employees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock-based payments to officers, directors, and employees that are time vested are measured at the grant date fair value and compensation cost is recognized on a straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock-based payments is estimated using the Black-Scholes option-pricing model or other applicable valuation model such as the Monte Carlo valuation pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

Results of Operations

	Year ended December 31, 2024	Year ended December 31, 2023	$ Change	% Change
Revenue	$64,469	$52,700	$11,769	22%
Cost of goods sold	36,389	31,268	5,121	16%
Gross profit	28,080	21,432	6,648	31%
Gross margin percentage	43.6%	40.7%	n/m	2.9%
Operating expense:
Advertising and marketing	4,626	4,276	350	8%
Selling, general and administrative (“SG&A”)	9,972	7,885	2,087	26%
Merger and acquisition related expense	255	1,627	(1,372)	(84)%
Depreciation and amortization	108	94	14	15%
Total operating expense	14,961	13,882	1,079	8%
Income from operations	13,119	7,550	5,569	74%
Other expense (income)	1,248	547	701	128%
Provision for income tax	2,887	1,707	1,180	69%
Net income	$8,984	$5,296	$3,688	70%

Fiscal Year Ended December 31, 2024 Compared to Fiscal Year Ended December 31, 2023

Revenue. Revenue for the year ended December 31, 2024 increased 22% to $64,469 as compared to $52,700 for the year ended December 31, 2023. The increased revenue for the year ended December 31, 2024 compared to the prior year is primarily due to the acquisition of MRC and the MusclePharm assets, partially offset by a decline in Legacy FitLife revenue. MRC was acquired February 28, 2023, and as such, only ten months of MRC revenue were included in the Company’s financial statements for the year ended December 31, 2023. The MusclePharm assets were acquired on October 10, 2023.

Legacy FitLife revenue for the year ended December 31, 2024 was $25,387, a 10% decrease compared to the previous year, driven by a 16% decline in wholesale revenue, partially offset by a 3% increase in online revenue. The Company’s wholesale revenue continues to be challenged by declining customer counts in the brick-and-mortar stores of our wholesale partners.

MRC revenue for the year ended December 31, 2024 was $29,036. MRC revenue for the period from February 28, 2023 to December 31, 2023 was $24,370.

During the year ended December 31, 2024, MusclePharm generated revenue of $10,046, of which approximately half was generated from wholesale customers and half from online sales.

Online revenue during the year ended December 31, 2024 was approximately 67% of total revenue, compared to roughly 63% of total revenue during the same twelve-month period in 2023.

Sales to customers in the U.S. were approximately 95% and 93% for the year ended December 31, 2024 and 2023, respectively, with the balance of sales primarily to customers in Canada.

The Company continually reformulates and introduces new products across its various brands, while also seeking to increase both the number of stores and number of approved products that can be sold within the GNC franchise system that comprises a significant portion its domestic and international distribution footprint. Management also believes that its focus on developing its e-commerce capabilities will drive additional incremental sales in the short-term, while yielding substantial benefits in the longer-term.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2024 increased 16% to $36,389 as compared to $31,268 for the year ended December 31, 2023. The increase of $5,121 is primarily due to an increase in revenue attributable to the acquisitions of MRC and the MusclePharm assets.

Gross Profit. Gross profit for the year ended December 31, 2024 increased to $28,080 as compared to $21,432 for the year ended December 31, 2023. This 31% increase in gross profit is principally attributable to higher MRC gross profit as well as incremental gross profit from MusclePharm.

Gross Margin. Gross margin for the year ended December 31, 2024 increased to 43.6% from 40.7% for the year ended December 31, 2023. The increase in gross margin is primarily attributable to higher margins from MRC and Legacy FitLife as well as the amortization of the fair value step-up to MRC inventory acquired in the first quarter of 2023. Excluding the $323 impact of the step-up amortization, gross margin would have been 41.3% during the year ended December 31, 2023.

Advertising and Marketing. Advertising and marketing expense for the year ended December 31, 2024 increased to $4,626 as compared to $4,276 for the same period of the prior year. The 8% increase is primarily due to the full-period impact of MRC advertising and marketing as well as incremental advertising and marketing expense following the acquisition of the MusclePharm assets.

SG&A. SG&A expense for the year ended December 31, 2024 increased by $2,087 to $9,972 as compared to $7,885 for the year ended December 31, 2023. The increase was primarily due to the full-period impact of MRC SG&A as well as higher personnel costs (including salaries and benefits) and higher professional fees. In addition, the Company incurred non-recurring severance costs of $184 during the year ended December 31, 2024.

Merger and Acquisition Related Expense. Merger and acquisition related expense decreased to $255 for the year ended December 31, 2024 compared to $1,627 for the same period of 2023, driven primarily by transaction costs related to the acquisition of MRC and the MusclePharm assets in 2023.

Net Income. We generated a net income of $8,984 for the year ended December 31, 2024, an increase of 70% compared to net income of $5,296 for the year ended December 31, 2023. The increase in net income for the year ended December 31, 2024 compared to the same period in 2023 was primarily attributable to higher revenue and gross profit from MRC, incremental revenue and gross profit from MusclePharm, as well as a reduction in acquisition-related expense due to the acquisitions of MRC and the MusclePharm assets that closed during 2023, partially offset by incremental SG&A expense and higher interest expense due to the debt borrowed in conjunction with the acquisition of the MusclePharm assets.

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

Legacy FitLife
(Unaudited)	2023	2024
	Q4	Q1	Q2	Q3	Q4
Wholesale revenue	$4,011	$4,506	$4,224	$3,859	$3,210
Online revenue	2,134	2,455	2,578	2,443	2,112
Total revenue	6,145	6,961	6,802	6,302	5,322
Gross profit	2,480	2,928	3,006	2,684	2,115
Gross margin	40.4%	42.1%	44.2%	42.6%	39.7%
Advertising and marketing	71	80	94	70	59
Contribution	$2,409	$2,848	$2,912	$2,614	$2,056
Contribution as a % of revenue	39.2%	40.9%	42.8%	41.5%	38.6%

For the fourth quarter of 2024, Legacy FitLife revenue declined 13% compared to the same period last year, primarily driven by a 20% decline in wholesale revenue.  During the fourth quarter, a commercial dispute with GNC, the Company’s largest customer, resulted in the Company rejecting all purchase orders from GNC beginning on December 1, 2024.  However, any product that was ordered by GNC prior to December 1, 2024 continued to be shipped and was all received by GNC prior to the end of December 2024.

Subsequent to the end of the fourth quarter, in early January 2025, the Company began selling and shipping product directly to its GNC franchisee customers.  On January 23, 2025, the Company and GNC settled their commercial dispute and the Company immediately began accepting purchase orders from GNC, with shipments to the GNC distribution centers beginning approximately two weeks later.  The Company continued shipping directly to GNC franchisees until the GNC distribution centers were restocked.  Subsequent to the distribution centers being restocked during February 2024, in the event GNC distribution centers do not have adequate inventory to fulfill franchisee orders of the Company’s products, the Company may make shipments directly to GNC franchisees in order to ensure continued availability of the Company’s products on store shelves.

Gross margin decreased from 40.4% during the fourth quarter of 2023 to 39.7% during the fourth quarter of 2024. Contribution as a percentage of revenue decreased from 39.2% to 38.6% over the same time period.

The Company’s wholesale revenue continues to be challenged by declining customer counts in the brick-and-mortar stores of our wholesale partners. However, at least some of the customers choosing to no longer shop in brick-and-mortar locations continue to purchase Legacy FitLife products online, and when a customer buys online the Company earns substantially higher gross profit and contribution.

Mimi's Rock (MRC)
(Unaudited)	2023	2024
	Q4	Q1	Q2	Q3	Q4
Wholesale revenue	$91	$94	$90	$71	$40
Online revenue	6,811	7,399	7,371	7,139	6,832
Total revenue	6,902	7,493	7,461	7,210	6,872
Gross profit	2,790	3,520	3,597	3,441	3,350
Gross margin	40.4%	47.0%	48.2%	47.7%	48.7%
Advertising and marketing	846	1,062	1,071	929	803
Contribution	$1,944	$2,458	$2,526	$2,512	$2,547
Contribution as a % of revenue	28.2%	32.8%	33.9%	34.8%	37.1%

For the fourth quarter of 2024, MRC revenue was down slightly compared to the same period in 2023. Over the same time period, gross profit increased 20% and contribution increased 31%.

For the fourth quarter of 2024, gross margin increased to 48.7% from 40.4% during the same period last year.

Revenue for the largest MRC brand, Dr. Tobias, increased 6% in the fourth quarter of 2024 while revenue for the skin care brands, Maritime Naturals and All Natural Advice, declined 38% in the same period compared to the fourth quarter of 2023.

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

MusclePharm
(Unaudited)	2023	2024
	Q4	Q1	Q2	Q3	Q4
Wholesale revenue	$180	$1,117	$1,388	$1,231	$1,689
Online revenue	73	978	1,279	1,234	1,130
Total revenue	253	2,095	2,667	2,465	2,819
Gross profit	93	839	977	876	747
Gross margin	36.8%	40.0%	36.6%	35.5%	26.5%
Advertising and marketing	-	86	161	94	117
Contribution	$93	$753	$816	$782	$630
Contribution as a % of revenue	36.8%	35.9%	30.6%	31.7%	22.3%

MusclePharm revenue increased 14% sequentially from the third quarter of 2024 to the fourth quarter of 2024, with wholesale revenue increasing 37% and online revenue decreasing 8%. This slower movement in the online channel is due primarily to normal seasonality of retail sales.

As previously disclosed, in an effort to drive revenue growth, the Company is making targeted investments in advertising and promotion in both the wholesale and online channels. During the fourth quarter of 2024, the Company offered additional promotional incentives to certain wholesale partners in an effort to drive incremental growth for the MusclePharm brand.  In most cases, these investments are accounted for as a reduction in net revenue rather than as advertising and marketing spend.  Despite the increased promotions and the accompanying deductions from gross revenue, the Company generated record net revenue from wholesale customers during the quarter. The Company anticipates that the increased promotional efforts will continue for the foreseeable future.  As a result of these investments, gross margin and contribution margin as a percent of revenue may fluctuate materially from quarter to quarter.

As previously announced, subsequent to the end of the quarter, the Company launched the new MusclePharm Pro Series, a collection of premium sports nutrition products, in a two-month pilot in high-volume Vitamin Shoppe stores (consisting of approximately 60% of Vitamin Shoppe’s nationwide store base) in mid-March 2025. If the pilot effort is successful, the Pro Series is anticipated to be added to the assortment in all Vitamin Shoppe stores and will be exclusive to Vitamin Shoppe for a period of 12 months.

In addition, the Company is exploring additional new product launches and continues to have productive discussions with a number of potential new wholesale partners.

FitLife Consolidated
(Unaudited)	2023	2024
	Q4	Q1	Q2	Q3	Q4
Wholesale revenue	$4,282	$5,717	$5,702	$5,161	$4,939
Online revenue	9,018	10,832	11,228	10,816	10,074
Total revenue	13,300	16,549	16,930	15,977	15,013
Gross profit	5,363	7,287	7,580	7,001	6,212
Gross margin	40.3%	44.0%	44.8%	43.8%	41.4%
Advertising and marketing	917	1,228	1,326	1,093	979
Contribution	$4,446	$6,059	$6,254	$5,908	$5,233
Contribution as a % of revenue	33.4%	36.6%	36.9%	37.0%	34.9%

For the fourth quarter of 2024 for the Company overall, revenue increased 13%, gross profit increased 16%, and contribution increased 18% compared to the fourth quarter of 2023.

Gross margin increased to 41.4% during the fourth quarter of 2024 compared to 40.3% during the fourth quarter of last year.

Contribution as a percentage of revenue increased to 34.9% compared to 33.4% during the fourth quarter of last year.

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

As presented below, EBITDA excludes interest, foreign exchange gains and losses, income taxes, and depreciation and amortization. Adjusted EBITDA excludes—in addition to interest, foreign exchange gains and losses, taxes, depreciation and amortization—stock-based compensation, merger and acquisition related expense and other non-recurring costs. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	Year ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Net income	$8,984	$5,296
Interest expense	1,367	1,025
Interest income	(69)	(289)
Foreign exchange (gain) loss	(50)	(189)
Provision for income taxes	2,887	1,707
Depreciation and amortization	108	94
EBITDA	13,227	7,644
Non-cash and non-recurring adjustments
Stock-based compensation	459	473
Merger and acquisition related	255	1,627
Restructuring costs	184
Amortization of inventory step-up	-	323
Non-recurring loss on foreign currency forward contract	-	112
Adjusted EBITDA	$14,125	$10,179

Liquidity and Capital Resources

As of December 31, 2024, the Company had positive working capital of $6,832 compared to $4,356 at December 31, 2023. Our principal sources of liquidity at December 31, 2024 consisted of $4,468 of cash and $1,626 of accounts receivable. The increase in working capital is principally attributable to positive operating cash flows during the year ended December 31, 2024, partially offset by a voluntary paydown of $2,500 on the Term Loans as well as the three scheduled amortization payments totaling $4,500.

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

On February 23, 2023, the Company and the Lender amended the Line of Credit Agreement (the “Prior Credit Agreement”) providing the Company with a term loan for the principal amount of $12.5 million (“Term Loan A”). All other terms of the Credit Agreement remain unchanged. All of the proceeds from Term Loan A were used for the acquisition of MRC.

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with the Lender, amending and restating the Credit Agreement between the Company and the Lender. Pursuant to the Credit Agreement, the Lender provided the Company with an additional term loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 23, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets.

On December 19, 2024, the Company entered into the First Amendment to the Amended Credit Agreement (the “Amended Credit Agreement”) to extend the $3.5 million Line of Credit to April 30, 2026. Pursuant to the Amended Credit Agreement, the Line of Credit accrues interest at an annual rate equal to the greater of 3.50% or the one-month secured overnight financing rate (“SOFR”) rate plus 2.75%, and each advance will be payable on the maturity date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the maturity date, without premium or penalty.

Also pursuant to the Amended Credit Agreement, the Term Loans accrue interest at an annual rate equal to the greater of 3.50% or the one-month SOFR rate plus 2.75%, and principal plus accrued interest will be payable quarterly in June, September, December, and March, in amounts sufficient to fully amortize the Term Loans through February 28, 2028 in the case of Term Loan A and through October 10, 2028 in the case of Term Loan B. The Company may prepay amounts borrowed under the Term Loans, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to the Lender at least one business day prior to the proposed prepayment.

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, as defined in the Amended Credit Agreement, among other things, interest will accrue at the applicable rate plus 2% per annum, and the Lender may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Lender for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of December 31, 2024.

As of December 31, 2024, the borrowings outstanding on the Term Loans and the Line of Credit were $13,125 and $0, respectively.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $9,610 during the year ended December 31, 2024, compared to net cash provided by operating activities of $4,220 for the year ended December 31, 2023. The increase in cash provided by operating activities was primarily due to the higher net income driven by the acquisitions of MRC and the MusclePharm assets, as well as the payment of the transaction-related costs and other payables and expenses that were accrued at MRC at the time the Company acquired MRC in 2023.

Cash Used in Investing Activities

Cash used in investing activities was $10 and $35,993 during the years ended December 31, 2024 and 2023, respectively. The Company used $10 and $106 for purchases of property and equipment in the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company paid $17,099 for the acquisition of MRC and $18,788 for the acquisition of MusclePharm assets.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities for the year ended December 31, 2024 was $6,983 as compared to cash provided by financing activities of $20,296 during the year ended December 31, 2023.

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

Foreign Currency

In January 2023, the Company entered into a foreign currency hedging transaction to mitigate the risk of adverse changes in the USD/CAD exchange rate with respect to the pending acquisition of MRC. The Company entered into a forward contract to purchase CAD $25.0 million, as the Company anticipated providing additional working capital funding beyond the CAD $23.2 million purchase price for MRC. As the geographical scope of our business broadens, we may engage in additional foreign currency hedging transactions in the future. The Company has not entered into any foreign currency hedging transactions during the year ended December 31, 2024.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Amended Credit Agreement (which includes the Term Loans as well as our Line of Credit), and our investments in short-term financial instruments. As of December 31, 2024, the Company had $13,125 outstanding on the Term Loans and $0 under its Line of Credit.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our CEO and CFO evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

(c)   Changes in Internal Controls over Financial Reporting.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On October 3, 2024, Todd Ordal, a member of the Board of Directors of the Company, adopted a trading arrangement for the purchase of the Company’s Common Stock (the “Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Trading Plan has a term of 4 years, expiring on December 31, 2029, and provides for the quarterly purchase of 150 shares Common Stock.

Other than as disclosed above, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 9C.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170)).
3.2	Amendments to Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) filed with Amendment No. 3 to the Company’s Registration Statement on Form SB-2 (Commission File No. 333-137170)).
3.3	Amended and Restated Bylaws of the Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 25, 2018).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2010).
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

3.10	Certificate of Change for FitLife Brands, Inc., effective as of December 2, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2021).
4.1	Form of Warrant, dated November 13, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.2	Tax Benefit Preservation Plan, dated February 26, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).
4.3	Description of the Registrant’s Securities.
10.1	Assignment of Name (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2009).
10.2	Form of Subscription Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
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
10.9

Amended and Restated Security Agreement, dated February 23, 2023, among FitLife Brands, Inc., NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2023).

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 22, 2024).
19.1	Insider Trading and Unauthorized Disclosure Policy
21	List of Subsidiaries.
23.1	Consent of Weinberg & Company, P.A.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1	FitLife Brands, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	FitLife Brands, Inc.

Date: March 27, 2025	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2025	By: /s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 27, 2025	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair of the Board

Date: March 27, 2025	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 27, 2025	By: /s/ Matthew Lingenbrink
Matthew Lingenbrink
Director

Date: March 27, 2025	By: /s/ Todd Ordal
Todd Ordal
Director

Date: March 27, 2025	By: /s/ Seth Yakatan
Seth Yakatan
Director

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the

Board of Directors of FitLife Brands, Inc.

Omaha, NE

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

As of December 31, 2024, the Company’s inventory totaled $11.1 million. As explained in Note 2 and 4 to the financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, expiration dates of inventory and other factors.

We identified the evaluation of slow-moving and obsolete inventories at net realizable value as a critical audit matter because a high degree of auditor judgment and effort was required to evaluate the Company’s ability to sell certain products.

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s analysis for estimated excess or obsolete inventories and evaluated the appropriateness of management’s approach;
●	We tested the age and expiration dates of inventory items based on third party documents; and
●

We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

We have served as the Company’s auditor from 2018 through 2019, and since October 2023.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 27, 2025

FITLIFE BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,468	$1,139
Restricted cash	52	759
Accounts receivable, net of allowance of doubtful accounts of $41 and $17, respectively	1,626	2,046
Inventories, net of allowance for obsolescence of $100 and $162, respectively	11,074	9,091
Sales tax receivable	25	1,019
Prepaid expense and other current assets	898	639
Total current assets	18,143	14,693

Property and equipment, net	75	137
Right of use asset	412	121
Intangibles, net of amortization of $152 and $113, respectively	26,235	26,309
Goodwill	13,022	13,294
Deferred tax asset	644	792
TOTAL ASSETS	$58,531	$55,346

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$4,067	$3,261
Accrued expense and other liabilities	684	1,026
Income taxes payable	1,415	892
Product returns	564	571
Term loan – current portion	4,500	4,500
Lease liability - current portion	81	87
Total current liabilities	11,311	10,337
Term loan, net of current portion and unamortized deferred finance costs	8,550	15,509
Long-term lease liability, net of current portion	331	51
Deferred tax liability	2,213	2,413
TOTAL LIABILITIES	22,405	28,310

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.01 par value, 120,000 shares authorized; 9,210 and 9,196 issued and outstanding as of December 31, 2024 and 2023, respectively	92	92
Additional paid-in capital	31,129	30,653
Retained earnings (accumulated deficit)	5,567	(3,417)
Foreign currency translation adjustment	(662)	(292)
TOTAL STOCKHOLDERS' EQUITY	36,126	27,036
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,531	$55,346

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Years ended December 31,
	2024	2023

Revenue	$64,469	$52,700
Cost of goods sold	36,389	31,268
Gross profit	28,080	21,432

OPERATING EXPENSE:
Advertising and marketing	4,626	4,276
Selling, general and administrative	9,972	7,885
Merger and acquisition related	255	1,627
Depreciation and amortization	108	94
Total operating expense	14,961	13,882
OPERATING INCOME	13,119	7,550

OTHER EXPENSE (INCOME)
Interest income	(69)	(289)
Interest expense	1,367	1,025
Foreign exchange gain	(50)	(189)
Total other expense, net	1,248	547
INCOME BEFORE INCOME TAX PROVISION	11,871	7,003

PROVISION FOR INCOME TAXES	2,887	1,707

NET INCOME	$8,984	$5,296

NET INCOME PER SHARE
Basic	$0.98	$0.59
Diluted	$0.91	$0.54
Basic weighted average common shares	9,197	8,980
Diluted weighted average common shares	9,898	9,810

COMPREHENSIVE INCOME:
NET INCOME	$8,984	$5,296
Foreign currency translation adjustment	(370)	(292)
Comprehensive income	$8,614	$5,004

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common stock		Additional paid-in	Retained earnings (accumulated	Foreign currency translation
	Shares	Amount	capital	deficit)	adjustment	Total

YEAR ENDED DECEMBER 31, 2024

JANUARY 1, 2024	9,196	$92	$30,653	$(3,417)	$(292)	$27,036

Exercise of stock options	14	-	17	-	-	17
Stock-based compensation	-	-	459	-	-	459
Comprehensive loss	-	-	-	-	(370)	(370)
Net income	-	-	-	8,984	-	8,984

DECEMBER 31, 2024	9,210	$92	$31,129	$5,567	$(662)	$36,126

YEAR ENDED DECEMBER 31, 2023

JANUARY 1, 2023	9,014	$90	$30,011	$(8,713)	$-	$21,388

Shares surrendered by former employee	(122)	-	-	-	-	-
Exercise of stock options	18	-	6	-	-	6
Exercise of warrants	286	2	163	-	-	165
Stock-based compensation	-	-	473	-	-	473
Comprehensive loss	-	-	-	-	(292)	(292)
Net income	-	-	-	5,296	-	5,296

DECEMBER 31, 2023	9,196	$92	$30,653	$(3,417)	$(292)	$27,036

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,984	$5,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	94
Allowance for doubtful accounts	24	(33)
Allowance for inventory obsolescence	(62)	55
Stock-based compensation	459	473
Amortization of deferred finance costs	41	15
Amortization of inventory step-up	-	323

Changes in operating assets and liabilities:
Accounts receivable	361	(882)
Inventories	(2,109)	1,026
Deferred taxes	148	957
Prepaid expense, other assets and sales tax receivable	692	(178)
Right of use asset	90	83
Accounts payable	866	(2,679)
Income taxes payable	634	(356)
Lease liability	(107)	(77)
Accrued liabilities and other liabilities	(512)	122
Product returns	(7)	(19)
Net cash provided by operating activities	9,610	4,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(106)
Cash paid for acquisition of Mimi’s Rock Corp.	-	(17,099)
Cash paid for acquisition of MusclePharm assets	-	(18,788)
Net cash used in investing activities	(10)	(35,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	17	171
Borrowings on term loans	-	22,500
Payments on term loans	(7,000)	(2,375)
Net cash provided by (used in) financing activities	(6,983)	20,296

Foreign currency impact on cash	5	98

CHANGE IN CASH AND RESTRICTED CASH	2,622	(11,379)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,898	13,277
CASH AND RESTRICTED CASH, END OF PERIOD	$4,520	$1,898

Supplemental cash flow disclosure
Cash paid for income taxes	$2,498	$698
Cash paid for interest, net of amounts capitalized	$1,361	$777

Non-cash investing and financing activities
Addition to right-of-use assets from new operating lease liabilities	$386	$-

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except per share amounts)

NOTE 1.  DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals, (together, the “MRC Products”); and (iv) MusclePharm (“MusclePharm”).

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

Stock Split

On February 7, 2025, the Company effected a 2-for-1 stock split of its Common Stock and proportionately increased the number of authorized shares of Common Stock to 120,000. All share and per share information throughout this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split as of the earliest period presented. The shares of Common Stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued in the stock split was reclassified from additional paid-in capital in excess of par value to Common Stock.

Acquisition of Mimi’s Rock Corp

On February 28, 2023, the Company completed the acquisition of MRC. Total consideration for the acquisition of MRC was $17,099. See Note 8 to the financial statements for additional disclosure regarding the acquisition of MRC.

Acquisition of MusclePharm Assets

On October 10, 2023, the Company acquired substantially all of the assets of MusclePharm Corporation (“MusclePharm”) through an asset purchase transaction under Section 363 of the U.S. Bankruptcy Code. Total consideration for the acquisition was approximately $18,500. See Note 9 for additional disclosure regarding the acquisition of MusclePharm.

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

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer, (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in advertising and marketing expense in the consolidated statements of income and comprehensive income.

The Company disaggregates revenue into distribution channels, geographical regions, and collections of brands (Legacy FitLife and recently acquired brands). The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, for the year ended December 31, 2024 was approximately 67% of total revenue, compared to roughly 63% of total revenue during the same twelve-month period in 2023.

Sales to customers in the U.S. were approximately 95% and 93% for the year ended December 31, 2024 and 2023, respectively, with the balance of sales to customers primarily in Canada.

The Company provides limited financial performance metrics for three collections of brands—Legacy FitLife (consists of nine brands), MRC (consists of three brands), and MusclePharm (one brand). These collections of brands do not meet the definition of operating segments and are not managed as such.

	Years ended December 31,
	2024	2023
Legacy FitLife	$25,387	$28,077
MRC	29,036	24,370
MusclePharm	10,046	253
Total Revenue	$64,469	$52,700

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

Customer and Vendor Concentration

Total net sales to GNC during 2024 and 2023 were 23% and 33% of total revenue for the years ended December 31, 2024 and 2023, respectively. Accounts receivable attributable to GNC as of December 31, 2024 and 2023 represented 35% and 30% of the Company’s total accounts receivable balance, respectively.

As of December 31, 2024 and 2023, there was one vendor who accounted for 59% and 51% of the Company's consolidated accounts payable, respectively. For the year ended December 31, 2024, there were two vendors who accounted for 44% and 28% of the Company's inventory-related purchases. For the year ended December 31, 2023, there were three vendors who accounted for 37%, 30%, and 10% of the Company's inventory-related purchases.

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

As of December 31, 2024 and 2023, the Company had provided a reserve for doubtful accounts of $41 and $17, respectively.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2024 and 2023 amounted to $564 and $571, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of products, in-bound freight charges, shipping and handling costs, purchase and receiving costs, and commissions paid to Amazon and other online selling platforms. Other expenses not related to the production and distribution of our products is classified as operating expense.

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash balances on deposit with banks are guaranteed up to amounts designated by the regulatory frameworks of the jurisdictions in which the accounts are maintained. The Company may be exposed to risk for the funds held in bank accounts that exceed the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high-quality financial institutions. The Company had cash balances exceeding the guarantee during the years ended December 31, 2024 and 2023. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

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

As of December 31, 2024 and 2023, the aggregate allowance for expiring, slow moving and excess inventory amounted to $100 and $162, respectively.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2024 and 2023.

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

Based on management’s assessment, there were no indicators of impairment during the years ended December 31, 2024 and 2023.

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

Based on management’s assessment, there were no indicators of impairment during the years ended December 31, 2024 and 2023.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2024 and 2023, the Company has not established a liability for uncertain tax positions.

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

Basic and diluted weighted-average shares outstanding and antidilutive options that were excluded from diluted weighted average shares outstanding are as follows:

	December 31,
	2024	2023

Basic weighted average shares outstanding	9,197	8,980
Dilutive effect of potential common shares	701	830
Diluted weighted average shares outstanding	9,898	9,810

Antidilutive options	22	234

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying value of the term loans approximate their fair value based on the market interest rates of these loans.

Stock-Based Compensation

The Company periodically issues restricted share units (“RSUs”), stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered.

Such issuances vest and expire according to the terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from non-employees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock-based payments to officers, directors, and employees, which are generally time vested, are measured at the grant date fair value and compensation cost is recognized on a straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock-based payments is estimated using the Black-Scholes option-pricing model or other applicable valuation model such as the Monte Carlo valuation pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used could materially affect compensation expense recorded in future periods.

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the financial results of FitLife Brands, Inc (See Note 13).

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASC 280”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes of the consolidated financial statements (See Note 13).

Recently Issued Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3. INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of December 31, 2024 and 2023.

	As of December 31, 2024
	Gross amount	Accumulated amortization	Net book value	Useful life (years)
Brands	$26,166	$-	$26,166	Indefinite
Client relationships	80	(75)	5	4
Formulations	70	(66)	4	4
Trademarks	60	-	60	Indefinite
Website	11	(11)	-	3
Total identifiable assets	$26,387	$(152)	$26,235

	As of December 31, 2023
	Gross amount	Accumulated amortization	Net book value	Useful life (years)
Brands	$26,201	$-	$26,201	Indefinite
Client relationships	80	(55)	25	4
Formulations	70	(48)	22	4
Trademarks	60	-	60	Indefinite
Website	11	(10)	1	3
Total identifiable assets	$26,422	$(113)	$26,309

Amortization expense was $38 and $42 for the years ended December 31, 2024 and 2023, respectively.

NOTE 4.  INVENTORIES

The Company’s inventories as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023

Finished goods	$10,348	$8,292
Components	826	961
Allowance for obsolescence	(100)	(162)
Total	$11,074	$9,091

NOTE 5.  PROPERTY AND EQUIPMENT

The Company's property and equipment balances as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Equipment	$964	$951
Accumulated depreciation	(889)	(814)
Total	$75	$137

Depreciation expense for property and equipment was $70 for the year ended December 31, 2024 compared to $52 for the year ended December 31, 2023.

NOTE 6.  NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2024	December 31, 2023

Term loan A	$5,625	$10,625
Term loan B	7,500	9,500
Line of credit	-	-
Unamortized debt issuance costs	(75)	(116)
Total	13,050	$20,009
Current	(4,500)	(4,500)
Long term	$8,550	$15,509

Credit Agreements – First Citizens Bank

On February 23, 2023, the Company entered into an Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with First Citizens Bank (the “Bank”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Prior Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12,500 (“Term Loan A”), and a revolving line of credit of $3,500 (the “Line of Credit”, and collectively with the Term Loans, the “Loan”). The Company used the proceeds from the Loan to fund the acquisition of MRC (discussed in further detail in Note 8) and for general working capital purposes.

Second Amended and Restated Credit Agreement

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with the Bank, amending and restating the Credit Agreement between the Company and the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with an additional Term Loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 23, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets (discussed in further detail in Note 9) and for general working capital purposes.

First Amendment to Second Amended and Restated Credit Agreement

On December 19, 2024, the Company entered into the First Amendment to the Amended Credit Agreement (the “Amended Credit Agreement”) to extend the Line of Credit to April 30, 2026.

Term Loans A and B – Pursuant to the Amended Credit Agreement, the Term Loans accrue interest at a per annum rate equal to the greater of 3.50% or 2.75% above the one-month secured overnight financing rate ("SOFR") published for such day by the Federal Reserve Bank of New York. The Company shall make quarterly payments of principal plus accrued interest on the Term Loans until the principal balances are fully amortized. Quarterly principal payments for Term Loan A and Term Loan B are $625 and $500, respectively. The Company may prepay amounts borrowed under the Term Loans, in whole or in part, with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment. During the first quarter of 2024, the Company made a voluntary prepayment on Term Loan A of $2,500, and as such, Term Loan A will fully amortize in February 2027. Term Loan B will fully amortize in October 2028.

Line of Credit – Also pursuant to the Amended Credit Agreement, outstanding advances under the Line of Credit (“Advances”) will accrue interest at a per annum rate equal to the greater of 3.50% or 2.75% above the one-month SOFR, and the Company will pay the interest on the Advances monthly, with all principal and any accrued interest on outstanding Advances being due and payable in full on the Line of Credit maturity date. The Company may prepay amounts borrowed under the Line of Credit, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of December 31, 2024 and 2023.

The borrowings outstanding on the Term Loans were $13,125 and $20,125 on December 31, 2024 and 2023, respectively.

There was no outstanding balance on the Line of Credit as of December 31, 2024 and 2023.

Maturities of the Company's Term Loans are as follows:

Year ending
2025	4,500
2026	4,500
2027	2,625
2028	1,500
Total balance outstanding as of December 31, 2024	$13,125

NOTE 7.  EQUITY

The Company is authorized to issue 120,000 shares of Common Stock, $0.01 par value per share, of which 9,210 and 9,196 shares of Common Stock were issued and outstanding as of December 31, 2024 and 2023, respectively.

Common Stock Issued for Services

In February 2021, the Company granted an officer an aggregate of 320 RSUs with a fair value of $468, which was amortized to stock-based compensation over its vesting term. The Company recorded $31 of stock-based compensation related to RSUs during the year ended December 31, 2023. As of December 31, 2023, there was $0 of unamortized stock-based compensation associated with the grant of the RSUs.

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

During the years ended December 31, 2024 and 2023, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of December 31, 2024, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Options

Information regarding options outstanding as of December 31, 2024 is as follows:

	Number of	Weighted average	Weighted average remaining life
	options	exercise price	(years)
Outstanding, December 31, 2022	759	$1.55	5.3
Issued	234	9.55
Exercised	(18)	0.35
Forfeited	(6)	15.16
Outstanding, December 31, 2023	969	$3.41	4.5
Issued	22	16.63
Exercised	(14)	1.25
Forfeited	-	-
Outstanding, December 31, 2024	977	3.74	3.5

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$0.35	-	2.62	686	3.5	$1.16	686	$1.16
$5.77	-	16.92	291	3.7	$9.84	191	$9.41
			977	3.5	$3.74	877	$2.95

The closing price for the Company’s Common Stock on December 31, 2024 was $16.30, resulting in an intrinsic value of outstanding options of $12,279.

During the year ended December 31, 2024, the Company granted stock options to employees to purchase 22 shares of Company Common Stock. The stock options are exercisable at an average price of $16.63 per share, expire in five years and primarily vest as follows: one-fourth vested immediately upon issuance, and the remainder vest equally in equal annual installments over a period of three years from grant date. The total fair value of these options at grant date was approximately $161, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $16.63 per share, expected term of 5 years, volatility of 45%, dividend rate of 0% and risk-free interest rate of 3.4%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option awards; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2023, the Company granted stock options to employees to purchase 234 shares of Company Common Stock. The stock options are exercisable at an average price of $9.55 per share, expire in five years and primarily vest as follows: one-third vested immediately upon issuance, and the remainder vest equally in equal annual installments over a period of two years from grant date. The total fair value of these options at grant date was approximately $1,014, which was determined using the Black-Scholes option pricing model with the following average assumption: stock price of $9.55 per share, expected term of 5 years, volatility of 45%, dividend rate of 0% and risk-free interest rate of 4.1%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s Common Stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

The Company recognized $459 and $442 of stock-based compensation related to the vesting of these options during the years ended December 31, 2024 and 2023, respectively.  As of December 31, 2024, there was $442 of unvested stock-based compensation that will be recognized as expense in future periods as the options vest.

Warrants

During the year ended December 31, 2023, 286 shares of Common Stock were issued for the exercise of all outstanding warrants, resulting in net proceeds to the Company of $165.

There are no outstanding warrants to purchase shares of Common Stock as of December 31, 2024 and 2023.

NOTE 8. ACQUISITION OF MIMI’S ROCK CORP

On February 28, 2023, the Company acquired all the equity interests of Mimi’s Rock Corp. ("MRC") for the purchase price of $17,099. MRC is headquartered in Oakville, Ontario, Canada. The purchase price of $17,099 was paid with proceeds from the Term Loan A as well as cash on hand.

During the year ended December 31, 2023, the Company incurred $1,570 of transaction-related costs for the acquisition of MRC.

The Company accounted for the acquisition as a business combination under ASC 805, Business Combinations. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed on the date of acquisition:

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

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the year ended December 31, 2023, giving effect to the acquisition of MRC as if it had occurred at January 1, 2023. Included in the pro forma information is: fair value adjustment to inventory acquired during the year ended December 31, 2023, removal of transaction-related costs related to the acquisition of MRC, removal of the interest costs from MRC’s debt prior to the closing of the acquisition, and interest on borrowings made by the Company based on the projected balance of the Term Loan for the respective periods presented in this pro forma.

Year ended
December 31, 2023
Revenue	$57,755
Net income	$7,076
Diluted net income per share	$0.74

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

MRC revenue for the year ended December 31, 2024 was $29,036 and was $24,370 for the period from February 28, 2023 (the acquisition date) to December 31, 2023.

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

The Company accounted for the transaction as an asset acquisition under ASC 805. The assets acquired consisted of indefinite life intellectual property – brands of $18,593 and inventory of $195. The intangible asset is not amortized and is tested for impairment on an annual basis.

NOTE 10.  INCOME TAXES

Components of the total provision for income taxes are as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Current tax expense (benefit)
Domestic	$1,165	$(77)
Foreign	1,570	755
Deferred tax expense (benefit)
Domestic	148	1,056
Foreign	4	(27)
Provision for income taxes	$2,887	$1,707

The Company is subject to income tax in the U.S., Canada, Germany and Barbados through its wholly owned subsidiaries. The combined federal and state statutory tax rate is 22% (22% in 2023). The statutory tax rate in foreign jurisdictions varies by jurisdiction. During the year ended December 31, 2024, the Company dissolved Thunder Beach Holdings, its Barbados subsidiary, and will no longer be subject to taxes in Barbados.

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Provision for income taxes based on statutory rate	$2,668	1,562

Increase (decrease) resulting from:
Non-deductible expenses	806	28
Difference in jurisdictional tax rates	(401)	128
True up of prior period	(57)	(86)
Change in valuation allowance	(179)	-
Other	50	75
Provision for income taxes	$2,887	$1,707

The tax effects of significant temporary differences and credit and operating loss carryforwards in the U.S. that give rise to the deferred tax asset are as follows:

	December 31, 2024	December 31, 2023

Loss carryforwards	807	964
Tangible assets	(3)	(25)
Intangible assets	(331)	(127)
Provisions and reserves	654	490
Subtotal	1,127	1,302
Valuation allowance	(483)	(510)
Deferred tax assets, net	$644	$792

The tax effects of significant temporary differences and operating loss carryforwards in foreign jurisdictions that give rise to the deferred tax liability are as follows:

	December 31, 2024	December 31, 2023

Loss carryforwards	$3,349	$4,134
Intangible assets	(2,213)	(2,413)
Subtotal	1,136	1,721
Valuation allowance	(3,349)	(4,134)
Deferred tax liabilities, net	$(2,213)	$(2,413)

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

As of December 31, 2024, the Company has the following U.S. federal losses carried forward. U.S. federal losses incurred prior to 2018 have a carry forward of 20 years, subsequent losses can be carried forward indefinitely. The Canadian non-capital loss carry forwards expire between 2038 and 2044.

Year of expiration	U.S. Federal	Canada (USD)	Total
2034	$922	$-	$922
2035	2,923	-	2,923
2036	-	-	-
2037	-	-	-
2038	-	1,346	1,346
2039	-	3,827	3,827
2040	-	1,988	1,988
2041	-	1,635	1,635
2042	-	1,753	1,753
2043	-	2,069	2,069
2044	-	19	19
Total	$3,845	$12,637	$16,482

Utilization of net operating loss carryforwards in the U.S. may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An "ownership change" is generally defined as a cumulative change in the ownership interest of significant stockholders of more than 50 percentage points over a three-year period. In connection with the merger between the Company and one of its subsidiaries in 2015, the Company has evaluated its net operating loss (“NOL”) carryforwards under the provisions of U.S. IRC Section 382. The acquisition resulted in an ownership change under Section 382, subjecting the Company’s ability to utilize NOL carryforwards generated prior to the acquisition to an annual limitation. As of December 31, 2024, the Company has approximately $3,845 of federal NOL carryforwards, of which $1,545 is subject to the Section 382 limitation. Based on the annual limitation, management expects that $2,300 of these carryforwards may not be fully utilized prior to expiration.

The deferred tax liability relates primarily to intangible assets that are not deductible for tax purposes in the jurisdictions to which they relate. Deferred income taxes have not been recorded on the basis differences for investments in consolidated subsidiaries as these basis differences are indefinitely reinvested or will reverse in a non-taxable manner. Quantification of the deferred income tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained.  As of December 31, 2024, the Company has not recorded any uncertain tax positions or any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2024, the Company recorded an immaterial amount of interest and penalties in the consolidated statement of income and comprehensive income.

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

NOTE 12. RECLASSIFICATIONS

Certain reclassifications have been made in the Company’s financial statements to conform to current presentation. Advertising and marketing expense for the year ended December 31, 2023 amounting to $4,276, were previously reported as part of selling, general and administrative expense. Advertising and marketing expense is now segregated and reported separately in the accompanying statement of income and comprehensive income to conform to current period presentation. These reclassifications had no impact on reported earnings or stockholders’ equity.

NOTE 13. SEGMENT INFORMATION

The Company operates and manages its business as one reportable operating segment dedicated to providing innovative and proprietary nutritional supplements and wellness products for health-conscious consumers.  The measure of segment assets is reported on the consolidated balance sheet as total assets. In addition, the Company manages its business activities on a consolidated basis.

The Company’s CODM allocates resources and assesses financial performance based upon financial data presented at the consolidated level.  The CODM uses net income as the sole measure of segment profit.

Significant segment expenses include cost of goods sold, advertising and marketing, merger and acquisition related and other expense, which are all presented on the consolidated statements of income and comprehensive income.  Employee compensation and benefits is also a significant segment expense.  Operating expense includes all remaining costs necessary to operate our business, including external professional services, insurance and other administrative expenses.  The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Years ended December 31,
	2024	2023
Cost of goods sold	$36,389	$31,268

Employee compensation and benefits	6,028	5,231
Advertising and marketing	4,626	4,276
Operating expense	4,052	2,748
Merger and acquisition related	255	1,627
Total operating expense	$14,961	$13,882

Interest and other expense	$1,248	$547

The following table summarizes sales to customers by geographic regions:

	Years ended December 31,
	2024	2023
United States	$61,474	$48,990
Rest of world	2,995	3,710
Total revenue	$64,469	$52,700

NOTE 14.  SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the date the consolidated financial statements were issued and determined that no subsequent events occurred that were reasonably expected to impact the consolidated financial statements presented herein.