Form 10-K/A
period 2024-12-31
FITLIFE BRANDS, INC.
filed 2025-04-29
CIK 1374328

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

As of April 25, 2025, there were 9,384,144 shares of common stock, $0.01 par value per share, issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Weinberg & Company, P.A.	Los Angeles, California	PCAOB ID: 572

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of FitLife Brands, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

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

AMENDMENT NO. 1 TO FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024 AND 2023

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Set forth below is information regarding each of the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. Stockholders elect the directors annually. The executive officers serve by appointment of the Board of Directors (the “Board”).

Name	Age	Title
Dayton Judd	53	Chief Executive Officer and Chairman
Grant Dawson	56	Director
Matthew Lingenbrink	43	Director
Seth Yakatan	54	Director
Shannon Pappas	51	Director
Jakob York	48	Chief Financial Officer
Patrick Ryan	46	Chief Retail Officer
Jenna Sinnett	45	Chief Operating Officer
Ryan Hansen	37	Executive Vice President

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

The Company’s Nominating and Corporate Governance Committee believes that Mr. Dawson’s extensive expertise and knowledge regarding corporate finance and investment banking matters, as well as corporate governance, provides the Company with valuable insight.

Matthew Lingenbrink has served as a director of the Company since August 2024 and currently leads the marketing organization of Interstate Batteries as Vice President, Marketing and E-commerce since April 2024. Prior to his time at Interstate Batteries, he held various roles leading corporate strategy, business development, and route-to-market at Keurig Dr Pepper Inc., and its predecessor Dr Pepper Snapple Group, from August 2017 to April 2024. Prior to that, Mr. Lingenbrink worked with Bain & Company from September 2007 to August 2017, consulting with large clients across the consumer packaged goods industry and other industries on growth strategy, corporate diligence, and post-merger integration. Mr. Lingenbrink received his Bachelor’s Degree and a Master’s Degree in Accounting from Brigham Young University and earned an M.B.A. from Harvard Business School.

The Company’s Nominating and Corporate Governance Committee believes that Mr. Lingenbrink’s broad experience with consumer products strategy, marketing, and distribution will provide management and the Board of Directors with valuable perspectives relating to enhancing the value of the Company’s brands.

Shannon Pappas began serving as a director of the Company in April 2025. Ms. Pappas has over 25 years of experience in beauty, skincare, health, fitness, and consumer goods, with functional expertise in strategic growth, digital commerce, financial management, and market expansion for public and private companies. Most recently, Ms. Pappas served as Consumer President & Head of Digital Commerce at Beauty Industry Group, a global hair extensions and beauty company from March 2023 to January 2025. Prior to that, as President and General Manager of The Proactiv Company, a skincare brand, she managed commercial operations, finance, and market expansion from August 2019 to November 2022. Ms. Pappas led the sale of The Proactiv Company and its integration into Taro Pharmaceuticals. Ms. Pappas also has management experience in the fitness industry, first at Beachbody LLC and then at the International Sports Sciences Association, where she achieved revenue growth through strategic digital marketing, lead optimization, and an expanded brand presence. Earlier, Ms. Pappas worked in strategy roles at The Wonderful Company and Boston Consulting Group, focusing on corporate growth and post-merger integration. Ms. Pappas holds an M.B.A. from Northwestern University’s Kellogg School of Management and a Bachelor of Science in Exercise and Sports Science from the University of Arizona, where she was a Division I athlete, varsity soccer captain, and varsity women’s basketball competitor.

The Company’s Nominating and Corporate Governance Committee believes that Ms. Pappas’s 25 years of experience in the health, fitness, and consumer goods, including her experience with strategic growth, digital commerce and market expansion, will provide management and the Board of Directors with valuable perspectives relating to the strategic growth and market expansion opportunities for the Company.

Seth Yakatan has served as a director of the Company since September 2015, and as a Partner of Katan Associates, Inc., a corporate strategy and finance advisory group, since April 2001. Prior to joining the Company’s Board of Directors, Mr. Yakatan served as a director for iSatori, Inc. from September 2014 until the completion of the Company’s acquisition of iSatori. Prior to founding Katan Associates, Inc. in 2001, Mr. Yakatan worked in merchant banking at the Union Bank of California, N.A. in the Specialized Lending Media and Telecommunications Group, and as a venture capital analyst with Ventana Growth Funds and Sureste Venture Management. Mr. Yakatan holds an M.B.A. in Finance from the University of California, Irvine, and a Bachelor of Arts in History and Public Affairs from the University of Denver.

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

Jakob York has served as the Company’s Chief Financial Officer since he joined the Company in August 2022.  Prior to joining FitLife, he served as Controller for Greenidge Generation Holdings (“Greenidge”, Nasdaq: GREE).  Prior to Greenidge, Mr. York worked in various controller and financial reporting capacities, primarily at Allied Motion Technologies (Nasdaq: AMOT).  Prior to joining Allied Motion, he worked at Pricewaterhouse Coopers as an auditor from 2002 to 2007.  Mr. York received both his Bachelor’s Degree and a Master’s Degree in Accounting from Brigham Young University.  Mr. York is a Certified Public Accountant.

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

Ryan Hansen has served as Executive Vice President since he joined the Company in November 2023. Prior to joining FitLife, he served as Chief Operating Officer at Pearl Street Dental Partners ("Pearl Street"), a private equity backed dental platform headquartered in Dallas, TX, from February 2021 to June 2023.  Prior to Pearl Street, Mr. Hansen worked at Bain & Company from July 2017 to February 2021.  He earned an M.B.A. with distinction from Harvard Business School in 2017.  Prior to receiving his M.B.A., he worked at Worthington Industries (NYSE: WOR) in Product Management and Business Analyst roles from 2012 to 2015.  Mr. Hansen graduated with Bachelor’s and Master’s Degrees in Accounting from Brigham Young University in 2012.

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

Board Risk Oversight

Our Board administers its oversight function through both regular and special meetings and by frequent telephonic updates with our senior management. A key element of these reviews is gathering and assessing information relating to risks of our business. All businesses are exposed to risks, including unanticipated or undesired events or outcomes that could impact an enterprise’s strategic objectives, organizational performance and stockholder value. A fundamental part of risk management is not only understanding such risks that are specific to our business but also understanding what steps management is taking to manage those risks and what level of risk is appropriate. In setting our business strategy, our Board assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk.

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

Board Meetings

The Board held four meetings during the year ended December 31, 2024, supplemented by additional discussions by and among a majority of the Board, and actions effectuated by unanimous written consent in lieu of a formal motion and vote during an official meeting. In 2024, each director attended at least 75 percent of the number of meetings of the Board and the standing committees of the Board of Directors of which such director was a member. The Board also holds independent executive sessions without members of management on an as-needed basis.

Board Committees and Charters

Audit Committee

Members:	Matthew Lingenbrink (Chair) Grant Dawson Shannon Pappas Seth Yakatan

Number of Meetings Held:	The Audit Committee held four meetings during 2024 and handled other matters via unanimous written consent or in Board meetings.

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

Independence

The members of the Audit Committee each meet the independence standards established by the Nasdaq Capital Market and by the Securities and Exchange Commission (the “SEC”) for audit committees. In addition, the Board has determined that Messrs. Dawson and Lingenbrink each satisfy the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities on Messrs. Dawson and Lingenbrink that are greater than those generally imposed on them as members of the Audit Committee and the Board, and their designation as audit committee financial experts does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Compensation Committee

Members:	Grant Dawson (Chair) Matthew Lingenbrink Shannon Pappas Seth Yakatan

Number of Meetings Held:	The Compensation Committee held one meeting during 2024 and handled other matters via unanimous written consent or in board meetings.

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

Nominating and Corporate Governance Committee

Members:	Seth Yakatan (Chair) Grant Dawson Matthew Lingenbrink Shannon Pappas

Number of Meetings Held:	The Nominating and Corporate Governance Committee held one meeting during 2024 and handled other matters via unanimous written consent or in board meetings.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2024, management believes that all necessary reports were filed in a timely manner and all filings are current as of the date of this filing.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, which sets forth the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company. A form of the Code of Business Conduct and Ethics is filed with the SEC as Exhibit 14.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Insider Trading Policy

We have adopted an Insider Trading and Unauthorized Disclosure Policy (“Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, employees, and consultants and contractors to the Company, designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A form of the Insider Trading Policy is filed with the SEC as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer and the Company’s two most highly compensated executive officers other than its Chief Executive Officer who were serving as executive officers as of December 31, 2024 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock awards	Warrants/ option awards (1)	All other compensation (2)	Total

Dayton Judd	2024	$398,000	$180,000	$-	$-	$-	$578,000
Chief Executive Officer and Chair of the Board	2023	$372,000	$160,000	$-	$-	$-	$532,000

Ryan Hansen (3)	2024	$253,692	$50,000	$-	$-	$-	$303,692
Executive Vice President	2023	$14,423	$-	$-	$963,480	$-	$977,903

Patrick Ryan	2024	$156,667	$-	$-	$-	$139,286	$295,953
Chief Retail Officer	2023	$148,077	$5,000	$-	$-	$151,669	$304,746

(1)

The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s Common Stock.

(2)	Amounts reflect commissions paid to the Named Executive Officer.

(3)	Ryan Hansen joined the Company as Executive Vice President in November 2023.

Employment Arrangements

Dayton Judd. Dayton Judd currently serves as the Company’s Chief Executive Officer. Effective August 28, 2023, the Board approved an increase of Mr. Judd’s salary from $364,000 to $390,000. Effective August 29, 2024, the Board approved an increase of Mr. Judd’s salary from $390,000 to $416,000. Mr. Judd serves as an at-will employee without a formal employment agreement.

Ryan Hansen. Ryan Hansen joined the Company as Executive Vice President on November 27, 2023 with an annual base salary of $250,000. Upon joining the company, Mr. Hansen also received options to acquire 222,000 shares with an exercise price of $9.60. One-third of the options vested immediately, with the remainder vesting in two equal annual installments thereafter. Effective August 29, 2024, the Board approved an increase of Mr. Hansen’s base salary from $250,000 to $262,000. Mr. Hansen serves as an at-will employee without a formal employment agreement.

Patrick Ryan. Under the terms of an Employment Agreement dated June 13, 2019, Patrick Ryan served in the capacity of Chief Retail Officer until the termination of the agreement on June 7, 2022. Subsequent to June 7, 2022, Mr. Ryan serves in the same capacity as an at-will employee without a formal employment agreement. In addition to a base salary, Mr. Ryan is paid a commission of 2.5% of the adjusted gross profit from the sale of certain of the Company’s products to the GNC franchise community. Effective August 28, 2023, the Board approved an increase of Mr. Ryan’s base salary from $145,000 to $155,000. Effective August 29, 2024, the Board approved an increase of Mr. Ryan’s base salary from $155,000 to $160,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that had not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2024:

	Grant date	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options	Option exercise price	Option expiration date

Dayton Judd	7/31/2018	430,400		-	-	$0.35	7/31/2028
Chief Executive	2/5/2021	144,000		-	-	$2.62	2/5/2026
Officer and Chairman	2/5/2021	112,000		-	-	$2.38	2/5/2031

Ryan Hansen	11/27/2023	148,000	(1)	74,000	-	$9.60	11/27/2028
Executive Vice President

(1)	One-third of the stock options vested on the grant date of November 27, 2023, with the remainder vesting in two equal annual installments thereafter, becoming fully vested on November 27, 2025.

Description of Equity Compensation Plan

The 2019 Omnibus Incentive Plan (the “2019 Plan”) was adopted by the Board on July 3, 2019, as approved by a majority of the Company’s stockholders at the annual meeting of stockholders on August 16, 2019. The 2019 Plan reserves for issuance of 800,000 shares of the Company’s Common Stock as one of four types of equity incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) stock units. The 2019 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. Upon becoming effective, the Plan replaced and no further awards were made under the Company’s 2010 Incentive Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024, with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:	977,122	$3.74	268,000

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are independent directors, and no member is an employee or former employee of the Company. None of our executive officers serve on the compensation committee (or its equivalent) or board of directors of another entity where one of our Compensation Committee members is an executive officer.

Non-Executive Director Compensation

We currently have five directors, four of whom are considered independent. Non-independent directors who are also employees of the Company do not receive compensation for their services as a director on the Board. Prior to November 8, 2023, each of our non-employee directors were entitled to receive $40,000 per annum for their services on the Board pursuant to the Company’s current director compensation plan. Effective November 8, 2023, the compensation paid to our non-employee directors increased to $50,000 per annum (the “Retainer Amount”). The Director Stock Purchase Program adopted by the Board on August 29, 2024 requires that each Independent Director purchase shares of the Company’s Common Stock equal to 20% of the Retainer Amount received by each independent director (a “Purchase”), which Purchase may be made on either a quarterly or annual basis, provided that each Purchase is made either (i) in a transaction satisfying the requirements under the Company’s Insider Trading Policy, or (ii) pursuant to a plan adopted under Rule 10b5-1 under the Exchange Act.

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2024:

Name (1)	Fees earned or paid in cash	Stock awards	Option awards	Total

Grant Dawson	$50,000	$-	$-	$50,000
Matthew Lingenbrink (2)	$18,750	$-	$-	$18,750
Todd Ordal	$50,000	$-	$-	$50,000
Seth Yakatan	$50,000	$-	$-	$50,000

(1)	Shannon Pappas was appointed to the Board in April 2025, subsequent to the year ended December 31, 2024, and has therefore been excluded from the table above.

(2)	Matthew Lingenbrink was appointed to the Board in August 2024.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

Option grants to employees, executive officers and non-employee directors are made by the Compensation Committee under the 2019 Plan from time to time, as determined by the Compensation Committee.  We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding shares of our Common Stock beneficially owned as of April 25, 2025, by:

(i)	each of our officers and directors;

(ii)	all officers and directors as a group; and

(iii)

each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percent ownership is calculated based on 9,384,144 shares of our Common Stock outstanding at April 25, 2025.

Beneficial Ownership of our Common Stock

Name and address of owner (1)	Title of class	Number of shares owned	Percentage of class

Executive Officers and Directors:

Dayton Judd, Chair and Chief Executive Officer (2)	Common Stock	5,831,058	58.7%

Ryan Hansen, Executive Vice President (3)	Common Stock	152,878	1.6%

Jakob York, Chief Financial Officer (4)	Common Stock	24,968	*

Jenna Sinnett, Chief Operating Officer (5)	Common Stock	13,200	*

Patrick Ryan, Chief Retail Officer	Common Stock	-	*

Grant Dawson	Common Stock	155,000	1.7%

Matthew Lingenbrink	Common Stock	5,800	*

Seth Yakatan	Common Stock	-	*

Shannon Pappas	Common Stock	-	*

All Officers and Directors as a group (nine persons)	Common Stock	6,182,904	61.4%

5% Stockholders:

Askeladden Capital Management, LLC (6)	Common Stock	498,041	5.3%
1452 Hughes Road, Suite 200 #582 Grapevine, Texas 76051

* Less than 1%

(1)	The address of each of the officers and directors is c/o FitLife Brands, Inc., 5214 S. 136th Street, Omaha, NE 68137.

(2)	Consists of 1,152,402 shares of Common Stock held by Mr. Judd personally, including shares in IRA accounts; 430,400 shares of Common Stock issuable upon the exercise of stock options at $0.35 per share, exercisable within 60 days of April 25, 2025; 112,000 shares of Common Stock issuable upon the exercise of stock options at $2.38 per share, exercisable within 60 days of April 25, 2025; and 4,136,256 shares of Common Stock held by Sudbury Holdings, LLC.

(3)	Consists of 25,678 shares of Common Stock held by Mr. Hansen personally, and 127,200 shares of Common Stock issuable upon the exercise of stock options at $9.60 per share, exercisable within 60 days of April 25, 2025.

(4)	Consists of 6,968 shares of Common Stock held by Mr. York in IRA accounts, 15,000 shares of Common Stock issuable upon the exercise of stock options at $7.83 per share exercisable within 60 days of April 25, 2025, 2,000 shares of Common Stock issuable upon the exercise of stock options at $9.08 per share exercisable within 60 days of April 25, 2025, and 1,000 shares of Common Stock issuable upon the exercise of stock options at $16.60 per share exercisable within 60 days of April 25, 2025.

(5)	Consists of 11,200 shares of Common Stock held by Ms. Sinnett personally, and 2,000 shares of Common Stock issuable upon the exercise of stock options at $16.60 per share, exercisable within 60 days of April 25, 2025.

(6)	Reported holdings based on Amendment No. 1 to Schedule 13G filed by Askeladden Capital Management, LLC (“Askeladden”) on February 14, 2025. As the investment adviser to separately managed accounts holding the securities reported herein, Askeladden may be deemed to beneficially own the securities reported herein. As managing member of Askeladden, Samir Patel may be deemed to beneficially own securities owned by Askeladden.

Changes in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions between the Company and any of its directors, executive officers or any other related persons during the year ended December 31, 2024.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the year ended December 31, 2024 and 2023 was Weinberg & Company (“Weinberg”). Set forth below are the aggregate fees we were billed by Weinberg for professional services rendered for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Audit fees	$232,000	$243,000
Audit-related fees	4,000	6,000
Tax fees	-	-
All other fees	-	34,000
Total	$236,000	$283,000

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

Audit Fees

For the fiscal year ended December 31, 2024 and 2023, audit fees were approximately $232,000 and $243,000, respectively.

Tax Fees

For the fiscal year ended December 31, 2024 and 2023, the Company did not retain Weinberg for any tax services.

All Other Fees

For the fiscal year ended December 31, 2024, the Company did not retain Weinberg for other services. During the fiscal year ended December 31, 2023, all other fees for other services were $34,000.

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

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting. Accordingly, 100% of audit services and non-audit services described in this proposal were pre-approved by the Audit Committee.

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

3.10	Certificate of Change for FitLife Brands, Inc., effective as of December 2, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2021).
3.11	Certificate of Change for FitLife Brands, Inc., effective as of February 6, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 5, 2025).
4.1	Form of Warrant, dated November 13, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.2	Tax Benefit Preservation Plan, dated February 26, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).
4.3*	Description of the Registrant’s Securities.
10.1	Assignment of Name (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2009).
10.2	Form of Subscription Agreement, dated November 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 22, 2024).
19.1*	Insider Trading and Unauthorized Disclosure Policy
21*	List of Subsidiaries.
23.1*	Consent of Weinberg & Company, P.A.
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1*	FitLife Brands, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Previously filed in Original Filing.
**	Filed herewith.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	FitLife Brands, Inc.

Date: April 28, 2025	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)