Form 10-Q
period 2025-03-31
FITLIFE BRANDS, INC.
filed 2025-05-15
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, a total of 9,391,072 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2025

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS:	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,941	$4,468
Restricted cash	53	52
Accounts receivable, net of allowance for credit losses of $38 and $41, respectively	2,693	1,626
Inventories, net of allowance for obsolescence of $76 and $100, respectively	12,131	11,074
Prepaid expense and other current assets	941	923
Total current assets	21,759	18,143

Property and equipment, net	89	75
Right of use asset	385	412
Intangibles, net of amortization of $161 and $152, respectively	26,234	26,235
Goodwill	13,035	13,022
Deferred tax asset	691	644
TOTAL ASSETS	$62,193	$58,531

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$5,275	$4,067
Accrued liabilities	1,121	684
Income taxes payable	1,745	1,415
Product returns	574	564
Term loan – current portion	4,500	4,500
Lease liability – current portion	81	81
Total current liabilities	13,296	11,311
Term loan, net of current portion and unamortized deferred finance costs	7,436	8,550
Long-term lease liability, net of current portion	312	331
Deferred tax liability	2,231	2,213
TOTAL LIABILITIES	23,275	22,405

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.01 par value, 120,000 shares authorized; 9,383 and 9,210 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	94	92
Additional paid-in capital	31,872	31,129
Retained earnings	7,585	5,567
Foreign currency translation adjustment	(633)	(662)
TOTAL STOCKHOLDERS' EQUITY	38,918	36,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,193	$58,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024

Revenue	$15,936	$16,549
Cost of goods sold	9,062	9,262
Gross profit	6,874	7,287

OPERATING EXPENSE:
Advertising and marketing	1,053	1,228
Selling, general and administrative	2,512	2,508
Merger and acquisition related	332	134
Depreciation and amortization	19	36
Total operating expense	3,916	3,906
OPERATING INCOME	2,958	3,381

OTHER EXPENSE (INCOME)
Interest income	(26)	(5)
Interest expense	244	414
Foreign exchange loss	21	5
Total other expense, net	239	414
INCOME BEFORE INCOME TAX PROVISION	2,719	2,967

PROVISION FOR INCOME TAXES	701	807

NET INCOME	$2,018	$2,160

NET INCOME PER SHARE
Basic	$0.22	$0.23
Diluted	$0.20	$0.21
Basic weighted average common shares	9,213	9,196
Diluted weighted average common shares	9,926	10,060

COMPREHENSIVE INCOME:
NET INCOME	$2,018	$2,160
Foreign currency translation adjustment	29	79
Comprehensive income	$2,047	$2,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common stock		Additional paid-in	Retained earnings (Accumulated	Foreign currency translation
	Shares	Amount	capital	deficit)	adjustment	Total

THREE MONTHS ENDED MARCH 31, 2025

JANUARY 1, 2025	9,210	$92	$31,129	$5,567	$(662)	$36,126
Exercise of stock options	173	2	636	-	-	638
Stock-based compensation	-	-	107	-	-	107
Comprehensive income	-	-	-	-	29	29
Net income	-	-	-	2,018	-	2,018
MARCH 31, 2025	9,383	$94	$31,872	$7,585	$(633)	$38,918

THREE MONTHS ENDED MARCH 31, 2024

JANUARY 1, 2024	9,196	$92	$30,653	$(3,417)	$(292)	$27,036
Stock-based compensation	-	-	102	-	-	102
Comprehensive income	-	-	-	-	79	79
Net income	-	-	-	2,160	-	2,160
MARCH 31, 2024	9,196	$92	$30,755	$(1,257)	$(213)	$29,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,018	$2,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19	36
Allowance for credit losses	(3)	1
Allowance for inventory obsolescence	(24)	(23)
Stock-based compensation	107	102
Amortization of deferred financing costs	11	10

Changes in operating assets and liabilities:
Accounts receivable	(1,062)	(242)
Inventories	(1,013)	218
Deferred taxes	(47)	180
Prepaid expense and other current assets	362	1,067
Right of use asset	27	21
Accounts payable	1,168	727
Income taxes payable	318	56
Lease liability	(20)	(30)
Accrued liabilities	449	800
Product returns	18	(47)
Net cash provided by operating activities	2,328	5,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24)	(10)
Net cash used in investing activities	(24)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loans	(1,125)	(3,625)
Proceeds from exercise of stock options	259	-
Net cash used in financing activities	(866)	(3,625)

Foreign currency impact on cash	36	(9)

CHANGE IN CASH AND RESTRICTED CASH	1,474	1,392
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	4,520	1,898
CASH AND RESTRICTED CASH, END OF PERIOD	$5,994	$3,290

Supplemental cash flow disclosure
Cash paid for income taxes	$408	$168
Cash paid for interest	$238	$417

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025.

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

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer, (2) can direct Amazon, similar to other third-party logistics providers, to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in advertising and marketing expense in the consolidated statements of income and comprehensive income.

The Company disaggregates revenue into distribution channels, geographical regions, and collections of brands (Legacy FitLife and recently acquired brands). The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, for the quarter ended March 31, 2025 was approximately 67% of net revenue, compared to 65% of net revenue during the same period in the prior year. Wholesale revenue for the quarter ended March 31, 2025 was approximately 33% of net revenue compared to 35% during the same period in the prior year.

Sales to customers in the U.S. were approximately 96% during the three months ended March 31, 2025 and 2024, with the balance of sales for the same respective periods being to customers primarily in Canada.

The Company provides limited financial performance metrics for three collections of brands—Legacy FitLife (consists of nine brands), MRC (consists of three brands), and MusclePharm (one brand). These collections of brands do not meet the definition of operating segments and are not managed as such.

	Three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Legacy FitLife	$7,299	$6,961
MRC	6,674	7,493
MusclePharm	1,963	2,095
Total Revenue	$15,936	$16,549

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

Customer and Vendor Concentration

Total net sales to GNC during the three months ended March 31, 2025 and 2024 were 16% and 25% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

Accounts receivable attributable to GNC as of March 31, 2025 and December 31, 2024 represented 43% and 35% of the Company’s total accounts receivable balance, respectively.

As of March 31, 2025 and December 31, 2024, there was one vendor who accounted for 65% and 59% of the Company's consolidated accounts payable, respectively.

For the three months ended March 31, 2025, there were two vendors who accounted for 54% and 12% of the Company's inventory-related purchases. For the three months ended March 31, 2024, there were two vendors who accounted for 42% and 27% of the Company's inventory-related purchases.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. The Company has approximately $53 in short-term interest-earning accounts pledged as collateral for financing arrangements at March 31, 2025, currently limited to business credit cards.

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

Based on management’s assessment, there were no indicators of impairment at March 31, 2025 or December 31, 2024.

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

Based on management’s assessment, there were no indicators of impairment for intangible assets as of March 31, 2025, and December 31, 2024.

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

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 25.8% and 27.2% for the three months ended March 31, 2025 and 2024, respectively.

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

Basic and diluted weighted-average shares outstanding and antidilutive options that were excluded from diluted weighted average shares outstanding are as follows:

	Three months ended March 31,
	2025	2024

Basic weighted average shares outstanding	9,213	9,196
Dilutive effect of potential common shares	713	864
Diluted weighted average shares outstanding	9,926	10,060

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

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the financial results of FitLife Brands, Inc.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (“ASC 280”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes of the consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

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

The total allowance for expiring, excess and slow-moving inventory items as of March 31, 2025 and December 31, 2024 amounted to $76 and $100, respectively. The Company’s inventories as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
Finished goods	$10,881	$10,348
Components	1,326	826
Allowance for obsolescence	(76)	(100)
Total	$12,131	$11,074

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of March 31, 2025 and December 31, 2024 as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
Equipment	$988	$964
Accumulated depreciation	(899)	(889)
Total	$89	$75

Depreciation expense for the three months ended March 31, 2025 and 2024 was $10 and $26, respectively.

NOTE 6 – CREDIT AGREEMENT

Debt obligations consisted of the following:

	March 31,2025	December 31, 2024
	(Unaudited)
Term Loan A	$5,000	$5,625
Term Loan B	7,000	7,500
Line of Credit	-	-
Unamortized debt issuance costs	(64)	(75)
Total	$11,936	$13,050
Current	(4,500)	(4,500)
Long term	$7,436	$8,550

Credit Agreements – First Citizens Bank

On February 23, 2023, the Company entered into an Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with First Citizens Bank (the “Bank”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the Prior Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12,500 (“Term Loan A”), and a revolving line of credit of $3,500 (the “Line of Credit”, and collectively with the Term Loans, the “Loan”). The Company used the proceeds from the Loan to fund the acquisition of MRC and for general working capital purposes.

Second Amended and Restated Credit Agreement

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with the Bank, amending and restating the Credit Agreement between the Company and the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with an additional Term Loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 23, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets and for general working capital purposes.

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

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of March 31, 2025 and December 31, 2024.

The borrowings outstanding on the Term Loans were $12,000 and $13,125 as of March 31, 2025 and December 31, 2024, respectively.

There was no outstanding balance on the Line of Credit as of March 31, 2025 and December 31, 2024.

Maturities of the Company's Term Loans are as follows:

Year ending
2025 (nine months)	3,375
2026	4,500
2027	2,625
2028	1,500
Total balance outstanding as of March 31, 2025	$12,000

NOTE 7 - EQUITY

The Company is authorized to issue 120,000 shares of Common Stock, $0.01 par value per share, of which 9,383 and 9,210 shares of Common Stock were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Stock Split

On February 7, 2025, the Company effected a 2-for-1 stock split of its Common Stock and proportionately increased the number of authorized shares of Common Stock to 120,000. All share and per share information throughout this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the stock split as of the earliest period presented. The shares of Common Stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued in the stock split was reclassified from additional paid-in capital in excess of par value to Common Stock.

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

During the three months ended March 31, 2025 and 2024, the Company did not repurchase any Common Stock under the 2023 Share Repurchase Program. As of March 31, 2025, the Company may purchase $5,000 of Common Stock under the 2023 Share Repurchase Program.

Options

Information regarding options outstanding as of March 31, 2025 is as follows:

		Weighted average	Weighted average remaining
	Number of options	exercise price	life (years)
Outstanding, December 31, 2023	969	$3.41	4.5
Issued	22	16.63
Exercised	(14)	1.25
Forfeited	-	-
Outstanding, December 31, 2024	977	$3.74	3.5
Issued	-	-
Exercised	(173)	3.69
Forfeited	-	-
Outstanding, March 31, 2025	804	$3.75	3.7

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$0.35	-	2.38	542	3.9	$0.77	542	$0.77
$7.83	-	16.92	262	3.5	$9.93	162	$9.49
			804	3.7	$3.75	704	$2.77

The closing stock price for the Company’s stock on March 31, 2025 was $12.10, resulting in an intrinsic value of outstanding options of $6,812.

During the three months ended March 31, 2025, 173 stock options were exercised pursuant to the terms of the option agreements.  As a result, the Company received cash proceeds of $638, of which $259 was received in March 2025 and the remaining $379 was received in April 2025 and reported as part of Prepaid and Other Current Assets in the accompanying Balance Sheet.

During the three-month periods ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $107 and $102, respectively, related to stock options. As of March 31, 2025, there is $334 of unamortized compensation expense related to stock options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SEGMENT INFORMATION

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

	Three months ended March 31,
	2025	2024
Cost of goods sold	$9,062	$9,262

Employee compensation and benefits	1,537	1,493
Advertising and marketing	1,053	1,228
Operating expense	994	1,051
Merger and acquisition related	332	134
Total operating expense	$3,916	$3,906

Interest and other expense	$239	$414

The following table summarizes sales to customers by geographic regions:

	Three months ended March 31,
	2025	2024
United States	$15,304	$15,844
Rest of world	632	705
Total revenue	$15,936	$16,549

NOTE 10 – SUBSEQUENT EVENTS

Share Repurchase Program

On August 16, 2019, the Company approved a share repurchase program, pursuant to which the Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the subsequent 24 months (the "Share Repurchase Program"). The Share Repurchase Program was amended September 23, 2019 to increase the repurchase amount to $1,000,000; further amended on November 6, 2019 to increase the repurchase amount to $2,500,000 over the subsequent 24 months; further amended on February 1, 2021 to increase the repurchase amount to up to $5,000,000 over the subsequent 24 months; and extended on March 17, 2023 to repurchase up to $5,000,000 of the Company's Common Stock over the subsequent 24 months.

On May 13, 2025, the Board approved a further extension of the Share Repurchase Program. Under the extended and amended Share Repurchase Program, the Board authorized management to repurchase up to $5,000,000 of the Company's Common Stock over the subsequent 24 months, at a purchase price equal to the fair market value of the Company's Common Stock on the date of purchase, with the exact date and amount of such purchases to be determined by management.

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

Recent Developments

Stock Split

On February 7, 2025, the Company effected a 2-for-1 stock split of its Common Stock and proportionately increased the number of authorized shares of Common Stock. All share and per share information throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split. The shares of Common Stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued in the stock split was reclassified from additional paid-in capital in excess of par value to Common Stock.

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

	Three months ended
	March 31, 2025	March 31, 2024	Change ($)	Change (%)
	(Unaudited)
Revenue	$15,936	16,549	$(613)	(4)%
Cost of goods sold	9,062	9,262	(200)	(2)%
Gross profit	6,874	7,287	(413)	(6)%
Gross margin	43.1%	44.0%
Advertising and marketing	1,053	1,228	(175)	(14)%
Selling, general and administrative (“SG&A”)	2,512	2,508	4	0%
Merger and acquisition related	332	134	198	148%
Depreciation and amortization	19	36	(17)	(47)%
Total operating expense	3,916	3,906	10	0%
Operating income	2,958	3,381	(423)	(13)%
Other expense, net	239	414	(175)	(42)%
Provision for income tax	701	807	(106)	(13)%
Net income	2,018	2,160	$(142)	(7)%

Revenue. Revenue for the three months ended March 31, 2025 decreased 4% to $15,936 as compared to $16,549 for the three months ended March 31, 2024. The decrease in revenue for the three months ended March 31, 2025 compared to the prior period is primarily due to lower MRC sales, partially offset by an increase in Legacy FitLife revenue.

Legacy FitLife revenue for the three months ended March 31, 2025 was $7,299, a 5% increase compared to $6,961 for the three months ended March 31, 2024, driven by an 11% increase in online revenue and a 2% increase in wholesale revenue..

MRC revenue for the three months ended March 31, 2025 was $6,674, an 11% decrease compared to $7,493 for the three months ended March 31, 2024.

MusclePharm revenue for the three months ended March 31, 2025 was $1,963, a 6% decrease compared to $2,095 for the three months ended March 31, 2024.

Online revenue for the quarter ended March 31, 2025 was approximately 67% of total net revenue, compared to 65% of total net revenue for the quarter ended March 31, 2024.

Sales to customers in the U.S. were approximately 96% during the quarters ended March 31, 2025 and 2024, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2025 decreased to $9,062 as compared to $9,262 for the three months ended March 31, 2024. This 2% decrease is primarily due to a decrease in revenue attributable to MRC.

Gross Profit. Gross profit for the three months ended March 31, 2025 decreased to $6,874 as compared to $7,287 for the three months ended March 31, 2024. This 6% decrease in gross profit is principally attributable to lower gross profit from MRC and MusclePharm, partially offset by an increase from Legacy FitLife.

Gross Margin. Gross margin for the three months ended March 31, 2025 decreased to 43.1% from 44.0% for the comparable prior period. The decrease in gross margin is primarily attributable to lower margins from both MRC and MusclePharm, partially offset by higher margins from Legacy FitLife.

Advertising and Marketing. Advertising and marketing expense for the three months ended March 31, 2025 decreased to $1,053 as compared to $1,228 for the same period of the prior year. The 14% decrease is the result of targeted efforts to optimize the efficiency of the Company’s advertising spend.

SG&A. SG&A expense for the three months ended March 31, 2025 was essentially flat relative to the same period of 2024.

Merger and Acquisition Related. Merger and acquisition related expense increased to $332 during the quarter ended March 31, 2025 compared to $134 for the same period of 2024.

Net Income. We generated net income of $2,018 for the three months ended March 31, 2025 as compared to net income of $2,160 for the three months ended March 31, 2024. The decrease in net income for the three months ended March 31, 2025 compared to the same period in 2024 was primarily attributable to lower revenue and gross profit from MRC and MusclePharm, partially offset by higher revenue and gross profit from Legacy FitLife, as well as a decrease in operating expense driven by lower advertising spend and lower interest expense due to the lower debt balances carried by the Company.

Supplemental Discussion of Performance of Acquired Brands

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

Legacy FitLife
(Unaudited)	2024				2025
	Q1	Q2	Q3	Q4	Q1
Wholesale revenue	$4,506	$4,224	$3,859	$3,210	$4,585
Online revenue	2,455	2,578	2,443	2,112	2,714
Total revenue	6,961	6,802	6,302	5,322	7,299
Gross profit	2,928	3,006	2,684	2,115	3,254
Gross margin	42.1%	44.2%	42.6%	39.7%	44.6%
Advertising and marketing	80	94	70	59	85
Contribution	$2,848	$2,912	$2,614	$2,056	$3,169
Contribution as a % of revenue	40.9%	42.8%	41.5%	38.6%	43.4%

For the first quarter of 2025, Legacy FitLife revenue increased 5% compared to the same period last year, driven by an 11% increase in online revenue and a 2% increase in wholesale revenue compared to the first quarter of 2024. As previously disclosed, during the fourth quarter of 2024, a commercial dispute with GNC, the Company’s largest customer, resulted in the Company rejecting all purchase orders from GNC beginning on December 1, 2024.  However, any product that was ordered by GNC prior to December 1, 2024 continued to be shipped and was all received by GNC prior to the end of December 2024. In early January 2025, the Company began selling and shipping product directly to its GNC franchisee customers.  On January 23, 2025, the Company and GNC settled their commercial dispute and the Company immediately began accepting purchase orders from GNC, with shipments to the GNC distribution centers beginning approximately two weeks later.  The Company continued shipping directly to GNC franchisees until the GNC distribution centers were restocked.  Subsequent to the distribution centers being restocked during February 2025, in the event GNC distribution centers do not have adequate inventory to fulfill franchisee orders of the Company’s products, the Company may make shipments directly to GNC franchisees in order to ensure continued availability of the Company’s products on store shelves.

For the first quarter of 2025, gross margin increased to 44.6% from 42.1% during the same period last year. Contribution as a percentage of revenue increased to 43.4% from 40.9% over the same time period.

Mimi's Rock (MRC)
(Unaudited)	2024				2025
	Q1	Q2	Q3	Q4	Q1
Wholesale revenue	$94	$90	$71	$40	$63
Online revenue	7,399	7,371	7,139	6,832	6,611
Total revenue	7,493	7,461	7,210	6,872	6,674
Gross profit	3,520	3,597	3,441	3,350	3,030
Gross margin	47.0%	48.2%	47.7%	48.7%	45.4%
Advertising and marketing	1,062	1,071	929	803	794
Contribution	$2,458	$2,526	$2,512	$2,547	$2,236
Contribution as a % of revenue	32.8%	33.9%	34.8%	37.1%	33.5%

For the first quarter of 2025, MRC revenue decreased 11% compared to the same period in 2024. Over the same time period, gross profit decreased 14% and contribution decreased 9%.

For the first quarter of 2025, MRC gross margin decreased to 45.4% from 47.0% during the same period last year.

Revenue for the largest MRC brand, Dr. Tobias, decreased 11% in the first quarter of 2025 while revenue for the skin care brands, Maritime Naturals and All Natural Advice, declined 14%, or 9% on a constant currency basis, in the same period compared to the first quarter of 2024.

The decrease in gross profit for the MRC brands is primarily the result of lower sales. The decrease in gross margin is primarily driven by the change in product mix within the Dr. Tobias brand. The year-over-year increase in contribution as a percentage of revenue for the MRC brands is a function of the optimization of the advertising spend across all MRC brands.

MusclePharm
(Unaudited)	2024				2025
	Q1	Q2	Q3	Q4	Q1
Wholesale revenue	$1,117	$1,388	$1,231	$1,689	$658
Online revenue	978	1,279	1,234	1,130	1,305
Total revenue	2,095	2,667	2,465	2,819	1,963
Gross profit	839	977	876	747	590
Gross margin	40.0%	36.6%	35.5%	26.5%	30.1%
Advertising and marketing	86	161	94	117	174
Contribution	$753	$816	$782	$630	$416
Contribution as a % of revenue	35.9%	30.6%	31.7%	22.3%	21.2%

For the first quarter of 2025, MusclePharm revenue decreased 6% compared to the same period in 2024, with wholesale revenue decreasing 41% and online revenue increasing 33%.

As previously disclosed, in an effort to drive revenue growth, the Company is making targeted investments in advertising and promotion in both the wholesale and online channels. During the fourth quarter of 2024, the Company offered additional promotional incentives to certain wholesale partners in an effort to drive incremental growth for the MusclePharm brand.  The decrease in wholesale revenue during the first quarter was primarily due to one of our wholesale customers that took advantage of the Company’s promotional investment during the fourth quarter of 2024 without increasing their sell-through of the product, which has affected their reorder volumes.

The Company anticipates that the increased promotional efforts will continue for the foreseeable future.  As a result of these investments, gross margin and contribution margin as a percent of revenue may fluctuate materially from quarter to quarter.

In mid-March 2025, the Company launched the new MusclePharm Pro Series, a collection of premium sports nutrition products, in a pilot in high-volume Vitamin Shoppe stores (consisting of approximately 60% of Vitamin Shoppe’s nationwide store base). If the pilot effort is successful, the Pro Series is anticipated to be added to the assortment in all Vitamin Shoppe stores and will be exclusive to Vitamin Shoppe for a period of 12 months.

In addition, the Company is exploring additional new product launches and continues to have productive discussions with a number of potential new wholesale partners.

FitLife Consolidated
(Unaudited)	2024				2025
	Q1	Q2	Q3	Q4	Q1
Wholesale revenue	$5,717	$5,702	$5,161	$4,939	$5,306
Online revenue	10,832	11,228	10,816	10,074	10,630
Total revenue	16,549	16,930	15,977	15,013	15,936
Gross profit	7,287	7,580	7,001	6,212	6,874
Gross margin	44.0%	44.8%	43.8%	41.4%	43.1%
Advertising and marketing	1,228	1,326	1,093	979	1,053
Contribution	$6,059	$6,254	$5,908	$5,233	$5,821
Contribution as a % of revenue	36.6%	36.9%	37.0%	34.9%	36.5%

For the first quarter of 2025 for the Company overall, revenue decreased 4%, gross profit decreased 6%, and contribution decreased 4% compared to the first quarter of 2024.

Gross margin decreased to 43.1% during the first quarter of 2025 compared to 44.0% during the first quarter of last year. Contribution as a percentage of revenue decreased slightly to 36.5% compared to 36.6% during the first quarter of last year

Non-GAAP Measures

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

As presented below, EBITDA excludes interest, foreign exchange gains and losses, income taxes, and depreciation and amortization. Adjusted EBITDA excludes—in addition to interest, foreign exchange losses, taxes, depreciation and amortization—stock-based compensation and merger and acquisition related expense. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net income	$2,018	$2,160
Interest expense	244	414
Interest income	(26)	(5)
Foreign exchange loss	21	5
Provision for income taxes	701	807
Depreciation and amortization	19	36
EBITDA	2,977	3,417
Non-cash and non-recurring adjustments
Stock compensation expense	107	102
Merger and acquisition related expense	332	134
Adjusted EBITDA	$3,416	$3,653

Liquidity and Capital Resources

As of March 31, 2025, the Company had positive working capital of $8,463 compared to $6,832 at December 31, 2024. Our principal sources of liquidity at March 31, 2025 consisted of $5,994 of cash and $2,693 of accounts receivable. The increase in working capital is principally attributable to positive operating cash flows during the three months ended March 31, 2025.

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

The Amended Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, as defined in the Amended Credit Agreement, among other things, interest will accrue at the applicable rate plus 2% per annum, and the Lender may declare all obligations, with interest thereon, immediately due and payable. The Amended Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Lender for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2023, a Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending March 31, 2024, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Credit Agreement). The Company was in compliance with all covenants as of March 31, 2025.

As of March 31, 2025, the borrowings outstanding on the Term Loans and the Line of Credit were $12,000 and $0, respectively.

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

Cash Provided by Operating Activities. Cash provided by operating activities for the three months ended March 31, 2025 was $2,328 compared to cash provided by operating activities of $5,036 for the three months ended March 31, 2024. The decrease in cash provided by operating activities was primarily due to increases in working capital.

Cash Used in Investing Activities. Cash used in investing activities for the three months ended March 31, 2025 and 2024 was $24 and $10, respectively.

Cash Used in Financing Activities. Cash used in financing activities for the three months ended March 31, 2025 was $866 compared to cash used in financing activities of $3,625 during the three months ended March 31, 2024. The decrease in cash used in financing activities is primarily due to the voluntary debt repayment made by the Company during the first quarter of 2024.

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

Management concluded that a triggering event did not occur during the three months ended March 31, 2025. We will continue to review for impairment indicators as necessary in future periods.

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

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the condensed consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer,   (2) can direct Amazon, similar to other third-party logistics providers, to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees for Amazon are recorded in advertising and marketing expense in the condensed consolidated statements of income and comprehensive income.

The Company disaggregates revenue into geographical regions and distribution channels. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue during the three months ended March 31, 2025 was approximately 67% of total revenue, compared to 65% for the three months ended March 31, 2024.

Sales to customers in the U.S. were approximately 96% during the three months ended March 31, 2025 and 2024, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

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

Foreign Currency

The Company has not entered into any foreign currency hedging transactions during the three months ended March 31, 2025.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Amended Credit Agreement (which includes the Term Loans as well as our Line of Credit), and our investments in short-term financial instruments. As of March 31, 2025 the Company had $12,000 outstanding on the Term Loans and $0 under its Line of Credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2025 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our comprehensive Annual Report on Form 10-K for our fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025. Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2025.

ITEM 5. OTHER INFORMATION

In the three months ended March 31, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant	FitLife Brands, Inc.

Date: May 15, 2025	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: May 15, 2025	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)