Form 10-Q
period 2025-06-30
FITLIFE BRANDS, INC.
filed 2025-08-14
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, a total of 9,391,072 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,530	$4,468
Restricted cash	55	52
Accounts receivable, net of allowance of doubtful accounts of $19 and $41, respectively	2,488	1,626
Inventories, net of allowance for obsolescence of $78 and $100, respectively	11,722	11,074
Deposit for Irwin acquisition	5,000	-
Prepaid expense and other current assets	1,382	923
Total current assets	22,177	18,143

Property and equipment, net	81	75
Right of use asset	367	412
Intangibles, net of amortization of $162 and $152, respectively	26,285	26,235
Goodwill	13,116	13,022
Deferred tax asset	821	644
TOTAL ASSETS	$62,847	$58,531

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$4,940	$4,067
Accrued expense	1,409	684
Income taxes payable	1,521	1,415
Product returns	524	564
Term loan – current portion	4,500	4,500
Lease liability – current portion	74	81
Total current liabilities	12,968	11,311

Term loan, net of current portion and unamortized deferred finance costs	6,321	8,550
Long-term lease liability, net of current portion	299	331
Deferred tax liability	2,340	2,213
TOTAL LIABILITIES	21,928	22,405

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.01 par value, 120,000 shares authorized; 9,391 and 9,210 issued and outstanding as of June 30, 2025 and December 31, 2024	94	92
Additional paid-in capital	32,015	31,129
Retained earnings	9,332	5,567
Foreign currency translation adjustment	(522)	(662)
TOTAL STOCKHOLDERS' EQUITY	40,919	36,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,847	$58,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Revenue	$16,127	$16,930	$32,063	$33,479
Cost of goods sold	9,223	9,350	18,285	18,612
Gross profit	6,904	7,580	13,778	14,867

OPERATING EXPENSE:
Advertising and marketing	1,191	1,326	2,244	2,554
Selling, general and administrative	2,485	2,528	4,997	5,036
Merger and acquisition related	696	24	1,028	158
Depreciation and amortization	14	27	33	63
Total operating expense	4,386	3,905	8,302	7,811

OPERATING INCOME	2,518	3,675	5,476	7,056

OTHER EXPENSE (INCOME)
Interest income	(50)	(17)	(76)	(22)
Interest expense	225	345	469	759
Foreign exchange (gain) loss	(35)	(10)	(14)	(5)
Total other expense	140	318	379	732

INCOME BEFORE INCOME TAX PROVISION	2,378	3,357	5,097	6,324

PROVISION FOR INCOME TAXES	631	729	1,332	1,536

NET INCOME	$1,747	$2,628	$3,765	$4,788

NET INCOME PER SHARE
Basic	$0.19	$0.29	$0.40	$0.52
Diluted	$0.18	$0.27	$0.38	$0.49
Basic weighted average common shares	9,389	9,196	9,301	9,196
Diluted weighted average common shares	9,961	9,900	9,944	9,862

COMPREHENSIVE INCOME:
NET INCOME	$1,747	$2,628	$3,765	$4,788
Foreign currency translation adjustment	111	(250)	140	(171)
Comprehensive income	$1,858	$2,378	$3,905	$4,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In thousands)

(Unaudited)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Foreign currency translation
	Shares	Amount	capital	deficit)	adjustment	Total

THREE MONTHS ENDED JUNE 30, 2025

APRIL 1, 2025	9,383	$94	$31,872	$7,585	$(633)	$38,918
Exercise of stock options	8	-	44	-	-	44
Stock-based compensation	-	-	99	-	-	99
Comprehensive income	-	-	-	-	111	111
Net income	-	-	-	1,747	-	1,747
JUNE 30, 2025	9,391	$94	$32,015	$9,332	$(522)	$40,919

SIX MONTHS ENDED JUNE 30, 2025

JANUARY 1, 2025	9,210	$92	$31,129	$5,567	$(662)	$36,126
Exercise of stock options	181	2	680	-	-	682
Stock-based compensation	-	-	206	-	-	206
Comprehensive income	-	-	-	-	140	140
Net income	-	-	-	3,765	-	3,765
JUNE 30, 2025	9,391	$94	$32,015	$9,332	$(522)	$40,919

THREE MONTHS ENDED JUNE 30, 2024

APRIL 1, 2024	9,196	$92	$30,755	$(1,257)	$(213)	$29,377
Stock-based compensation	-	-	101	-	-	101
Comprehensive loss	-	-	-	-	(250)	(250)
Net income	-	-	-	2,628	-	2,628
JUNE 30, 2024	9,196	$92	$30,856	$1,371	$(463)	$31,856

SIX MONTHS ENDED JUNE 30, 2024

JANUARY 1, 2024	9,196	$92	$30,653	$(3,417)	$(292)	$27,036

Stock-based compensation	-	-	203	-	-	203
Comprehensive loss	-	-	-	-	(171)	(171)
Net income	-	-	-	4,788	-	4,788
JUNE 30, 2024	9,196	$92	$30,856	$1,371	$(463)	$31,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,765	$4,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	63
Allowance for doubtful accounts	(22)	1
Allowance for inventory obsolescence	(22)	(93)
Stock-based compensation	206	203
Amortization of deferred financing costs	21	19
Changes in operating assets and liabilities:
Accounts receivable - trade	(809)	(480)
Inventories	(507)	(641)
Deferred tax asset	(177)	110
Prepaid expense and other current assets	(450)	770
Right-of-use asset	46	45
Accounts payable	828	1,064
Income taxes payable	26	830
Lease liability	(41)	(53)
Accrued expense	641	21
Product returns	(15)	(41)
Net cash provided by operating activities	3,523	6,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposit paid for Irwin acquisition	(5,000)	-
Purchase of property and equipment	(29)	(10)
Net cash used in investing activities	(5,029)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loans	(2,250)	(4,750)
Proceeds from exercise of stock options	682	-
Net cash used in financing activities	(1,568)	(4,750)

Foreign currency impact on cash	139	(9)

CHANGE IN CASH AND RESTRICTED CASH	(2,935)	1,837
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	4,520	1,898
CASH AND RESTRICTED CASH, END OF PERIOD	$1,585	$3,735

Supplemental cash flow disclosure
Cash paid for income taxes	$1,934	$517
Cash paid for interest, net of amounts capitalized	$458	$761

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025.

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

The Company disaggregates revenue into distribution channels, geographical regions and collections of brands (Legacy FitLife and recently acquired brands). The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, was approximately 65% of net revenue for the quarter ended June 30, 2025, compared to 66% of net revenue during the same period in the prior year.  Wholesale revenue was approximately 35% of net revenue for the quarter ended June 30, 2025 compared to 34% during the same period in the prior year.

Online revenue was approximately 66% of net revenue for the six months ended June 30, 2025 and 2024. Wholesale revenue was approximately 34% of net revenue for the six months ended June 30, 2025 and 2024.

Sales to customers in the U.S. were approximately 96% during the three and six months ended June 30, 2025 and 2024, with the balance of sales for the same respective periods being to customers primarily in Canada.

The Company provides limited financial performance metrics for three collections of brands—Legacy FitLife (consists of nine brands), MRC (consists of three brands) and MusclePharm (one brand). These collections of brands do not meet the definition of operating segments and are not managed as such.

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)		(Unaudited)
Legacy FitLife	$7,303	$6,802	$14,602	$13,763
MRC	6,269	7,461	12,943	14,954
MusclePharm	2,555	2,667	4,518	4,762
Total Revenue	$16,127	$16,930	$32,063	$33,479

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

Customer and Vendor Concentration

Net sales to GNC during the three-month periods ended June 30, 2025 and 2024 represented 22% and 23% of total net revenue, respectively. Net sales to GNC during the six-month periods ended June 30, 2025 and 2024 represented 19% and 24% of total net revenue, respectively. Gross accounts receivable attributable to GNC represented 28% and 35% of the Company’s total accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, there was one vendor who accounted for more than 10% of the Company's consolidated accounts payable. During the six months ended June 30, 2025 and 2024, there were two vendors who each accounted for over 10% of the Company’s inventory-related purchases.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. The Company has approximately $55 in short-term interest-earning accounts pledged as collateral for financing arrangements at June 30, 2025, currently limited to business credit cards.

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

Management determined there were no indicators of impairment at June 30, 2025 or December 31, 2024. The Company will perform its next impairment analysis in December 2025.

Intangible Assets

The Company has certain intangible assets that were recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of client relationships, formulations, and website. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life.  Intangible assets with indefinite lives, which consist of brands and trademarks, are not amortized but are tested for impairment annually or when indicators of impairment exist. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.  The Company noted no indicators of impairment for intangible assets as of June 30, 2025, and December 31, 2024.

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

There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 26.1% and 24.3% for the six months ended June 30, 2025 and 2024, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. For the three and six months ended June 30, 2025 and 2024, there were no antidilutive options.

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Basic weighted average shares outstanding	9,389	9,196	9,301	9,196
Dilutive effect of potential common shares	572	704	643	666
Diluted weighted average shares outstanding	9,961	9,900	9,944	9,862

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

The total allowance for expiring, excess and slow-moving inventory items as of June 30, 2025 and December 31, 2024 amounted to $78 and $100, respectively. The Company’s inventories as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)
Finished goods	$10,276	$10,348
Components	1,524	826
Allowance for obsolescence	(78)	(100)
Total	$11,722	$11,074

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of June 30, 2025 and December 31, 2024 as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)
Equipment	$993	$964
Accumulated depreciation	(912)	(889)
Total	$81	$75

Depreciation expense for the three months ended June 30, 2025 and 2024 was $13 and $16, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $23 and $42, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)

Term Loan A	$4,375	$5,625
Term Loan B	6,500	7,500
Unamortized debt issuance costs	(54)	(75)
Total	10,821	13,050
Current	(4,500)	(4,500)
Long term	$6,321	$8,550

Credit Agreements – First Citizens Bank

On February 23, 2023, the Company entered into an Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with First Citizens Bank (the “Bank”), amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the 2023 Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12,500 (“Term Loan A”), and a revolving line of credit of $3,500 (the “Line of Credit”, and collectively with the Term Loans, the “Loan”). The Company used the proceeds from the Loan to fund the acquisition of MRC and for general working capital purposes.

Second Amended and Restated Credit Agreement

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with the Bank, amending and restating the 2023 Credit Agreement between the Company and the Bank. Pursuant to the Prior Credit Agreement, the Bank provided the Company with an additional Term Loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 23, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets and for general working capital purposes.

First Amendment to Second Amended and Restated Credit Agreement

On December 19, 2024, the Company entered into the First Amendment to the Amended Credit Agreement (the “Amended Prior Credit Agreement”) to extend the Line of Credit to April 30, 2026.

Term Loans A and B – Pursuant to the Amended Prior Credit Agreement, the Term Loans accrue interest at a per annum rate equal to the greater of 3.50% or 2.75% above the one-month secured overnight financing rate ("SOFR") published for such day by the Federal Reserve Bank of New York. The Company shall make quarterly payments of principal plus accrued interest on the Term Loans until the principal balances are fully amortized. Quarterly principal payments for Term Loan A and Term Loan B are $625 and $500, respectively. The Company may prepay amounts borrowed under the Term Loans, in whole or in part, with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment. During the first quarter of 2024, the Company made a voluntary prepayment on Term Loan A of $2,500, and as such, Term Loan A will fully amortize in February 2027. Term Loan B will fully amortize in October 2028.

Line of Credit – Also pursuant to the Amended Prior Credit Agreement, outstanding advances under the Line of Credit (“Advances”) will accrue interest at a per annum rate equal to the greater of 3.50% or 2.75% above the one-month SOFR, and the Company will pay the interest on the Advances monthly, with all principal and any accrued interest on outstanding Advances being due and payable in full on the Line of Credit maturity date. The Company may prepay amounts borrowed under the Line of Credit, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

The Amended Prior Credit Agreement contains customary events of default (each an “Event of Default”), which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all obligations, with interest thereon, immediately due and payable. The Amended Prior Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters; and customary affirmative and negative covenants, including covenants to maintain a Fixed Charge Coverage Ratio (as defined in the Amended Prior Credit Agreement) of not less than 1.25 to 1.00 as tested quarterly on a trailing twelve-month basis, a Funded Debt to EBITDA Ratio (as defined in the Amended Prior Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, and to the extent the Term Loans still have a balance as of June 30, 2025 and a Cash Flow Leverage threshold (as defined in the Amended Prior Credit Agreement) of at least 1.15 is not met, the Company will be required to make a prepayment on the Term Loans equal to 50% of the Excess Cash Flow (as defined in the Amended Prior Credit Agreement). The Company was in compliance with all covenants as of June 30, 2025 and December 31, 2024.

The borrowings outstanding on the Term Loans were $10,875 and $13,125 as of June 30, 2025 and December 31, 2024, respectively.

There was no outstanding balance on the Line of Credit as of June 30, 2025 and December 31, 2024.

Subsequent to the end of the quarter, on August 8, 2025, the Company entered into a Loan and Security and Guarantee Agreement (“Credit Agreement”) with the bank, as further described in Note 10. Subsequent Event to the condensed consolidated financial statements.

NOTE 7 - EQUITY

The Company is authorized to issue 120,000 shares of Common Stock, $0.01 par value per share, of which 9,391 and 9,210 shares of Common Stock were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

Share Repurchase Program

On May 13, 2025, the Board approved the extension of the Company’s previously authorized share repurchase program, initially approved by the Board on August 16, 2019, as amended on September 23, 2019, November 6, 2019, February 1, 2021 and March 17, 2023 (“Share Repurchase Program”). Under the extended and amended Share Repurchase Program, the Board authorized management to repurchase up to $5,000 of the Company's Common Stock over a period of 24 months, at a purchase price equal to the fair market value of the Company's Common Stock on the date of purchase, with the exact date and amount of such purchases to be determined by management (the “2025 Share Repurchase Program”).

During the six months ended June 30, 2025 and 2024, the Company did not repurchase any Common Stock under its share repurchase programs. As of June 30, 2025, the Company may purchase $5,000 of Common Stock under the 2025 Share Repurchase Program.

Options

Information regarding options outstanding as of June 30, 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)
Outstanding, December 31, 2024	977	$3.74	3.5
Issued	-	-	-
Exercised	(181)	3.78	-
Forfeited	-	-	-
Outstanding, June 30, 2025	796	$3.73	3.6

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price

$0.35	-	2.38	542	3.7	$0.77	542	$0.77
$7.83	-	16.92	254	3.5	$10.06	154	$9.68
			796	3.6	$3.73	696	$2.74

The closing stock price for the Company’s stock on June 30, 2025 was $13.02, resulting in an intrinsic value of outstanding options of $7,475.

During the three-month periods ended June 30, 2025 and 2024, the Company recognized stock-based compensation of $99 and $101, respectively, related to stock options. During the six-month periods ended June 30, 2025 and 2024, the Company recognized stock-based compensation of $206 and $203, respectively, related to stock options. As of June 30, 2025 there is $234 of unamortized stock-based compensation related to stock options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SEGMENT INFORMATION

The Company operates and manages its business as one reportable operating segment dedicated to providing innovative and proprietary nutritional supplements and wellness products for health-conscious consumers.  The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. In addition, the Company manages its business activities on a consolidated basis.

The Company’s CODM allocates resources and assesses financial performance based upon financial data presented at the consolidated level.  The CODM uses net income as the sole measure of segment profit.

Significant segment expenses include cost of goods sold, advertising and marketing, merger and acquisition related and other expense, which are all presented on the condensed consolidated statements of income and comprehensive income.  Employee compensation and benefits is also a significant segment expense.  Operating expense includes all remaining costs necessary to operate our business, including external professional services, insurance and other administrative expenses.  The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Cost of goods sold	$9,223	$9,350	$18,285	$18,612

Employee compensation and benefits	1,494	1,546	3,031	3,039
Advertising and marketing	1,191	1,326	2,244	2,554
Operating expense	1,005	1,009	1,999	2,060
Merger and acquisition related	696	24	1,028	158
Total operating expense	$4,386	$3,905	$8,302	$7,811

Interest and other expense	$140	$318	$379	$732

The following table summarizes sales to customers by geographic regions:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$15,484	$16,262	$30,816	$32,066
Rest of world	643	668	1,247	1,413
Total revenue	$16,127	$16,930	$32,063	$33,479

NOTE 10 – SUBSEQUENT EVENTS

Acquisition - Irwin Naturals

On August 8, 2025 (“the Closing Date”), the Company acquired substantially all of the assets of Irwin Naturals and its related affiliates (“Irwin”) through an asset purchase transaction under Section 363 of the US Bankruptcy Code. The Company acquired substantially all of the assets and assumed certain liabilities of Irwin.  Total consideration for the acquisition before any post-closing adjustments was approximately $42,500.  Of this amount, $29,750 was funded using proceeds from a new term loan provided by the Bank, $6,000 was funded from a new $10,000 revolving line-of-credit from the Bank, with the remainder funded from the Company’s available cash balances. The Company is in the process of determining the fair value of the tangible and intangible assets of Irwin.

The Company is in the process of determining the appropriate accounting for this acquisition.

Loan Security and Guarantee Agreement – First Citizens Bank

On the Closing Date, the Company entered into the Credit Agreement with the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with a five-year term loan in the amount of $40,625 (“Term Loan”) and a three-year revolving line of credit of up to $10,000 (the “Credit Line”, and collectively with the Term Loan, the “Loan”). The Company used $29,750 from the Term Loan to complete the purchase of substantially all of the assets of Irwin, and its related affiliates, pursuant to an Asset Purchase and Sale Agreement (“APA”), and $10,875 to pay off, retire and replace all existing debt of the Company as of the Closing Date.

Pursuant to the Credit Agreement, the Term Loan accrues interest at a per annum rate equal to 2.50% to 3.00%, based on leverage, above a forward-looking term rate, based on the secured overnight financing rate published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (“Term SOFR Rate”, the Term SOFR Rate together with the aforementioned margin, the “Applicable Rate”), and the Company shall make payments of accrued interest on the Term Loan at the end of each interest period and shall make payments on March 31, June 30, September 30 and December 31, of each calendar year, commencing on December 31, 2025, of principal on the Term Loan in amounts equal to 3.75% of the then-outstanding principal balance of the Term Loan for the first eight such payment dates and 5.00% thereafter, in each case plus accrued interest, with all remaining principal and accrued interest on the Term Loan being due and payable in full on August 8, 2030; and outstanding advances under the Credit Line (“Advances”) will accrue interest at the Applicable Rate, and the Company shall make payments of accrued interest on such Advances at the end of each interest period and on the repayment of any Advance with all remaining principal and accrued interest on the Advances being due and payable in full on August 8, 2028.

The Credit Agreement contains customary events of default, which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all Obligations (as defined in the Credit Agreement) immediately due and payable. The Credit Agreement further contains customary representations and warranties of the Company, customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters, and customary affirmative and negative covenants, including covenants to maintain a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.75 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2025 and ending with the fiscal quarter ended June 30, 2026 and a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending September 30, 2026, and to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 as tested on the last day of each fiscal quarter, commencing with the quarter ending December 31, 2025.

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

Recent Acquisitions

Acquisition of Irwin Naturals

Subsequent to the end of the quarter, on August 8, 2025 (“the Closing Date”), the Company acquired substantially all of the assets of Irwin Naturals and its related affiliates (“Irwin”) through an asset purchase transaction under Section 363 of the US Bankruptcy Code. The Company acquired substantially all of the assets and assumed certain liabilities of Irwin.  Total consideration for the acquisition before any post-closing adjustments was approximately $42,500 in cash.  Of this amount, $29,750 was funded using proceeds from a new term loan provided by the Bank, $6,000 was funded from a new $10,000 revolving line-of-credit from the Bank, with the remainder funded from the Company’s available cash balances.

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

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	Three months ended
	June 30, 2025	June 30, 2024	Change ($)	Change (%)
	(Unaudited)
Revenue	$16,127	$16,930	$(803)	(5)%
Cost of goods sold	9,223	9,350	(127)	(1)%
Gross profit	6,904	7,580	(676)	(9)%
Gross margin	42.8%	44.8%	n/m	(2.0)%
Advertising and marketing	1,191	1,326	(135)	(10)%
Selling. general and administrative (“SG&A”)	2,485	2,528	(43)	(2)%
Merger and acquisition related	696	24	672	n/m %
Depreciation and amortization	14	27	(13)	(48)%
Total operating expense	4,386	3,905	481	12%
Operating income	2,518	3,675	(1,157)	(31)%
Other expense (income), net	140	318	(178)	(56)%
Provision for income tax	631	729	(98)	(13)%
Net income	1,747	$2,628	$(881)	(34)%

Revenue.  Revenue for the three months ended June 30, 2025 decreased 5% to $16,127 compared to $16,930 for the three months ended June 30, 2024. The decrease in revenue for the three months ended June 30, 2025 compared to the prior period is primarily due to declining revenue from MRC, partially offset by an increase in Legacy FitLife revenue.

Legacy FitLife revenue for the three months ended June 30, 2025 was $7,303, a 7% increase compared to the previous year, primarily driven by a 17% increase in online revenue as well as a 1% increase in wholesale revenue.

MRC revenue for the three months ended June 30, 2025 was $6,269, a 16% decrease from the same period of last year due primarily to a drop in traffic to its product listing pages on Amazon.

During the three months ended June 30, 2025, MusclePharm generated revenue of $2,555, a 4% decrease compared to the same quarter last year, with small decreases in both online and wholesale revenue.

Online revenue during the quarter ended June 30, 2025 was approximately 65% of net revenue, compared to 35% for wholesale channels for the same period.  Online revenue during the quarter ended June 30, 2024 was 66% of net revenue compared to 34% for wholesale channels during the same period.

Sales to customers in the U.S. were approximately 96% during the quarters ended June 30, 2025 and 2024, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2025 decreased to $9,223 as compared to $9,350 for the three months ended June 30, 2024. This 1% decrease is primarily due to the decrease in revenue.

Gross Profit.  Gross profit for the three months ended June 30, 2025 decreased to $6,904 as compared to $7,850 for the three months ended June 30, 2024. The decrease in gross profit is principally attributable to lower gross profit from MRC and MusclePharm, partially offset by a 6% increase in gross profit from Legacy FitLife.

Gross Margin. Gross margin for the three months ended June 30, 2025 decreased to 42.8% from 44.8% for the comparable prior period. The decrease in gross margin is primarily attributable due to product mix, continued MusclePharm promotional investment, and the impact of tariffs on the Company’s skin care products being sold in Canada.

Advertising and Marketing. Advertising and marketing expense for the three months ended June 30, 2025 decreased to $1,191 as compared to $1,326 for the same period of the prior year. The 10% decrease is the result of targeted efforts to rationalize the Company’s advertising spend on less effective advertising campaigns.

SG&A. SG&A expense for the three months ended June 30, 2025 decreased 2% to $2,485 as compared to $2,528 for the three months ended June 30, 2024.

Merger and Acquisition Related. Merger and acquisition related expense increased to $696 during the quarter ended June 30, 2025 compared to $24 for the same period in 2024, driven by transaction costs related to the Irwin acquisition.

Net Income.  We generated net income of $1,747 for the three months ended June 30, 2025 as compared to net income of $2,628 for the three months ended June 30, 2024. The decrease in net income for the three months ended June 30, 2025 compared to the same period in 2024 was primarily attributable to lower revenue and gross profit as well as an increase in merger and acquisition related expense.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	Six months ended
	June 30, 2025	June 30, 2024	Change ($)	Change (%)
	(Unaudited)
Revenue	$32,063	$33,479	$(1,416)	(4)%
Cost of goods sold	18,285	18,612	(327)	(2)%
Gross profit	13,778	14,867	(1,089)	(7)%
Gross margin	43.0%	44.4%	n/m	(1.4)%
Advertising and marketing	2,244	2,554	(310)	(12)%
Selling, general and administrative (“SG&A”)	4,997	5,036	(39)	(1)%
Merger and acquisition related	1,028	158	870	n/m %
Depreciation and amortization	33	63	(30)	(48)%
Total operating expense	8,302	7,811	491	6%
Operating income	5,476	7,056	(1,580)	(22)%
Other expense, net	379	732	(353)	(48)%
Provision for income tax	1,332	1,536	(204)	(13)%
Net income	$3,765	$4,788	$(1,023)	(21)%

Revenue.  Revenue for the six months ended June 30, 2025 decreased 4% to $32,063 as compared to $33,479 for the six months ended June 30, 2024. The decrease in revenue for the six months ended June 30, 2025 compared to the prior period is primarily due to lower MRC sales, partially offset by an increase in Legacy FitLife revenue.

Legacy FitLife revenue for the six months ended June 30, 2025 was $14,602, a 6% increase compared to the previous year, driven by a 14% increase in online revenue as well as a 2% increase in wholesale revenue.

MRC revenue for the six months ended June 30, 2025 was $12,943, a 13% decrease compared to the same period of last year, driven by a 13% decrease in online sales.

MusclePharm revenue for the six months ended June 30, 2025 was $4,518, a 5% decrease compared to the same period of last year, driven by a 21% decrease in wholesale revenue, partially offset by a 13% increase in online revenue.

Online revenue and wholesale revenue for the six months ended June 30, 2025 and 2024, remained the same at approximately 66% and 34% of total net revenue, respectively.

Sales to customers in the U.S. were approximately 96% during the six months ended June 30, 2025 and 2024, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2025 decreased to $18,285 as compared to $18,612 for the six months ended June 30, 2024. This 2% decrease is primarily due to the decrease in revenue.

Gross Profit.  Gross profit for the six months ended June 30, 2025 decreased to $13,778 as compared to $14,867 for the six months ended June 30, 2024. The decrease in gross profit is principally attributable to lower gross profit from MRC and MusclePharm, partially offset by higher gross profit from Legacy FitLife.

Gross Margin. Gross margin for the six months ended June 30, 2025 decreased to 43.0% from 44.4% for the comparable prior period. The decrease in gross margin is primarily attributable to lower margins from both MRC, in part due to tariffs and changing product mix, and MusclePharm, partially offset by higher margins from Legacy FitLife.

Advertising and Marketing. Advertising and marketing expense for the six months ended June 30, 2025 decreased to $2,244 as compared to $2,554 for the same period of the prior year. The 12% decrease is primarily the result of targeted efforts to rationalize the Company’s advertising spend on less effective advertising campaigns.

SG&A. SG&A expense for the six months ended June 30, 2025 decreased to $4,997 as compared to $5,036 for the six months ended June 30, 2024.

Merger and Acquisition Related. Merger and acquisition related expense increased to $1,028 during the six months ended June 30, 2025 compared to $158 for the same period of 2024, driven primarily by transaction costs related to the Irwin acquisition during the first six months of 2025.

Net Income.  We generated net income of $3,765 for the six months ended June 30, 2025 as compared to net income of $4,788 for the six months ended June 30, 2024. The decrease in net income for the six months ended June 30, 2025 compared to the same period in 2024 was primarily attributable to lower revenue and gross profit for MRC and an increase in acquisition-related expense due to the Irwin acquisition.

Supplemental Discussion of Performance of Acquired Brands

One of the primary metrics used by management to evaluate the performance of the Company’s brands is contribution, a non-GAAP financial measure which management defines as gross profit less advertising and marketing expenditures. Other companies may also report contribution as a performance metric, but their definition or calculation of contribution may differ from the Company’s. Management believes that contribution, as defined by the Company, is a particularly relevant performance metric since it incorporates the gross profit associated with a specific brand or collection of brands as well as the advertising and marketing expenditures associated with the same brand or brands. With limited exceptions, other operating expenses incurred by the Company are generally not allocable to a specific brand or collection of brands.  Management intends to provide this level of disclosure for approximately two years following a transaction, after which the performance of acquired brands will be reported as part of Legacy FitLife results.

Other than for MusclePharm, the numbers in the contribution tables presented below represent the performance of a collection of brands. Legacy FitLife consists of nine brands and MRC consists of three brands. These collections of brands do not meet the definition of operating segments and are not managed as such.

Legacy FitLife
(Unaudited)	2024			2025
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	4,224	3,859	3,210	4,585	4,282
Online revenue	2,578	2,443	2,112	2,714	3,021
Total revenue	6,802	6,302	5,322	7,299	7,303
Gross profit	3,006	2,684	2,115	3,254	3,200
Gross margin	44.2%	42.6%	39.7%	44.6%	43.8%
Advertising and marketing	94	70	59	85	130
Contribution	2,912	2,614	2,056	3,169	3,070
Contribution as a % of revenue	42.8%	41.5%	38.6%	43.4%	42.0%

For the second quarter of 2025, Legacy FitLife revenue increased 7% compared to the same period last year, driven by a 17% increase in online revenue as well as a 1% increase in wholesale revenue. As previously disclosed, during the fourth quarter of 2024, a commercial dispute with GNC, the Company’s largest customer, resulted in the Company rejecting all purchase orders from GNC beginning on December 1, 2024.  However, any product that was ordered by GNC prior to December 1, 2024 continued to be shipped and was all received by GNC prior to the end of December 2024.

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

For the second quarter of 2025, gross margin decreased to 43.8% from 44.2% during the same period last year. Contribution as a percentage of revenue decreased to 42.0% from 42.8% over the same time period.

Mimi's Rock (MRC)
(Unaudited)	2024			2025
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	90	71	40	63	103
Online revenue	7,371	7,139	6,832	6,611	6,166
Total revenue	7,461	7,210	6,872	6,674	6,269
Gross profit	3,597	3,441	3,350	3,030	2,916
Gross margin	48.2%	47.7%	48.7%	45.4%	46.5%
Advertising and marketing	1,071	929	803	794	823
Contribution	2,526	2,512	2,547	2,236	2,093
Contribution as a % of revenue	33.9%	34.8%	37.1%	33.5%	33.4%

For the second quarter of 2025, MRC revenue decreased 16% compared to the same period in 2024. Over the same time period, gross profit decreased 19% and contribution decreased 17%.

For the second quarter of 2025, gross margin decreased to 46.5% from 48.2% during the same period last year, primarily due product mix and the impact of tariffs on certain of the Company’s skin care products.

Revenue for the largest MRC brand, Dr. Tobias, decreased 16% in the second quarter of 2025 while revenue for the skin care brands, Maritime Naturals and All Natural Advice, declined 20% in the same period compared to the second quarter of 2024.

The decrease in gross profit for the MRC brands is primarily due to lower revenue. The decrease in gross margin is primarily driven by changes in product mix within the Dr. Tobais brand and tariffs affecting the skin care brands. The year-over-year decrease in contribution as a percentage of revenue for the MRC brands is primarily due to lower gross profit, partially offset by reduced advertising spend.

MusclePharm
(Unaudited)	2024			2025
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	1,388	1,231	1,689	658	1,311
Online revenue	1,279	1,234	1,130	1,305	1,244
Total revenue	2,667	2,465	2,819	1,963	2,555
Gross profit	977	876	747	590	788
Gross margin	36.6%	35.5%	26.5%	30.1%	30.8%
Advertising and marketing	161	94	117	174	238
Contribution	816	782	630	416	550
Contribution as a % of revenue	30.6%	31.7%	22.3%	21.2%	21.5%

For the second quarter of 2025, MusclePharm revenue decreased 4% compared to the same period in 2024, with wholesale revenue decreasing 6% and online revenue decreasing 3%. As previously disclosed, in an effort to drive revenue growth, the Company is making targeted investments in advertising and promotion in both the wholesale and online channels. Beginning in the fourth quarter of 2024, the Company offered additional promotional incentives to certain wholesale partners in an effort to drive incremental growth for the MusclePharm brand.  The decrease in wholesale revenue that occurred during the first quarter was primarily due to one of our wholesale customers that took advantage of the Company’s promotional investment during the fourth quarter of 2024 without increasing their sell-through of the product, which affected their reorder volumes during the first quarter of 2025.

The Company anticipates that the increased promotional efforts will continue for the foreseeable future.  As a result of these investments, gross margin and contribution margin as a percent of revenue may fluctuate materially from quarter to quarter.

In mid-March 2025, the Company launched the new MusclePharm Pro Series, a collection of premium sports nutrition products, in a pilot in high-volume Vitamin Shoppe stores (consisting of approximately 60% of Vitamin Shoppe’s nationwide store base). Following the pilot, some of the MusclePharm Pro Series products will continue to be sold in Vitamin Shoppe, while others will be discontinued.  The Company has begun selling the MusclePharm Pro Series products online as well as through international wholesale partners.

FitLife Consolidated
(Unaudited)	2024			2025
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	5,702	5,161	4,939	5,306	5,696
Online revenue	11,228	10,816	10,074	10,630	10.431
Total revenue	16,930	15,977	15,013	15,936	16,127
Gross profit	7,580	7,001	6,212	6,874	6,904
Gross margin	44.8%	43.8%	41.4%	43.1%	42.8%
Advertising and marketing	1,326	1,093	979	1,053	1,191
Contribution	6,254	5,908	5,233	5,821	5,713
Contribution as a % of revenue	36.9%	37.0%	34.9%	36.5%	35.4%

For the second quarter of 2025 for the Company overall, revenue decreased 5%, gross profit decreased 9%, and contribution decreased 9% compared to the second quarter of 2024.

Gross margin decreased to 42.8% during the second quarter of 2025 compared to 44.8% during the second quarter of last year. Contribution as a percentage of revenue decreased to 35.4% compared to 36.9% during the first quarter of last year

Non-GAAP Measures

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

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,747	$2,628	$3,765	$4,788
Interest expense	225	345	469	759
Interest income	(50)	(17)	(76)	(22)
Foreign exchange (gain) loss	(35)	(10)	(14)	(5)
Provision for income taxes	631	729	1,332	1,536
Depreciation and amortization	14	27	33	63
EBITDA	2,532	3,702	5,509	7,119
Non-cash and non-recurring adjustments
Stock-based compensation	99	101	206	203
Merger and acquisition related	696	24	1,028	158
Adjusted EBITDA	$3,327	$3,827	$6,743	$7,480

Liquidity and Capital Resources

As of June 30, 2025, the Company had positive working capital of $9,209, compared to $6,832 at December 31, 2024. Our principal sources of liquidity at June 30, 2025 consisted of $1,585 of cash and $2,488 of accounts receivable. The increase in working capital is principally attributable to positive operating cash flows during the six months ended June 30, 2025.

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

On February 23, 2023, the Company and the Lender amended the Line of Credit Agreement (the “2023 Credit Agreement”) providing the Company with a term loan for the principal amount of $12.5 million (“Term Loan A”). All other terms of the Credit Agreement remain unchanged. All of the proceeds from Term Loan A were used for the acquisition of MRC.

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with the Lender, amending and restating the 2023 Credit Agreement between the Company and the Lender. Pursuant to the Prior Credit Agreement, the Lender provided the Company with an additional term loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3.5 million to December 23, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets.

On December 19, 2024, the Company entered into the First Amendment to the Amended Credit Agreement (the “Amended Prior Credit Agreement”) to extend the $3.5 million Line of Credit to April 30, 2026. Pursuant to the Amended Prior Credit Agreement, the Line of Credit accrues interest at an annual rate equal to the greater of 3.50% or the one-month secured overnight financing rate (“SOFR”) rate plus 2.75%, and each advance will be payable on the maturity date with the interest on outstanding advances payable monthly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the maturity date, without premium or penalty.

On August 8, 2025 (the “Closing Date”), the Company entered into the Credit Agreement with First-Citizens Bank & Trust Company (the “Bank”). Pursuant to the Credit Agreement, the Bank provided the Company with a five-year term loan in the amount of $40,625 (“Term Loan”) and a three-year revolving line of credit of up to $10,000 (the “Credit Line”, and collectively with the Term Loan, the “Loan”). The Company used $29,750 from the Term Loan to complete the purchase of substantially all of the assets of Irwin, and its related affiliates, pursuant to an Asset Purchase and Sale Agreement (“APA”), and $10,875 to pay off, retire and replace all existing debt of the Company as of the Closing Date.

Pursuant to the Credit Agreement, the Term Loan accrues interest at a per annum rate equal to 2.50% to 3.00%, based on leverage, above a forward-looking term rate, based on the secured overnight financing rate published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (“Term SOFR Rate”), the Term SOFR Rate together with the aforementioned margin, the “Applicable Rate”), and the Company shall make payments of accrued interest on the Term Loan at the end of each interest period and shall make payments on March 31, June 30, September 30 and December 31, of each calendar year, commencing on December 31, 2025, of principal on the Term Loan in amounts equal to 3.75% of the then-outstanding principal balance of the Term Loan for the first eight such payment dates and 5.00% thereafter, in each case plus accrued interest, with all remaining principal and accrued interest on the Term Loan being due and payable in full on August 8, 2030; and outstanding advances under the Credit Line (“Advances”) will accrue interest at the Applicable Rate, and the Company shall make payments of accrued interest on such Advances at the end of each interest period and on the repayment of any Advance with all remaining principal and accrued interest on the Advances being due and payable in full on August 8, 2028.

The Credit Agreement contains customary events of default, which upon the occurrence of an Event of Default, among other things, interest will accrue at the Applicable Rate plus 2% per annum, and the Bank may declare all Obligations (as defined in the Credit Agreement) immediately due and payable. The Credit Agreement further contains customary representations and warranties of the Company; customary indemnification provisions whereby the Company will indemnify Bank for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of the Company, and certain other matters, and customary affirmative and negative covenants, including covenants to maintain a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.75 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2025 and ending with the fiscal quarter ended June 30, 2026 and a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending September 30, 2026, and to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 as tested on the last day of each fiscal quarter, commencing with the quarter ending December 31, 2025.

As of June 30, 2025, the borrowings outstanding on the Term Loans and the Line of Credit were $10,875 and $0, respectively.

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

Cash Provided by Operating Activities. Cash provided by operating activities for the six months ended June 30, 2025 was $3,523 compared to cash provided by operating activities of $6,606 for the six months ended June 30, 2024. The decrease in cash provided by operating activities was primarily due to increased use of cash in working capital and lower net income compared to the same period of 2024.

Cash Used in Investing Activities. Cash used in investing activities for the six months ended June 30, 2025 and 2024 was $5,029 and $10, respectively. The increase in cash used in investing activities was primarily due to a $5,000 deposit the Company paid for the Irwin acquisition.

Cash Used in Financing Activities. Cash used in financing activities for the six months ended June 30, 2025 was $1,568 compared to cash used in financing activities of $4,750 during the six months ended June 30, 2024. The decrease in cash used in financing activities was primarily due to the voluntary debt repayment made by the Company during the first quarter of 2024.

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

Management concluded that a triggering event did not occur during the six months ended June 30, 2025. We will continue to review for impairment indicators as necessary in future periods.

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

Online revenue during the quarter ended June 30, 2025 was approximately 65% of net revenue, compared to 35% for wholesale channels for the same period.  Online revenue during the quarter ended June 30, 2024 was 66% of net revenue compared to 34% for wholesale channels during the same period in 2024.

Online revenue during the six months ended June 30, 2025 and 2024 was approximately 66% of net revenue, compared to 34% for wholesale channels for the same periods.

Sales to customers in the U.S. were approximately 96% during the three and six months ended June 30, 2025 and 2024, with the balance of sales for the same respective periods being to customers primarily in Canada.

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

Foreign Currency

The Company has not entered into any foreign currency hedging transactions during the six months ended June 30, 2025.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Amended Credit Agreement (which includes the Term Loans as well as our Line of Credit), and our investments in short-term financial instruments. As of June 30, 2025 the Company had $10,875 outstanding on the Term Loans and $0 under its Line of Credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2025 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended June 30, 2025.

ITEM 5. OTHER INFORMATION

In the three months ended June 30, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant	FitLife Brands, Inc.

Date: August 14, 2025	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: August 14, 2025	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)