Form 10-Q
period 2025-09-30
FITLIFE BRANDS, INC.
filed 2025-11-13
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, a total of 9,391,072 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$3,512	$4,468
Restricted cash	-	52
Accounts receivable, net of allowance for credit losses of $22 and $41, respectively	9,640	1,626
Inventories, net of allowance for obsolescence of $254 and $100, respectively	22,227	11,074
Prepaid expense and other current assets	2,021	923
Total current assets	37,400	18,143

Property and equipment, net	135	75
Right of use asset	785	412
Intangibles, net of amortization of $275 and $152, respectively	51,648	26,235
Goodwill	19,366	13,022
Deferred tax asset	567	-
Other assets	83	644
TOTAL ASSETS	$109,984	$58,531

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$9,148	$4,067
Accrued expense	6,803	684
Income taxes payable	1,688	1,415
Product returns	863	564
Term loan – current portion	8,094	4,500
Revolving line of credit	6,000	-
Lease liability – current portion	429	81
Total current liabilities	33,025	11,311

Term loan, net of current portion and unamortized deferred finance costs	32,363	8,550
Long-term lease liability, net of current portion	385	331
Derivative liability	32	-
Deferred tax liability	2,287	2,213
TOTAL LIABILITIES	68,092	22,405

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.01 par value, 120,000 shares authorized; 9,391 and 9,210 issued and outstanding as of September 30, 2025 and December 31, 2024	94	92
Additional paid-in capital	32,141	31,129
Retained earnings	10,253	5,567
Accumulated other comprehensive loss	(596)	(662)
TOTAL STOCKHOLDERS' EQUITY	41,892	36,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,984	$58,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Revenue	$23,485	$15,977	$55,548	$49,456
Cost of goods sold	14,749	8,976	33,034	27,588
Gross profit	8,736	7,001	22,514	21,868

OPERATING EXPENSE:
Advertising and marketing	1,357	1,093	3,601	3,647
Selling, general and administrative	4,105	2,645	9,102	7,681
Merger and acquisition related	820	59	1,848	217
Depreciation and amortization	136	22	169	85
Total operating expense	6,418	3,819	14,720	11,630

OPERATING INCOME	2,318	3,182	7,794	10,238

OTHER EXPENSE (INCOME)
Interest income	(18)	(19)	(94)	(41)
Interest expense	580	326	1,049	1,085
Other expense	49	-	49	-
Foreign exchange gain	(43)	(21)	(57)	(26)
Total other expense	568	286	947	1,018

INCOME BEFORE INCOME TAX PROVISION	1,750	2,896	6,847	9,220

PROVISION FOR INCOME TAXES	829	770	2,161	2,306

NET INCOME	$921	$2,126	$4,686	$6,914

NET INCOME PER SHARE
Basic	$0.10	$0.23	$0.50	$0.75
Diluted	$0.09	$0.21	$0.47	$0.70
Basic weighted average common shares	9,391	9,196	9,332	9,196
Diluted weighted average common shares	9,997	9,930	9,962	9,886

COMPREHENSIVE INCOME:
NET INCOME	$921	$2,126	$4,686	$6,914
Foreign currency translation adjustment	(42)	35	98	(136)
Loss on derivatives	(32)	-	(32)	-
Comprehensive income	$847	$2,161	$4,752	$6,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands)

(Unaudited)

					Accumulated other comprehensive income (loss)
	Common Stock		Additional paid-in	Retained earnings (accumulated	Foreign currency translation	Derivatives (cash
	Shares	Amount	capital	deficit)	adjustment	flow hedges)	Total

THREE MONTHS ENDED SEPTEMBER 30, 2025

JUNE 30, 2025	9,391	$94	$32,015	$9,332	$(522)	$-	$40,919
Stock-based compensation	-	-	126	-	-	-	126
Comprehensive income	-	-	-	-	(42)	(32)	(74)
Net income	-	-	-	921	-	-	921
SEPTEMBER 30, 2025	9,391	$94	$32,141	$10,253	$(564)	$(32)	$41,892

NINE MONTHS ENDED SEPTEMBER 30, 2025

JANUARY 1, 2025	9,210	$92	$31,129	$5,567	$(662)	$-	$36,126
Exercise of stock options	181	2	680	-	-	-	682
Stock-based compensation	-	-	332	-	-	-	332
Comprehensive income	-	-		-	98	(32)	66
Net income	-	-		4,686	-	-	4,686
SEPTEMBER 30, 2025	9,391	$94	$32,141	$10,253	$(564)	$(32)	$41,892

THREE MONTHS ENDED SEPTEMBER 30, 2024

JULY 1, 2024	9,196	$92	$30,856	$1,371	$(463)	$-	$31,856
Stock-based compensation	-	-	141	-	-	-	141
Comprehensive income	-	-	-	-	35	-	35
Net income	-	-	-	2,126	-	-	2,126
SEPTEMBER 30, 2024	9,196	$92	$30,997	$3,497	$(428)	$-	$34,158

NINE MONTHS ENDED SEPTEMBER 30, 2024

JANUARY 1, 2024	9,196	$92	$30,653	$(3,417)	$(292)	$-	$27,036
Stock-based compensation	-	-	344	-	-	-	344
Comprehensive income	-	-	-	-	(136)	-	(136)
Net income	-	-	-	6,914	-	-	6,914
SEPTEMBER 30, 2024	9,196	$92	$30,997	$3,497	$(428)	$-	$34,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,686	$6,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169	85
Allowance for credit losses	(19)	2
Allowance for inventory obsolescence	154	(76)
Stock-based compensation	332	344
Amortization of deferred financing costs	31	31
Write-off of deferred financing costs	49	-
Amortization of inventory step-up	392	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(680)	18
Inventories	(860)	(1,223)
Deferred taxes	77	270
Prepaid expense and other current assets	(811)	793
Right-of-use asset	139	72
Accounts payable	2,980	827
Income taxes payable	274	1,114
Lease liability	(114)	(82)
Accrued expense and other current liabilities	605	(434)
Product returns	(209)	(2)
Net cash provided by operating activities	7,195	8,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Irwin acquisition	(42,500)	-
Purchase of property and equipment	(37)	(10)
Net cash used in investing activities	(42,537)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	682	-
Borrowings on term loans	40,452	-
Payoff of 2023 term loans	(10,875)
Payments on term loans	(2,250)	(5,875)
Borrowings on line of credit	6,000	-
Net cash provided by (used in) financing activities	34,009	(5,875)

Foreign currency impact on cash	325	54

CHANGE IN CASH AND RESTRICTED CASH	(1,008)	2,822
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	4,520	1,898
CASH AND RESTRICTED CASH, END OF PERIOD	$3,512	$4,720

Supplemental cash flow disclosure
Cash paid for income taxes	$2,278	$1,105
Cash paid for interest, net of amounts capitalized	$1,087	$1,083

Non-cash investing and financing activities
Addition to right-of-use assets from new operating lease liabilities	$-	$386

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands, except per share data)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Summary

FitLife Brands, Inc. (the “Company”) is a provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, the “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products"); (iv) MusclePharm; and (v) Irwin Naturals, Applied Nutrition, and Nature’s Secret (together, the “Irwin Products”), each of which was acquired in August 2025.

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally. The iSatori Products are sold through retail locations, which include specialty and mass market retailers, as well as online directly to the end consumer. The Company distributes the MRC Products primarily online through e-commerce platforms, such as Amazon, directly to the end consumer. MusclePharm’s products are sold to both wholesale customers as well as online through various e-commerce platforms directly to the end consumer. Irwin Products are sold principally through wholesale channels in mass market and health food store segments.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Acquisition

On August 8, 2025, the Company acquired substantially all of the assets and assumed certain liabilities of Irwin Naturals and its related affiliates (“Irwin”) through an asset purchase transaction under Section 363 of the US Bankruptcy Code. Total consideration for the acquisition before any post-closing adjustments was approximately $42,500.  Of this amount, $29,750 was funded using proceeds from a new term loan provided by First-Citizens Bank & Trust Company (the “Bank”), $6,000 was funded from a new $10,000 revolving line of credit from the Bank, with the remainder funded from the Company’s available cash balances. The Company is in the process of determining the fair value of the intangible assets of Irwin and the appropriate accounting for this acquisition.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025.

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

Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, allowance for inventory obsolescence, product returns, deals and promotions, depreciable lives of property and equipment, allocation of purchase price from business combinations, analysis of impairment of goodwill, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, was approximately 44% of net revenue for the quarter ended September 30, 2025, compared to 68% of net revenue during the same period in the prior year.  Wholesale revenue was approximately 56% of net revenue for the quarter ended September 30, 2025 compared to 32% during the same period in the prior year.

Online revenue was approximately 56% of net revenue for the nine months ended September 30, 2025, compared to 66% of net revenue for the nine months ended September 30, 2024. Wholesale revenue was approximately 44% of net revenue for the nine months ended September 30, 2025 compared to 34% of net revenue for the nine months ended September 30, 2024.

Sales to customers in the U.S. were approximately 95% and 96%, respectively, during the three and nine months ended September 30, 2025 and 2024, with the balance of sales for the same respective periods being to customers primarily in Canada.

The Company provides limited financial performance metrics for three collections of brands—Legacy FitLife (twelve brands), MusclePharm (one brand), and Irwin (three brands). These collections of brands do not meet the definition of operating segments and are not managed as such.

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)		(Unaudited)
Legacy FitLife	$12,855	$13,512	$40,400	$42,229
MusclePharm	3,809	2,465	8,327	7,227
Irwin	6,821	-	6,821	-
Total revenue	$23,485	$15,977	$55,548	$49,456

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

For direct-to-consumer sales, with the exception of Irwin Products, the Company allows for returns within 30 days of purchase. Irwin allows for returns within 60 days of purchase for direct-to-consumer sales. Our wholesale customers may return purchased products to the Company under certain circumstances, which include expired or soon-to-be-expired products located in retail stores or distribution centers, and products that are subject to a recall or that contain an ingredient or ingredients that are subject to a recall by the U.S. Food and Drug Administration (“FDA”).

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Such elements of variable consideration include, but are not limited to, estimated sales allowances, defective products, product returns and sales incentives, such as markdowns and sales promotions. The Company uses the expected value method to quantify the variable consideration. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Customer and Vendor Concentration

Net sales to GNC during the three-month periods ended September 30, 2025 and 2024 represented 13% and 23% of total net revenue, respectively. Net sales to GNC during the nine-month periods ended September 30, 2025 and 2024 represented 17% and 24% of total net revenue, respectively. Gross accounts receivable attributable to GNC represented 13% and 28% of the Company’s total accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, two vendors and one vendor, respectively, accounted for over 10% of the Company’s consolidated accounts payable balances. During the nine months ended September 30, 2025 and 2024, there were three vendors who each accounted for over 10% of the Company’s inventory-related purchases.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Approximately $52 held in short-term interest-bearing accounts was pledged as collateral for financing arrangements during the first three quarters of 2025. The collateral requirement was terminated prior to September 30, 2025; therefore, no cash was restricted as of September 30, 2025.

Leases

We lease certain corporate office space and office equipment under lease agreements with monthly payments over a period of 36 to 84 months. We determine whether an arrangement is a lease at inception. Leased assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in our condensed consolidated balance sheets.

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

Management determined there were no indicators of impairment at September 30, 2025 or December 31, 2024. The Company will perform its next impairment analysis in December 2025.

Intangible Assets

The Company has certain intangible assets that were recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of customer relationships, formulations, and websites. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life.  Intangible assets with indefinite lives, which consist of brands and trademarks, are not amortized but are tested for impairment annually or when indicators of impairment exist. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.  The Company noted no indicators of impairment for intangible assets as of September 30, 2025, and December 31, 2024. Subject to finalization of a purchase price allocation (see Note 10), intangible asset amortization expense is expected to be approximately $900 for each of the next five years (2026 to 2030).

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

There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 32% and 25% for the nine months ended September 30, 2025 and 2024, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. For the three and nine months ended September 30, 2025 and 2024, there were no antidilutive options.

Basic and diluted weighted-average shares outstanding are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Basic weighted average shares outstanding	9,391	9,196	9,332	9,196
Dilutive effect of potential common shares	606	734	630	690
Diluted weighted average shares outstanding	9,997	9,930	9,962	9,886

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

The fair value of financial instruments measured on a recurring basis was as follows:

	As of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability – Cash flow hedge – variable-to-fixed interest rate swap	$—	$32	$—	$32
Total liabilities at fair value	$—	$32	$—	$32

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying value of the Company’s debt approximate their fair value based on the market interest rates of these notes.

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

The total allowance for expiring, excess and slow-moving inventory items as of September 30, 2025 and December 31, 2024 amounted to $254 and $100, respectively. The Company’s inventories as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)
Finished goods	$19,932	$10,348
Components	2.549	826
Allowance for obsolescence	(254)	(100)
Total	$22,227	$11,074

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of September 30, 2025 and December 31, 2024 as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)
Equipment	$1,069	$964
Accumulated depreciation	(934)	(889)
Total	$135	$75

Depreciation expense for the three months ended September 30, 2025 and 2024 was $23 and $15, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $46 and $57, respectively.

NOTE 6 – DEBT

The Company’s debt consisted of the following as of September 30, 2025:

	September 30, 2025	December 31, 2024
	(Unaudited)

Term loans	$40,625	$-
Term loans – 2023 Credit Agreement	-	13,125
Unamortized debt issuance costs	(168)	(75)
Revolving line of credit	6,000	-
Total	46,457	13,050
Current	(14,094)	(4,500)
Long term	$32,363	$8,550

Credit Agreements – First Citizens Bank

On February 23, 2023, the Company entered into an Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with First Citizens Bank, amending and restating that certain Credit Agreement, dated September 24, 2019, between the Company and the Bank. Pursuant to the 2023 Credit Agreement, the Bank provided the Company with a term loan for the principal amount of $12,500 (“Term Loan A”), and a revolving line of credit of $3,500 (the “Line of Credit”, and collectively with Term Loan A, the “Loan”). The Company used the proceeds from the Loan to fund the acquisition of MRC and for general working capital purposes.

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

First Amendment to Second Amended and Restated Credit Agreement

On December 19, 2024, the Company entered into the First Amendment to the Prior Credit Agreement (the “Amended Prior Credit Agreement”) to extend the Line of Credit to April 30, 2026.

Term Loans A and B – Pursuant to the Amended Prior Credit Agreement, the Term Loans accrued interest at a per annum rate equal to the greater of 3.50% or 2.75% above the one-month secured overnight financing rate ("SOFR") published for such day by the Federal Reserve Bank of New York. The Company was required to make quarterly payments of principal plus accrued interest on the Term Loans until the principal balances were fully amortized. Quarterly principal payments for Term Loan A and Term Loan B were $625 and $500, respectively. The Company was permitted to prepay amounts borrowed under the Term Loans, in whole or in part, with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

Line of Credit – Also pursuant to the Amended Prior Credit Agreement, outstanding advances under the Line of Credit (“Advances”) accrued interest at a per annum rate equal to the greater of 3.50% or 2.75% above the one-month SOFR, and the Company paid the interest on the Advances monthly, with all principal and any accrued interest on outstanding Advances being due and payable in full on the Line of Credit maturity date. The Company was permitted to prepay amounts borrowed under the Line of Credit, in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, by written notice to Bank at least one business day prior to the proposed prepayment.

Credit Agreement

On August 8, 2025 (the “Closing Date”), the Company entered into a Loan, Security and Guarantee Agreement (the “Credit Agreement”) with the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with a five-year term loan in the amount of $40,625 (“Irwin Term Loan”) and a three-year revolving line of credit of up to $10,000 (the “Credit Line”, and collectively with the Irwin Term Loan, the “Loan”). The Company used (i) $29,750 from the Irwin Term Loan to complete the purchase of substantially all of the assets of Irwin (see Note 10); and (ii) $10,875 to pay off, retire and replace the outstanding balance of the Term Loans as of the Closing Date.

Pursuant to the Credit Agreement the Loan accrues interest at a per annum rate equal to 2.5% to 3.0%, based on leverage, above SOFR published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (SOFR plus the aforementioned margin or the “Applicable Rate”). The Company shall make quarterly payments of principal plus accrued interest on the Irwin Term Loan, commencing December 31, 2025. Principal payment amounts will equal 3.75% of the then-outstanding principal balance of the Irwin Term Loan for the first eight such payment dates and 5.00% thereafter, in each case plus accrued interest, with all remaining principal and accrued interest on the Irwin Term Loan being due and payable in full on August 8, 2030.

Outstanding advances under the revolving line of credit will accrue interest at the Applicable Rate, and the Company shall make payments of accrued interest on such advances at the end of each interest period and on the repayment of any advance with all remaining principal and accrued interest on the advances being due and payable in full on August 8, 2028.

The Credit Agreement contains customary affirmative and negative covenants, including, without limitation, financial covenants: (i) to maintain a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.75 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2025 and ending with the fiscal quarter ended June 30, 2026 and a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending September 30, 2026; and (ii) to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 as tested on the last day of each fiscal quarter, commencing with the quarter ending December 31, 2025.

To secure satisfaction of the Obligations, pursuant to the Credit Agreement, (i) NDS Nutrition Products, Inc., iSatori, Inc., MP Acquisition Corp., and IN Acquisition Corp. (collectively, the “Subsidiaries”) guaranteed the satisfaction of the Obligations by the Company in favor of the Bank and (ii) each of the Subsidiaries and the Company granted a security interest in substantially all of their respective assets in favor of the Bank

The borrowings outstanding on term loans were $40,625 and $13,125 as of September 30, 2025 and December 31, 2024, respectively.

The borrowings outstanding on the line of credit were $6,000 and $0 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 7 - EQUITY

The Company is authorized to issue 120,000 shares of Common Stock, $0.01 par value per share, of which 9,391 and 9,210 shares of Common Stock were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any Common Stock under its share repurchase programs. As of September 30, 2025, the Company retained authorization to purchase $5,000 of Common Stock under the 2025 Share Repurchase Program.

Options

Information regarding options outstanding as of September 30, 2025 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)
Outstanding, December 31, 2024	977	$3.74	3.5
Issued	8	18.73	4.9
Exercised	(181)	3.78	-
Forfeited	-	-	-
Outstanding, September 30, 2025	804	$3.88	3.3

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price

$0.35	-	2.38	542	3.4	$0.77	542	$0.77
$5.77	-	18.73	262	3.2	$10.33	167	$9.94
			804	3.3	$3.88	709	$2.93

The closing stock price for the Company’s Common Stock on September 30, 2025 was $19.89, resulting in an intrinsic value of outstanding options of $12,875.

In September 2025, the Company granted stock options to purchase 8 shares of Common Stock to employees. The stock options are exercisable at $18.73 per share. The stock options expire in five years and vest (i) one fourth immediately on the date of grant, and (ii) in three equal annual installments thereafter. The total fair value of these options at grant date was approximately $70, which was determined using a Black-Scholes option pricing model with the following assumptions: stock price of $18.73 per share, expected term of 5 years, volatility of 50%, dividend rate of 0%, and risk-free interest rate of 3.24%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior. The expected volatility is based upon historical volatility of the Company’s Common Stock. The expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the three-month periods ended September 30, 2025 and 2024, the Company recognized stock-based compensation of $126 and $141, respectively, related to stock options. During the nine-month periods ended September 30, 2025 and 2024, the Company recognized stock-based compensation of $332 and $344, respectively, related to stock options. As of September 30, 2025 there is $181 of unamortized stock-based compensation related to stock options.

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

Significant segment expense categories include cost of goods sold, advertising and marketing, merger and acquisition related and other expense, which are all presented on the condensed consolidated statements of income and comprehensive income.  Employee compensation and benefits is also a significant segment expense.  Operating expense includes all remaining costs necessary to operate our business, including external professional services, insurance and other administrative expenses.  The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Cost of goods sold	$14,749	$8,976	$33,034	$27,588

Employee compensation and benefits	2,602	1,411	5,633	4,450
Advertising and marketing	1,357	1,093	3,601	3,647
Operating expense	1,639	1,256	3,638	3,316
Merger and acquisition related	820	59	1,848	217
Total operating expense	$6,418	$3,819	$14,720	$11,630

Interest and other expense	$568	$286	$947	$1,018

The following table summarizes sales to customers by geographic regions:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$22,356	$15,230	$53,172	$47,296
Rest of world	1,129	747	2,376	2,160
Total revenue	$23,485	$15,977	$55,548	$49,456

NOTE 10 – ACQUISITION OF IRWIN NATURALS

On August 8, 2025 (“the Closing Date”), the Company acquired substantially all of the assets and assumed certain liabilities of Irwin through an asset purchase transaction under Section 363 of the US Bankruptcy Code. Total consideration for the acquisition was approximately $42,500.  Of this amount, $29,750 was funded using proceeds from a new term loan provided by the Bank and $6,000 was funded from a new $10,000 revolving line of credit from the Bank, with the remainder funded from the Company’s available cash balances. The Company is in the process of determining the fair value of the tangible and intangible assets of Irwin.

During the three and nine months ended September 30, 2025, the Company incurred $820 and $1,848, respectively, of transaction-related costs for the acquisition of Irwin.

The Company accounted for the acquisition as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. At the date of the acquisition and as of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis. The fair values of the intangible assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the Closing Date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the fair value of the assets acquired and liabilities assumed on the date of acquisition, and is as follows:

August 8, 2025

Accounts receivable	$7,306
Inventories	10,754
Prepaid expense and other current assets	355
Right of use asset	487
Property and equipment	69
Intangible assets (provisional)	25,500
Goodwill (provisional)	6,288
Other non-current assets	83
Accounts payable and accrued expense	(2,056)
Accrued expense and other current liabilities	(5,240)
Product returns	(533)
Lease liabilities	(513)
Net assets acquired	$42,500

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

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the nine months ended September 30, 2025 and 2024, respectively, giving effect to the acquisition of Irwin as if it had occurred at January 1, 2024. Included in the pro forma information is: fair value adjustment to inventory acquired,  transaction-related costs related to the acquisition of Irwin moved from the nine months ended September 30, 2025 to the nine months ended September 30, 2024, removal of the interest costs from the Company’s debt prior to the closing of the acquisition, and interest on borrowings made by the Company based on the projected balance of the Irwin Term Loan for the respective periods in this pro forma presentation.

	Nine months ended
	September 30, 2025	September 30, 2024

Revenue	$96,918	$105,708

Net income	$8,389	$8,154

Diluted net income per share	$0.84	$0.82

-

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

Irwin revenue and net income from August 8, 2025 through September 30, 2025 were $6,821 and $504, respectively.

NOTE 11 – INTEREST RATE SWAP

On September 5, 2025, the Company entered into an interest rate swap agreement to hedge exposure to variability in cash flows associated with its variable-rate term loan. The swap effectively converts approximately 50% of the Company’s term loan from variable to fixed.

The agreement had a notional amount of $20,000 at inception, amortizes in accordance with the underlying debt, and requires the Company to pay a fixed rate of 3.39% while receiving a variable rate based on SOFR. The agreement expires on August 8, 2030.

The Company designated the swap as a cash flow hedge under ASC 815, Derivatives and Hedging. The effective portion of changes in the fair value of the derivative is recorded in Other Comprehensive Income and reclassified into interest expense as payments occur under the hedged debt. Any ineffective portion is recognized in current period earnings.

The fair value of the swap was a liability of $32 at September 30, 2025, which is presented as a derivative liability on the Company’s Condensed Consolidated Balance Sheet. For the three and nine months ended September 30 2025, the effective portion of changes in fair value of the interest-rate swap decreased OCI by $32, with no amounts reclassified to earnings. The swap is measured under fair value guidance using Level 2 inputs. No hedge ineffectiveness was recognized during the three months ended September 30, 2025.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the condensed consolidated financial statements and disclosures through the date the condensed consolidated financial statements were issued and determined that, no subsequent events occurred that were reasonably expected to impact the condensed consolidated financial statements presented herein.

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

Overview

FitLife Brands, Inc. (the “Company”) is a provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, the “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals, each acquired as a result of the acquisition of Mimi’s Rock Corp. (“MRC”) on February 28, 2023 (together, the “MRC Products"); (iv) MusclePharm, which was acquired on October 10, 2023 as a result of the acquisition of substantially all of the assets of MusclePharm Corporation (“MusclePharm”); and (v) Irwin Naturals, Applied Nutrition, and Nature’s Secret (together, the “Irwin Products”), each of which was acquired in August 2025.

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally. The iSatori Products are sold through retail locations, which include specialty and mass market retailers, as well as online directly to the end consumer. The Company distributes the MRC Products primarily online through e-commerce platforms, such as Amazon, directly to the end consumer. MusclePharm’s products are sold to both wholesale customers as well as online through various e-commerce platforms directly to the end consumer. Irwin Products are sold principally through wholesale channels in mass market and health food store segments.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Developments

Acquisition of Irwin Naturals

On August 8, 2025 (“the Closing Date”), the Company acquired substantially all of the assets  and assumed certain liabilities of Irwin Naturals and its related affiliates (“Irwin”) through an asset purchase transaction under Section 363 of the US Bankruptcy Code. Total consideration for the acquisition before any post-closing adjustments was approximately $42,500.  Of this amount, $29,750 was funded using proceeds from a new term loan provided by First-Citizens Bank & Trust Company (the “Bank”) and $6,000 was funded from a new $10,000 revolving line of credit from the Bank, with the remainder funded from the Company’s available cash balances. The Company is in the process of determining the fair value of the tangible and intangible assets of Irwin and the appropriate accounting for this acquisition.

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

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

	Three months ended
	September 30, 2025	September 30, 2024	Change ($)	Change (%)
	(Unaudited)
Revenue	$23,485	$15,977	$7,508	47%
Cost of goods sold	14,749	8,976	5,773	64%
Gross profit	8,736	7,001	1,735	25%
Gross margin	37.2%	43.8%		(6.6)%
Advertising and marketing	1,357	1,093	264	24%
Selling. general and administrative (“SG&A”)	4,105	2,645	1,460	55%
Merger and acquisition related	820	59	761	n/m
Depreciation and amortization	136	22	114	n/m
Total operating expense	6,418	3,819	2,599	68%
Operating income	2,318	3,182	(864)	(27)%
Other expense (income), net	568	286	282	99%
Provision for income tax	829	770	59	8%
Net income	$921	$2,126	$(1,205)	(57)%

Revenue.  Revenue for the three months ended September 30, 2025 increased 47% to $23,485 compared to $15,977 for the three months ended September 30, 2024. The increase in revenue for the three months ended September 30, 2025 compared to the prior period is primarily due to the acquisition of Irwin, as well as an increase in MusclePharm revenue, partially offset by declining revenue from Legacy FitLIfe (which now includes MRC).

Legacy FitLife revenue for the three months ended September 30, 2025 was $12,855, a 5% decrease compared to the previous year, primarily driven by an 8% decrease in online revenue due to a drop in traffic to MRC product listing pages on Amazon, partially offset by a 4% increase in wholesale revenue.

During the three months ended September 30, 2025, MusclePharm generated revenue of $3,809, a 55% increase compared to the same quarter last year, with wholesale revenue more than doubling from the same quarter of the prior year, partially offset by a 3% decrease in online revenue.

Online revenue during the quarter ended September 30, 2025 was approximately 44% of net revenue, compared to 56% for wholesale channels for the same period.  Online revenue during the quarter ended September 30, 2024 was 68% of net revenue compared to 32% for wholesale channels during the same period. The change in online and wholesale revenue as a percentage of total revenue during the quarter ended September 30, 2025 compared to the same period of last year is primarily due to the acquisition of Irwin, which generated approximately only 5% of its total revenue from online sales.

Sales to customers in the U.S. were approximately 95% and 96% during the quarters ended September 30, 2025 and 2024, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2025 increased to $14,749 as compared to $8,976 for the three months ended September 30, 2024. This 64% increase is primarily due to the acquisition of Irwin and includes $392 related to the amortization of the inventory step-up, as well as higher sales from MusclePharm.

Gross Profit.  Gross profit for the three months ended September 30, 2025 increased to $8,736 as compared to $7,001 for the three months ended September 30, 2024. The increase in gross profit is principally attributable to the acquisition of Irwin, partially offset by lower gross profit from Legacy FitLife Brands.

Gross Margin. Gross margin for the three months ended September 30, 2025 decreased to 37.2% from 43.8% for the comparable prior period. The decrease in gross margin is primarily attributable to the acquisition of Irwin, which historically generated lower gross margin than FitLife.  Gross margin was also adversely affected by $392 of amortization of inventory step-up during the three months ended September 30, 2025, as well as continued promotional investment in MusclePharm. Excluding the amortization of the inventory step-up, gross margin for the three months ended September 30, 2025 would have been 38.9%.

Advertising and Marketing. Advertising and marketing expense for the three months ended September 30, 2025 increased to $1,357 as compared to $1,093 for the same period of the prior year. The 24% increase is due to additional advertising for certain Legacy FitLife brands, as well as incremental spend attributable to Irwin.

SG&A. SG&A expense for the three months ended September 30, 2025 increased 55% to $4,105 as compared to $2,645 for the three months ended September 30, 2024. The increase in SG&A is primarily due to the acquisition of Irwin.

Merger and Acquisition Related. Merger and acquisition related expense increased to $820 during the quarter ended September 30, 2025 compared to $59 for the same period in 2024, driven by transaction costs related to the Irwin acquisition.

Net Income.  We generated net income of $921 for the three months ended September 30, 2025 as compared to net income of $2,126 for the three months ended September 30, 2024. The decrease in net income for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily attributable to an increase in acquisition-related expense due to the Irwin acquisition as well as higher income tax expense.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

	Nine months ended
	September 30, 2025	September 30, 2024	Change ($)	Change (%)
	(Unaudited)
Revenue	$55,548	$49,456	$6,092	12%
Cost of goods sold	33,034	27,588	5,446	20%
Gross profit	22,514	21,868	646	3%
Gross margin	40.5%	44.2%		(3.7)%
Advertising and marketing	3,601	3,647	(46)	(1)%
Selling, general and administrative (“SG&A”)	9,102	7,681	1,421	19%
Merger and acquisition related	1,848	217	1,631	n/m %
Depreciation and amortization	169	85	84	99%
Total operating expense	14,720	11,630	3,090	27%
Operating income	7,794	10,238	(2,444)	(24)%
Other expense, net	947	1,018	(71)	(7)%
Provision for income tax	2,161	2,306	(145)	(6)%
Net income	$4,686	$6,914	$(2,228)	(32)%

Revenue.  Revenue for the nine months ended September 30, 2025 increased 12% to $55,548 as compared to $49,456 for the nine months ended September 30, 2024. The increase in revenue for the nine months ended September 30, 2025 compared to the prior period is primarily due to the acquisition of Irwin as well as an increase in MusclePharm sales, partially offset by a decrease in Legacy FitLife revenue (which now includes MRC).

Legacy FitLife revenue for the nine months ended September 30, 2025 was $40,400, a 4% decrease compared to the previous year, driven by a 7% decrease in online revenue partially offset by a 2% increase in wholesale revenue. The decrease in online revenue is primarily due to lower traffic to the MRC product listings on Amazon, partially offset by an increase in online sales for other Legacy FitLife brands.

MusclePharm revenue for the nine months ended September 30, 2025 was $8,327, a 15% increase compared to the same period of last year, driven by a 23% increase in wholesale revenue and a 7% increase in online revenue.

Online revenue and wholesale revenue for the nine months ended September 30, 2025 and 2024, was approximately 56% and 44% of total net revenue, as compared to the previous year of approximately 66% and 34% of total net revenue.

Sales to customers in the U.S. were approximately 95% and 96% during the nine months ended September 30, 2025 and 2024, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the nine months ended September 30, 2025 increased to $33,034 as compared to $27,588 for the nine months ended September 30, 2024. This 20% increase is primarily due to the increase in revenue from the acquisition of Irwin, which includes $392 from the amortization of the inventory step-up.

Gross Profit.  Gross profit for the nine months ended September 30, 2025 increased to $22,514 as compared to $21,868 for the nine months ended September 30, 2024. The increase in gross profit is principally attributable to the acquisition of Irwin, partially offset by lower gross profit from Legacy FitLife and MusclePharm.

Gross Margin. Gross margin for the nine months ended September 30, 2025 decreased to 40.5% from 44.2% for the comparable prior period. The decrease in gross margin is primarily attributable to the acquisition of Irwin, which historically generated lower gross margin than FitLife.  Gross margin was also adversely affected by $392 of amortization of the inventory step-up, as well as continued MusclePharm promotional investment. Excluding the amortization of the inventory step-up, gross margin for the nine months ended September 30, 2025 would have been 41.2%.

Advertising and Marketing. Advertising and marketing expense for the nine months ended September 30, 2025 decreased to $3,601 as compared to $3,647 for the same period of the prior year. The 1% decrease is primarily the result of ongoing efforts to rationalize the Company’s advertising spend on less effective advertising campaigns while increasing spend on more effective campaigns.

SG&A. SG&A expense for the nine months ended September 30, 2025 increased to $9,102 as compared to $7,681 for the nine months ended September 30, 2024. The increase in SG&A is primarily due to the acquisition of Irwin.

Merger and Acquisition Related. Merger and acquisition related expense increased to $1,848 during the nine months ended September 30, 2025 compared to $217 for the same period of 2024, driven primarily by transaction costs related to the Irwin acquisition during the first nine months of 2025.

Net Income.  We generated net income of $4,686 for the nine months ended September 30, 2025 as compared to net income of $6,914 for the nine months ended September 30, 2024. The decrease in net income for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily attributable to an increase in acquisition-related expense due to the Irwin acquisition.

Supplemental Discussion of Performance of Acquired Brands

One of the primary metrics used by management to evaluate the performance of the Company’s brands is contribution, a non-GAAP financial measure which management defines as gross profit less advertising and marketing expenditures. Other companies may also report contribution as a performance metric, but their definition or calculation of contribution may differ from the Company’s. Management believes that contribution, as defined by the Company, is a particularly relevant performance metric since it incorporates the gross profit associated with a specific brand or collection of brands as well as the advertising and marketing expense associated with the same brand or brands. With limited exceptions, other operating expense incurred by the Company is generally not allocable to a specific brand or collection of brands.  Management intends to provide this level of disclosure for approximately two years following a transaction, after which the performance of acquired brands will be reported as part of Legacy FitLife results.

Other than for MusclePharm, the numbers in the contribution tables presented below represent the performance of a collection of brands. Beginning this quarter, MRC is reported as part of Legacy FitLife results. Legacy FitLife consists of twelve brands. These collections of brands do not meet the definition of operating segments and are not managed as such.

Legacy FitLife
(Unaudited)	2024		2025
	Q3	Q4	Q1	Q2	Q3
Wholesale revenue	3,930	3,250	4,648	4,385	4,076
Online revenue	9,582	8,944	9,325	9,187	8,779
Total revenue	13,512	12,194	13,973	13,572	12,855
Gross profit	6,125	5,465	6,284	6,116	5,788
Gross margin	45.3%	44.8%	45.0%	45.1%	45.0%
Advertising and marketing	999	862	879	953	1,135
Contribution	5,126	4,603	5,405	5,163	4,653
Contribution as a % of revenue	37.9%%	37.7%	38.7%	38.0%	36.2%

For the third quarter of 2025, Legacy FitLife revenue decreased 5% compared to the same period last year, driven by an 8% decrease in online revenue, partially offset by a 4% increase in wholesale revenue. As previously disclosed, during the fourth quarter of 2024, a commercial dispute with GNC, the Company’s largest customer, resulted in the Company rejecting all purchase orders from GNC beginning on December 1, 2024.  However, any product that was ordered by GNC prior to December 1, 2024 continued to be shipped and was all received by GNC prior to the end of December 2024.

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

For the third quarter of 2025, gross margin decreased to 45.0% from 45.3% during the same period last year. The decrease in gross profit is primarily due to lower revenue from the MRC brands. Contribution as a percentage of revenue decreased to 36.2% from 37.9% over the same time period. The year-over-year decrease in contribution as a percentage of revenue is primarily due to strategically increased advertising spend for certain Legacy FitLife brands.

Revenue for the largest MRC brand, Dr. Tobias, decreased 15% in the third quarter of 2025.  Excluding MRC, Legacy FitLife wholesale revenue increased 3% and online revenue increased 14% during the third quarter of 2025 as compared to the same quarter in 2024.

MusclePharm
(Unaudited)	2024		2025
	Q3	Q4	Q1	Q2	Q3
Wholesale revenue	1,231	1,689	658	1,311	2,610
Online revenue	1,234	1,130	1,305	1,244	1,199
Total revenue	2,465	2,819	1,963	2,555	3,809
Gross profit	876	747	590	788	754
Gross margin	35.5%	26.5%	30.1%	30.8%	19.8%
Advertising and marketing	94	117	174	238	150
Contribution	782	630	416	550	604
Contribution as a % of revenue	31.7%	22.3%	21.2%	21.5%	15.9%

For the third quarter of 2025, MusclePharm revenue increased 55% compared to the same period in 2024, with wholesale revenue increasing 112% and online revenue decreasing 3%. As previously disclosed, in an effort to drive revenue growth, the Company is making targeted investments in advertising and promotion, primarily in the wholesale channel. Beginning in the fourth quarter of 2024, the Company offered additional promotional incentives to certain wholesale partners in an effort to drive incremental growth for the MusclePharm brand.  The decrease in wholesale revenue that occurred during the first quarter was primarily due to one of our wholesale customers that took advantage of the Company’s promotional investment during the fourth quarter of 2024 without increasing their sell-through of the product, which affected their reorder volumes during the first quarter of 2025.

The Company anticipates that the increased promotional efforts will continue for the foreseeable future.  As a result of these investments, gross margin and contribution margin as a percent of revenue may fluctuate materially from quarter to quarter.

Irwin Naturals
(Unaudited)	2025
Q3
Wholesale revenue	6,510
Online revenue	311
Total revenue	6,821
Gross profit	2,194
Gross margin	32.2%
Advertising and marketing	72
Contribution	2,122
Contribution as a % of revenue	31.1%

Irwin’s performance for the third quarter of 2025 includes the results of operations for the period from August 9 through September 30.  During the quarter, Irwin generated 95% of its revenue from the wholesale channel and 5% from online sales. Excluding the inventory step-up, Irwin’s gross margin and contribution as a percentage of revenue would have been 37.9% and 36.9%, respectively.

FitLife Consolidated
(Unaudited)	2024		2025
	Q3	Q4	Q1	Q2	Q3
Wholesale revenue	5,161	4,939	5,306	5,696	13,196
Online revenue	10,816	10,074	10,630	10.431	10,289
Total revenue	15,977	15,013	15,936	16,127	23,485
Gross profit	7,001	6,212	6,874	6,904	8,736
Gross margin	43.8%	41.4%	43.1%	42.8%	37.2%
Advertising and marketing	1,093	979	1,053	1,191	1,357
Contribution	5,908	5,233	5,821	5,713	7,379
Contribution as a % of revenue	37.0%	34.9%	36.5%	35.4%	31.4%

For the third quarter of 2025 for the Company overall, revenue increased 47%, gross profit increased 25%, and contribution increased 25% compared to the third quarter of 2024.

Gross margin decreased to 37.2% during the third quarter of 2025 compared to 43.8% during the third quarter of last year. Contribution as a percentage of revenue decreased to 31.4% compared to 37.0% during the first quarter of last year. Excluding the inventory step-up of $392, gross margin and contribution as a percentage of revenue would have been 38.9% and 33.1%, respectively.

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

As presented below, EBITDA excludes interest, foreign exchange gains and losses, income taxes, and depreciation and amortization. Adjusted EBITDA excludes—in addition to interest, foreign exchange losses, taxes, depreciation and amortization—stock-based compensation, merger and acquisition related expense and other non-recurring items. The Company believes the non-GAAP measures provide useful information to both management and investors by excluding certain expense and other items that may not be indicative of its core operating results and business outlook. The Company believes that the inclusion of non-GAAP measures in the financial presentation below allows investors to compare the Company’s financial results with the Company’s historical financial results and is an important measure of the Company’s comparative financial performance.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$921	$2,126	$4,686	$6,914
Interest expense	580	326	1,049	1,085
Interest income	(18)	(19)	(94)	(41)
Foreign exchange gain	(43)	(21)	(57)	(26)
Provision for income taxes	829	770	2,161	2,306
Depreciation and amortization	136	22	169	85
EBITDA	2,405	3,204	7,914	10,323
Non-cash and non-recurring adjustments
Stock-based compensation	126	141	332	344
Merger and acquisition related	820	59	1,848	217
Amortization of inventory step-up	392	-	392	-
Writeoff of deferred financing costs	49	-	49	-
Restructuring costs	-	184	-	184
Adjusted EBITDA	$3,792	$3,588	$10,535	$11,068

Liquidity and Capital Resources

As of September 30, 2025, the Company had positive working capital of $4,375, compared to $6,832 at December 31, 2024. Our principal sources of liquidity at September 30, 2025 consisted of $3,512 of cash and $9,640 of accounts receivable. The decrease in working capital is principally attributable to higher current debt balances subsequent to the acquisition of Irwin, which occurred on August 8, 2025.

On September 24, 2019, the Company entered into a line of credit agreement with Mutual of Omaha Bank (the “Lender”), subsequently acquired by CIT Bank N.A., then acquired by First Citizens Bank & Trust Company, providing the Company with a $2.5 million revolving line of credit (the “Line of Credit”). The Line of Credit allowed the Company to request advances thereunder and to use the proceeds of such advances for working capital purposes until the maturity date, or unless renewed at maturity upon approval by the Company’s Board and the Lender. The Line of Credit was secured by all assets of the Company.

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

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with the Lender, amending and restating the 2023 Credit Agreement between the Company and the Lender. Pursuant to the Prior Credit Agreement, the Lender provided the Company with an additional term loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the maturity date of the Line of Credit of $3.5 million to December 23, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets.

On December 19, 2024, the Company entered into the First Amendment to the Prior Credit Agreement (the “Amended Prior Credit Agreement”) to extend the maturity date of the $3.5 million Line of Credit to April 30, 2026. Pursuant to the Amended Prior Credit Agreement, the Line of Credit accrued interest at an annual rate equal to the greater of 3.50% or the one-month secured overnight financing rate (“SOFR”) rate plus 2.75%, and each advance was payable on the maturity date with the interest on outstanding advances payable monthly. The Company was permitted, at its option, to prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the maturity date, without premium or penalty.

On August 8, 2025 (the “Closing Date”), the Company entered into a new credit agreement (the “Credit Agreement”) with First-Citizens Bank & Trust Company (the “Bank”). Pursuant to the Credit Agreement, the Bank provided the Company with a five-year term loan in the amount of $40,625 (the “Irwin Term Loan”) and a three-year revolving line of credit of up to $10,000 (the “Credit Line”, and collectively with the Irwin Term Loan, the “Loan”). The Company used $29,750 from the Irwin Term Loan to complete the purchase of substantially all of the assets of Irwin, and its related affiliates, pursuant to an Asset Purchase and Sale Agreement, and $10,875 to pay off, retire and replace all existing debt of the Company as of the Closing Date.

Pursuant to the Credit Agreement, the Irwin Term Loan accrues interest at a per annum rate equal to 2.50% to 3.00%, based on leverage, above the secured overnight financing rate published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (“Term SOFR Rate”, the Term SOFR Rate together with the aforementioned margin, the “Applicable Rate”). The Company shall make payments of accrued interest on the Irwin Term Loan at the end of each interest period and shall make payments on March 31, June 30, September 30 and December 31, of each calendar year, commencing on December 31, 2025, of principal on the Irwin Term Loan in amounts equal to 3.75% of the then-outstanding principal balance of the Irwin Term Loan for the first eight such payment dates and 5.00% thereafter, in each case plus accrued interest, with all remaining principal and accrued interest on the Irwin Term Loan being due and payable in full on August 8, 2030.  Outstanding advances under the Credit Line (“Advances”) will accrue interest at the Applicable Rate, and the Company shall make payments of accrued interest on such Advances at the end of each interest period and on the repayment of any Advance with all remaining principal and accrued interest on the Advances being due and payable in full on August 8, 2028.

The Credit Agreement contains customary covenants to maintain a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.75 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2025 and ending with the fiscal quarter ended June 30, 2026, and a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending September 30, 2026, and to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 as tested on the last day of each fiscal quarter, commencing with the quarter ending December 31, 2025.

As of September 30, 2025, the borrowings outstanding on the Irwin Term Loan and the Line of Credit were $40,625 and $6,000, respectively.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company currently anticipates that cash derived from operations and existing cash reserves, along with available borrowings under the Line of Credit, will be sufficient to provide for the Company’s liquidity for the next twelve months.

Cash Provided by Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2025 was $7,195 compared to cash provided by operating activities of $8,653 for the nine months ended September 30, 2024. The decrease in cash provided by operating activities was primarily due to lower net income compared to the same period of 2024.

Cash Used in Investing Activities. Cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $42,537 and $10, respectively. The increase in cash used in investing activities was primarily due to the acquisition of Irwin for $42,500.

Cash Provided by (Used in) Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2025 was $34,009 compared to cash used in financing activities of $5,875 during the nine months ended September 30, 2024. The cash provided was primarily due to the borrowings under the Credit Agreement for the acquisition of Irwin on August 8, 2025.

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

Management concluded that a triggering event did not occur during the nine months ended September 30, 2025. We will continue to review for impairment indicators as necessary in future periods.

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

Online revenue during the quarter ended September 30, 2025 was approximately 44% of net revenue, compared to 56% for wholesale channels for the same period.  Online revenue during the quarter ended September 30, 2024 was 68% of net revenue compared to 32% for wholesale channels during the same period in 2024.

Online revenue during the nine months ended September 30, 2025 was approximately 56% of net revenue, compared to 44% for wholesale channels for the same period. Online revenue during the nine months ended September 30, 2024 was approximately 66% of net revenue, compared to 34% for wholesale channels for the same periods.

Sales to customers in the U.S. were approximately 95% during the three months ended September 30, 2025 and 2024, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

Sales to customers in the U.S. were approximately 96% during the nine months ended September 30, 2025 and 2024, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

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

For direct-to-consumer sales, with the exception of Irwin Products, the Company allows for returns within 30 days of purchase. Irwin allows for returns within 60 days of purchase for direct-to-consumer sales. Our wholesale customers, such as GNC, may return purchased products to the Company under certain circumstances, which include expired or soon-to-be-expired products located in GNC corporate stores or at any of its distribution centers, and products that are subject to a recall or that contain an ingredient or ingredients that are subject to a recall by the FDA.

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

Foreign Currency

The Company has not entered into any foreign currency hedging transactions during the nine months ended September 30, 2025.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Credit Agreement (which includes the Irwin Term Loan as well as our Line of Credit), and our investments in short-term financial instruments. As of September 30, 2025 the Company had $40,625 outstanding on the Irwin Term Loan (of which $20,000 was swapped for a fixed rate, thereby eliminating interest rate variability on that portion of the loan) and $6,000 under its Line of Credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2025 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2025.

ITEM 5. OTHER INFORMATION

In the three months ended September 30, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant	FitLife Brands, Inc.

Date: November 13, 2025	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: November 13, 2025	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)