Form 10-K
period 2025-12-31
FITLIFE BRANDS, INC.
filed 2026-03-31
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $50,749,000.

As of March 31, 2026, there were 9,391,072 shares of common stock, $0.01 par value per share, issued and outstanding.

FITLIFE BRANDS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025 AND 2024

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

This Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact FitLife Brands, Inc.’s business and financial performance. Moreover, FitLife Brands, Inc. operates in a rapidly changing and competitive environment. New risks emerge from time to time and it is not possible for management to predict all such risks. Further, it is not possible to assess the impact of all risks on FitLife Brands, Inc.’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, FitLife Brands, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

PART I

ITEM 1.  BUSINESS

Overview

FitLife Brands, Inc. (the “Company”) is a provider of innovative and proprietary nutritional supplements and wellness products for health-conscious consumers marketed under the following brand names: (i) NDS Nutrition, PMD Sports, SirenLabs, Core Active, Nutrology, and Metis Nutrition (together, the “NDS Products”); (ii) iSatori, BioGenetic Laboratories, and Energize (together, the "iSatori Products"); (iii) Dr. Tobias, All Natural Advice, and Maritime Naturals (together, the “MRC Products"); (iv) MusclePharm; and (v) Irwin Naturals, Applied Nutrition, and Nature’s Secret (together, the “Irwin Products”).

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally. The iSatori Products are sold through retail locations, which include specialty and mass market retailers, as well as online directly to the end consumer. The Company distributes the MRC Products primarily online through e-commerce platforms, such as Amazon.com (“Amazon”), directly to the end consumer. MusclePharm’s products are sold to both wholesale customers as well as online through various e-commerce platforms directly to the end consumer. Irwin Products are sold principally through wholesale channels in mass market and health food store segments.

FitLife Brands is headquartered in Omaha, Nebraska. For more information on the Company, please go to www.fitlifebrands.com. The Company’s common stock, par value $0.01 per share (“Common Stock”), trades under the symbol “FTLF” on the Nasdaq Capital Market.

Recent Acquisition

On August 8, 2025, the Company acquired substantially all of the assets and assumed certain liabilities of Irwin Naturals and its related affiliates (“Irwin”) through an asset purchase transaction under Section 363 of the U.S. Bankruptcy Code. Total consideration for the acquisition was $42.5 million. Of this amount, $29.75 million was funded using proceeds from a new term loan provided by First-Citizens Bank & Trust Company (the “Bank”), $6.0 million was funded from a new $10.0 million revolving line of credit from the Bank, and the remainder was funded from the Company’s available cash balances.

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

Our Products

The Company currently focuses its sales and marketing efforts on its full line of sports, weight loss and general nutrition products that are currently marketed and sold both domestically and internationally. The Company currently markets more than 100 different NDS Products to approximately 600 GNC franchise locations located in the United States, as well as to additional franchise locations in other countries, most of which are distributed through GNC’s distribution system. In addition, following the launch of Metis Nutrition, we distribute products through more than 1,300 corporate GNC stores in the United States. We sell iSatori Products through specialty, mass, and online retail locations. We sell the MRC Products primarily on Amazon.  We sell MusclePharm products online directly to the end consumer as well as to wholesale partners. We sell Irwin products to mass market customers, health food stores, and online directly to the end consumer. Irwin’s largest mass market customers are CVS, Walmart, Walgreens, and Costco Canada.

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

MRC Products

The Company acquired MRC on February 28, 2023. MRC is a dietary supplement and wellness company that markets and sells its products primarily on Amazon.  The MRC Products include the following brands:

●	Dr. Tobias – General health supplements; and

●	All Natural Advice and Maritime Naturals – Natural skincare and beauty products.

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

Irwin Products

On August 8, 2025, the Company acquired substantially all of the assets and assumed certain liabilities of Irwin. Irwin develops, markets, and distributes branded nutritional supplements and wellness products. Founded in 1994, Irwin offers a broad portfolio of products across multiple categories, including weight loss, sexual wellness, and body cleanse. The Irwin products are sold to wholesale customers as well as online directly to the end consumer. The Irwin products include the following brands:

●	Irwin Naturals – high-quality supplements focused on a variety of targeted nutrition categories with a particular emphasis on superior potency, bioavailability, and absorption;

●	Applied Nutrition – high-quality supplements in weight loss, cleansing and sexual health and other targeted nutrition categories; and

●	Nature’s Secret – high-quality supplements focused on total body wellness.

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

Product Reformulations and New Product Identification

From time to time, we reformulate existing products to address market developments and trends, and to respond to customer requests. We also continually expand our product line through the development of new products. New product ideas are derived from a number of sources including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to reformulating existing products or introducing new products, we evaluate product formulations as they relate to regulatory compliance and other issues. We introduced a total of 36 new products during the year ended December 31, 2025, which included 20 completely new products and 16 product reformulations and flavor extensions, and we introduced a total of 23 new products during the year ended December 31, 2024, which included 19 completely new products and 4 product reformulations and flavor extensions.

Management continually assesses and analyzes developing market trends to detect and proactively address what they believe are areas of unmet or growing demand that represent an opportunity for the Company and, where deemed appropriate, attempts to introduce new products and/or packaging solutions in direct response to meet that demand.

Sales, Marketing and Distribution

NDS Products

NDS Products are sold through approximately 600 GNC franchise locations located throughout the United States. The Company also distributes NDS Products to additional franchise locations in other countries. For the years ended December 31, 2025 and 2024, the majority of NDS Product sales were through GNC’s centralized distribution platform.

Our sales and marketing efforts are designed to expand sales of NDS Products to additional GNC franchise locations both domestically and internationally. The GNC domestic franchise market remains a critical component of our operations. Management is committed to work collaboratively with GNC and its franchisees to build on our established track record of innovation and operational performance.

iSatori Products

iSatori Products are distributed directly to consumers through the Company's own websites and through other e-commerce platforms such as Amazon, as well as through the specialty retail and drugstore distribution channels. In some cases, iSatori utilizes independent brokers, who work in conjunction with iSatori’s sales employees and management to oversee these channels. In addition to the Company’s online distribution channels for direct-to-consumer sales, major iSatori customers include Vitamin Shoppe and Walgreens.

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

MRC Products

MRC Products are distributed primarily on Amazon, as well as through the Company’s own websites and other e-commerce platforms.

MusclePharm Products

MusclePharm’s products are distributed via wholesale customers as well as directly to end consumers through the Company’s own websites and through other e-commerce platforms, including Amazon.

Irwin Products

Irwin Products are primarily distributed through wholesale channels, with strength in the food, drug, and mass market channels. Irwin’s largest customers include CVS, Walmart, Walgreens, and Costco Canada. Prior to the Company’s acquisition of Irwin, wholesale partners sold Irwin Products online and online sales by Irwin were minimal. Since the acquisition of Irwin by the Company in August 2025, the Company has internalized the sale of Irwin Products through its online distribution channels, including Amazon and other e-commerce platforms.

Product Returns

We currently have a 30-day product return policy for NDS Products, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites. We also support a product return policy for iSatori Products, MRC Products and MusclePharm whereby customers can return product for credit or refund. Irwin has a 60-day product return policy for direct-to-consumer sales, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through our websites or e-commerce platforms.

Product sold to certain wholesale customers may be returned from corporate store shelves or the distribution centers in the event the product is damaged, short dated, expired or recalled. Certain wholesale customers maintain customer satisfaction programs that allow customers to return product to the store for credit or refund. Subject to certain terms and restrictions, certain wholesale customers may require reimbursement from vendors for unsaleable returned product through either direct payment or credit against a future invoice. Product returns can and do occur from time to time and can be material.

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

The FDA, in particular, regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of vitamins and other nutritional supplements in the U.S., while the FTC regulates marketing and advertising claims. In June 2007, a new rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet cGMPs to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and we currently operate in compliance with all cGMPs.

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

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”) concerning the composition and labeling of dietary supplements, and defined dietary supplements to include vitamins, minerals, herbs, amino acids and other dietary substances used to supplement diets. DSHEA generally provides a regulatory framework to help ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating active ingredients in dietary supplements as drugs unless the product makes claims in violation of DSHEA, such as claims that a product may heal, mitigate, cure or prevent an illness, disease or malady, or trigger drug status.

DSHEA also permits statements of nutritional support to be included in labeling for nutritional supplements without FDA premarket approval. These statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that includes the following: “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease.” These statements may describe a benefit related to a nutrient deficiency disease, the role of a nutrient or nutritional ingredient intended to affect the structure or function in humans, the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, or the general well-being from consumption of a nutrient or dietary ingredient, but may not expressly or implicitly represent that a nutritional supplement will diagnose, cure, mitigate, treat or prevent a disease. An entity that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we will be prevented from making the claim.

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

We are also subject to a variety of other regulations in the U.S., including those relating to bioterrorism, taxes, labor and employment, import and export, tariffs, the environment, and intellectual property. All of these regulations require significant financial and operational resources to ensure compliance, and we cannot assure that we will always be in compliance despite our best efforts to do so.

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

Employees

We had 81 and 39 full-time employees as of December 31, 2025 and 2024, respectively, the increase in which is principally attributable to the acquisition of Irwin. In addition, the Company utilizes consultants and temporary or part-time employees for certain services on an as-needed basis. We consider our employee relations to be good.

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

Approximately 49% of our total sales during the year ended December 31, 2025 were through Amazon’s U.S. marketplace, while all other sales through e-commerce channels contributed approximately 2% of our total sales. We are subject to the terms of service of Amazon and other marketplaces and various other seller policies and services that apply to third parties selling products on Amazon and other marketplaces. Generally, a marketplace has the right to terminate or suspend our participation in the marketplace if they believe we are violating the terms of service. Such marketplace may take other actions against us such as suspending or terminating a seller account or product listing and withholding payments owed to us indefinitely. If product listings were suspended for a prolonged period of time, or if Amazon were to terminate our selling account, this would have a material adverse effect on our business, results of operations, financial condition and prospects. While we endeavor to materially comply with the terms of services of the marketplaces on which we operate, we can provide no assurance that these marketplaces will have the same determination with respect to our compliance.

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

We are currently dependent on sales to GNC for a substantial portion of our sales.

Sales to GNC’s centralized distribution platform, including indirect distribution of product to domestic and international franchisees, accounted for approximately 14% and 23% of our total sales for the years ended December 31, 2025 and 2024, respectively, although we anticipate that the percentage of sales to GNC to continue to decrease in the fiscal year ending December 31, 2026 due to the acquisition of Irwin and the recognition of a full year of sales attributable to those brands. GNC’s franchisees are not required to carry our products. In the event GNC ceases purchasing products from us, or otherwise reduces its purchases, our total revenue will be negatively impacted, and such impact could be material. Moreover, the transition to GNC’s centralized distribution system had the effect of concentrating a significant portion of our accounts receivable with a single payor. Prior to the transition, we collected receivables from individual franchisees. We anticipate that GNC will continue to represent a substantial portion of all accounts receivable for the foreseeable future. In the event that our sales to GNC decrease, our results from operations will be negatively affected, and such effect may be material.

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

We currently are focusing our marketing efforts on increasing the sale of products to our wholesale customers, both domestically and internationally, as well as increasing the number of retailers selling our other brands, which represent a growing percentage of our revenue. In addition, we are focused on increasing our direct-to-consumer revenue through e-commerce platforms such as Amazon. We may not be able to successfully increase sales through these channels.  Moreover, unilateral decisions could be taken by our distributors or customers to discontinue all or any of our products that they are carrying or selling at any time, which would cause our business to suffer. Further, the inability to sell our products through e-commerce platforms, including Amazon, would materially impact our sales and operating results.

In addition, although we continued efforts to expand international distribution for our products in the years ended December 31, 2025 and 2024, we cannot assure that any further efforts to sell our products outside the United States will result in material increased revenue. We may need to overcome significant regulatory and legal barriers in order to continue to sell our products internationally, and we cannot give assurances as to whether we will be able to comply with such regulatory or legal requirements.

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

Consumers are increasingly shopping through e-commerce websites and mobile commerce applications, and this trend is anticipated to continue, significantly altering the retail landscape in our category.  If we are unable to compete effectively in the expanding e-commerce market or develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition, results of operations and cash flows.

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

We are dependent on Dayton Judd, our Chair and Chief Executive Officer, for the continued performance of our business. There can be no assurance that he will continue to be employed by us for a particular period of time. The loss of Mr. Judd, other executive officers, key personnel, or a combination of the three, could harm our business, financial condition, cash flow and results of operations. We have not purchased any insurance policies with respect to Mr. Judd or any other executive officer in the event of the death or disability of Mr. Judd or any other executive officer. Therefore, if Mr. Judd or any of the member of our executive management team dies or becomes disabled, we will not receive any compensation to assist in their absence.

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

We are currently a smaller reporting company. If we become an accelerated filer, we will be required to obtain an auditor attestation on our internal control over financial reporting.

We are currently a smaller reporting company and are not required to obtain an auditor attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. We will remain a smaller reporting company until the last day of the fiscal year in which our annual revenue equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $75 million as of the prior June 30. If we exceed the applicable revenue or public float thresholds and become an accelerated filer, we will be required to comply with Section 404(b), which will require our independent registered public accounting firm to attest to, and report on, the effectiveness of our internal control over financial reporting.

As of December 31, 2025, management has concluded that our internal control over financial reporting was effective, as required under Section 404(a). However, the standards and level of testing required for an auditor attestation under Section 404(b) may be more extensive and may potentially identify deficiencies in our internal control over financial reporting. In addition, compliance with Section 404(b) may result in increased legal, accounting, and compliance costs and may require significant management time and resources.

Financial and Economic Risks

The Company was profitable during the years ended December 31, 2025 and 2024. However, we may not be able to achieve sustained profitability. Our failure to sustain profitability or effectively manage growth could result in net losses, and therefore negatively affect our financial condition.

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

As a result of economic conditions, we may be unable to raise our prices sufficiently to protect profit margins. We have previously experienced inflationary headwinds across our business, and although inflationary pressures have abated, any increase in inflation from current levels may result in our inability to achieve price increases or cost savings. And uncertain or unfavorable economic conditions have and could continue to negatively impact the financial stability of our customers or suppliers, which could lead to increased uncollectible receivables or non-performance. Current global geopolitical tensions, including related to Ukraine and the Middle East, may exacerbate any economic downturn and inflation. Any of these events could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We have incurred substantial debt in conjunction with our acquisitions and may incur additional debt in connection with our M&A strategy, which could have a negative impact on our liquidity position and which could adversely affect our business.

As of December 31, 2025, we had approximately $44.7 million in aggregate principal amount of total debt, and we may incur additional indebtedness to fund future acquisitions. Our overall leverage and the terms of our financing arrangements could (i) limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity; (ii) make it more difficult for us to satisfy the terms of our obligations under the terms of our financing arrangements; (iii) limit our ability to refinance our indebtedness on terms acceptable to us, or at all; (iv) limit our flexibility to plan for and to adjust to changing business and market conditions in the markets in which we operate and increase our vulnerability to general adverse economic and industry conditions; (v) require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; (vi) increase our vulnerability to adverse economic or industry conditions; and (vii) subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

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

Our balance sheet includes intangible assets, including goodwill, trademarks, trade names, customer relationships and other acquired intangibles. Goodwill is expected to contribute indefinitely to our cash flows and is not amortized. Our management reviews it for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying value may be impaired. Impairments to intangible assets may be caused by factors outside of our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry earnings before interest, taxes, depreciation and amortization, and revenue multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.) or the loss or bankruptcy of a significant customer. These factors, along with other internal and external factors, could have a significant negative impact on our fair value determination, which could then result in a material impairment charge recorded in our results of operations. No impairments were recorded in the years ended December 31, 2025 or 2024. However, we could have impairments in the future.

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

We completed the acquisition of Mimi’s Rock Corp. on February 28, 2023, the acquisition of substantially all of the assets of MusclePharm on October 10, 2023 and the acquisition of substantially all of the assets of Irwin on August 8, 2025. From time to time, we may evaluate and pursue additional potential acquisitions or other strategic transactions. Evaluating potential transactions, including divestitures, requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support the acquired entities and information technology, personnel and other integration expenses), and may divert the attention of our management from day-to-day operating matters. Companies or operations we acquire or joint ventures we enter into may not be profitable or may not achieve the anticipated profitability that justifies our investments.

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

The market price of the securities of a company can be subject to wide price swings. For example, the closing price of our Common Stock has ranged from a high of $20.76 to a low of $10.40 during the year ending December 31, 2025. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume traded, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including exogenous factors as well as the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

ITEM 2.    PROPERTIES

The Company, including its subsidiaries, leases its headquarters in Omaha, Nebraska, as well as office space in Culver City, California. The Company previously leased office space in Oakville, Ontario, Canada; this lease expired in January 2026 and was not renewed as part of the Company’s ongoing optimization of its operating footprint. Management believes that the Company's locations are adequate to support the business and suitable for present purposes, and the property and equipment have been well maintained.

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Since September 18, 2023, our Common Stock has been listed on the Nasdaq Capital Market under the symbol “FTLF”. As of December 31, 2025, there were 9,391,072 shares of Common Stock outstanding and ten shareholders of record of the Company’s Common Stock, in addition to an undetermined number of holders whose shares are held in “street name.”

The following table sets forth the high and low closing prices for our Common Stock for the periods indicated:

	High	Low
Fiscal Year 2025
First Quarter (January - March 2025)	$16.27	$12.10
Second Quarter (April - June 2025)	$15.91	$10.40
Third Quarter (July - September 2025)	$19.91	$12.43
Fourth Quarter (October - December 2025)	$20.76	$15.80

Fiscal Year 2024
First Quarter (January - March 2024)	$12.00	$9.60
Second Quarter (April - June 2024)	$17.50	$12.25
Third Quarter (July - September 2024)	$16.89	$14.59
Fourth Quarter (October - December 2024)	$17.44	$15.13

Share Repurchase Program

On August 16, 2019, the Company approved a share repurchase program, pursuant to which the Board authorized management to repurchase up to $500,000 of the Company's Common Stock over the subsequent 24 months (the "Share Repurchase Program"). The Share Repurchase Program was amended September 23, 2019 to increase the repurchase amount to $1,000,000, and include shares of the Company's Common Stock, its Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred"), and warrants to purchase shares of the Company's Common Stock ("Warrants") in the Share Repurchase Program, to be repurchased over the next 24 months, at a purchase price, in the case of Common Stock, equal to the fair market value of the Company's Common Stock on the date of purchase, and in the case of Series A Preferred and Warrants, at a purchase price determined by management, with the exact date and amount of such purchases to be determined by management. The Share Repurchase Program was further amended on November 6, 2019 to authorize a repurchase amount to $2,500,000 over the subsequent 24 months; further amended on February 1, 2021 to authorize a repurchase amount to up to $5,000,000 over the subsequent 24 months; further amended on March 17, 2023, to authorize a repurchase amount of up to $5,000,000 over the subsequent 24 months; with all other terms of the Share Repurchase Program remained unchanged.

On May 13, 2025, the Board approved an extension of the Share Repurchase Program. Under the extended and amended Share Repurchase Program, the Board authorized management to repurchase up to $5,000,000 of the Company's Common Stock over the subsequent 24 months, at a purchase price equal to the fair market value of the Company's Common Stock on the date of purchase, with the exact date and amount of such purchases to be determined by management.

During the year ended December 31, 2025, the Company did not repurchase any shares of the Company’s Common Stock under the Share Repurchase Program. As of December 31, 2025, the Company may purchase up to $5,000,000 of additional shares of Common Stock under the Share Repurchase Program.

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

As of December 31, 2025 and 2024, the Company had provided a reserve for doubtful accounts of $9 and $41, respectively.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2025 and 2024, the Company has not established a liability for uncertain tax positions.

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

With the exception of Irwin, we currently have a 30-day product return policy for direct-to-consumer sales, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites or e-commerce platforms. Irwin allows for returns within 60 days of purchase for direct-to-consumer sales. Product sold to certain wholesale customers may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2025 and 2024 amounted to $1,039 and $564, respectively.

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

Total allowance for expiring, excess and slow-moving inventory items as of December 31, 2025 and 2024 amounted to $247 and $100, respectively.

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

There were no impairment charges incurred during the year ended December 31, 2025.

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

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, for the year ended December 31, 2025 was approximately 51% of total revenue, compared to roughly 67% of total revenue during the same twelve-month period in 2024.

Sales to customers in the U.S. were approximately 95% for the years ended December 31, 2025 and 2024, with the balance of sales to customers primarily in Canada.

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

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Such elements of variable consideration include, but are not limited to, estimated sales allowances, defective products, product returns and sales incentives, such as markdowns and sales promotions. The Company uses the most likely amount method to quantify the variable consideration. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Stock-Based Compensation

The Company periodically issues restricted share units (“RSUs”), stock options and warrants to employees in non-capital raising transactions for services rendered. Such issuances vest and expire according to the terms established at the issuance date.

Stock-based payments to officers, directors and employees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock-based payments to officers, directors, and employees that are time vested are measured at the grant date fair value and compensation cost is recognized on a straight-line basis over the vesting period. The fair value of stock-based payments is estimated using the Black-Scholes option-pricing model or other applicable valuation model such as the Monte Carlo valuation pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report for a description of recent accounting pronouncements believed by management to have a material impact on our present or future financial statements.

Results of Operations

	Years ended December 31,
	2025	2024	$ Change	% Change
Revenue	$81,458	$64,469	$16,989	26%
Cost of goods sold	50,005	36,389	13,616	37%
Gross profit	31,453	28,080	3,373	12%
Gross margin percentage	38.6%	43.6%		(5.0)%
Operating expense:
Advertising and marketing	4,860	4,626	234	5%
Selling, general and administrative (“SG&A”)	14,036	9,972	4,064	41%
Merger and acquisition related expense	2,075	255	1,820	714%
Depreciation and amortization	420	108	312	289%
Total operating expense	21,391	14,961	6,430	43%
Operating income	10,062	13,119	(3,057)	(23)%
Other expense (income)	1,833	1,248	585	47%
Provision for income tax	1,903	2,887	(984)	(34)%
Net income	$6,326	$8,984	$(2,658)	(30)%

Fiscal Year Ended December 31, 2025 Compared to Fiscal Year Ended December 31, 2024

Revenue. Revenue for the year ended December 31, 2025 increased 26% to $81,458 as compared to $64,469 for the year ended December 31, 2024. The increased revenue for the year ended December 31, 2025 compared to the prior year is primarily due to the acquisition of Irwin, partially offset by declining revenue from MRC. The Irwin assets were acquired on August 8, 2025.

Legacy FitLife revenue for the year ended December 31, 2025 was $61,993, a 4% decrease compared to $64,469 for the year ended December 31, 2024, driven by a 7% decrease in online revenue, partially offset by a 2% increase in wholesale revenue (MRC and MusclePharm are now included in Legacy FitLife).

Online revenue during the year ended December 31, 2025 was approximately 51% of total revenue, compared to roughly 67% of total revenue during the same twelve-month period in 2024.  The decline in the percentage of revenue coming from online sales is due to the acquisition of Irwin, which had minimal online revenue at the time of the acquisition.

Sales to customers in the U.S. were approximately 95% for the year ended December 31, 2025 and 2024, with the balance of sales primarily to customers in Canada.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2025 increased 37% to $50,005 as compared to $36,389 for the year ended December 31, 2024. The increase of $13,616 is primarily due to the increase in revenue from the acquisition of Irwin, which includes $1,045 from the amortization of the inventory step-up.

Gross Profit. Gross profit for the year ended December 31, 2025 increased to $31,453 as compared to $28,080 for the year ended December 31, 2024. This 12% increase in gross profit is principally attributable to the acquisition of Irwin, partially offset by lower gross profit from Legacy FitLife.

Gross Margin. Gross margin for the year ended December 31, 2025 decreased to 38.6% from 43.6% for the year ended December 31, 2024. The decrease in gross margin is primarily attributable to the acquisition of Irwin, which historically generated lower gross margin than FitLife.  Gross margin was also adversely affected by $1,045 of amortization of the inventory step-up, as well as continued MusclePharm promotional investment. Excluding the amortization of the inventory step-up, gross margin would have been 39.9% during the year ended December 31, 2025.

Advertising and Marketing. Advertising and marketing expense for the year ended December 31, 2025 increased to $4,860 as compared to $4,626 for the same period of the prior year. The 5% increase is primarily the result of advertising and marketing expense for Irwin.

SG&A. SG&A expense for the year ended December 31, 2025 increased by $4,064 to $14,036 as compared to $9,972 for the year ended December 31, 2024. The 41% increase in SG&A is primarily due to the acquisition of Irwin.

Merger and Acquisition Related Expense. Merger and acquisition related expense increased to $2,075 for the year ended December 31, 2025 compared to $255 for the same period of 2024, driven primarily by transaction costs related to the Irwin acquisition during 2025.

Net Income. We generated a net income of $6,326 for the year ended December 31, 2025, a 30% decrease compared to net income of $8,984 for the year ended December 31, 2024. The decrease in net income for the year ended December 31, 2025 compared to the same period in 2024 was primarily attributable to an increase in acquisition-related expense due to the Irwin acquisition as well as lower gross profit from certain Legacy FitLife brands.

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

Other than for Irwin Products, the numbers in the contribution tables presented below represent the performance of a collection of brands. Legacy FitLife consists of thirteen brands. These collections of brands do not meet the definition of operating segments and are not managed as such.

Legacy FitLife
(Unaudited)	2024	2025
	Q4	Q1	Q2	Q3	Q4
Wholesale revenue	$4,939	$5,306	$5,696	$6,686	$4,238
Online revenue	10,074	10,630	10,431	9,978	9,028
Total revenue	15,013	15,936	16,127	16,664	13,266
Gross profit	6,212	6,874	6,904	6,542	5,395
Gross margin	41.4%	43.1%	42.8%	39.3%	40.7%
Advertising and marketing	979	1,053	1,191	1,285	1,077
Contribution	$5,233	$5,821	$5,713	$5,257	$4,318
Contribution as a % of revenue	34.9%	36.5%	35.4%	31.5%	32.5%

For the fourth quarter of 2025, revenue for Legacy FitLife (which now includes MusclePharm as well as MRC) declined 12% compared to the same period last year due to declines in both online and wholesale revenue.

Online revenue decreased by 10% compared to the fourth quarter of 2024, primarily driven by lower online sales from MRC and MusclePharm, partially offset by higher online revenue from the other Legacy FitLife brands.  Wholesale revenue decreased 14% as compared to the fourth quarter of 2024.

Gross margin for Legacy FitLife decreased to 40.7% during the fourth quarter of 2025 compared to 41.4% during the fourth quarter of last year. Contribution as a percentage of revenue decreased to 32.5% compared to 34.9% during the fourth quarter of last year.

Irwin Naturals
(Unaudited)	2025
	Q3	Q4
Wholesale revenue	$6,510	$11,216
Online revenue	311	1,428
Total revenue	6,821	12,644
Gross profit	2,194	3,544
Gross margin	32.2%	28.0%
Advertising and marketing	72	182
Contribution	$2,122	$3,362
Contribution as a % of revenue	31.1%	26.6%

The fourth quarter of 2025 is the first full quarter of Irwin’s operating results since the Company acquired Irwin in August 2025.  During the quarter, Irwin generated 89% of its revenue from the wholesale channel and 11% from online sales.

Online revenue during the quarter represents transactions through Irwin’s websites as well as through Amazon and other e-commerce platforms.  The Company began selling Irwin products on Amazon in mid-October, and sales increased throughout the quarter to approximately $0.5 million in the month of December.

Normalizing for loss of the customers that occurred prior to the acquisition of Irwin by the Company, as well as for the results of Irwin’s CBD business, which the Company is in the process of exiting, total revenue for Irwin increased approximately 6% in the fourth quarter of 2025 compared to the fourth quarter of 2024.

Irwin generated gross margin of 28.0% and contribution as a percentage of revenue of 26.6% during the fourth quarter of 2025.  Excluding amortization of the inventory step-up, Irwin’s gross margin and contribution as a percentage of revenue would have been 33.2% and 31.8%, respectively.

FitLife Consolidated
(Unaudited)	2024	2025
	Q4	Q1	Q2	Q3	Q4
Wholesale revenue	$4,939	$5,306	$5,696	$13,196	$15,454
Online revenue	10,074	10,630	10.431	10,289	10,456
Total revenue	15,013	15,936	16,127	23,485	25,910
Gross profit	6,212	6,874	6,904	8,736	8,939
Gross margin	41.4%	43.1%	42.8%	37.2%	34.5%
Advertising and marketing	979	1,053	1,191	1,357	1,259
Contribution	$5,233	$5,821	$5,713	$7,379	$7,680
Contribution as a % of revenue	34.9%	36.5%	35.4%	31.4%	29.6%

For the fourth quarter of 2025 for the Company overall, revenue increased 73%, gross profit increased 44%, and contribution increased 47% compared to the fourth quarter of 2024.

Gross margin decreased to 34.5% during the fourth quarter of 2025 compared to 41.4% during the fourth quarter of last year, with the decline in gross margin primarily attributable to the acquisition of Irwin, which historically operated at a lower gross margin than Legacy FitLife.

Contribution as a percentage of revenue decreased to 29.6% compared to 34.9% during the fourth quarter of last year. Excluding the effect of the inventory step-up amortization of $653, gross margin and contribution as a percentage of revenue would have been 37.0% and 32.2%, respectively, during the fourth quarter.

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

	Year ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net income	$6,326	$8,984
Interest expense	1,863	1,367
Interest income	(98)	(69)
Foreign exchange (gain) loss	19	(50)
Provision for income taxes	1,903	2,887
Depreciation and amortization	420	108
EBITDA	10,433	13,227
Non-cash and non-recurring adjustments
Stock-based compensation	404	459
Merger and acquisition related	2,075	255
Amortization of inventory step-up	1,045	-
Writeoff of deferred financing costs	49	-
Restructuring costs	-	184
Adjusted EBITDA	$14,006	$14,125

Liquidity and Capital Resources

As of December 31, 2025, the Company had positive working capital of $11,459, compared to $6,832 at December 31, 2024. Our principal sources of liquidity at December 31, 2025 consisted of $1,646 of cash and $8,765 of accounts receivable. The increase in working capital is principally attributable to higher accounts receivable and inventory balances subsequent to the acquisition of Irwin, which occurred on August 8, 2025.

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

Pursuant to the Credit Agreement, the Irwin Term Loan accrues interest at a per annum rate equal to 2.50% to 3.00%, based on leverage, above the secured overnight financing rate published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (“Term SOFR Rate”, the Term SOFR Rate together with the aforementioned margin, the “Applicable Rate”). The Company shall make payments of accrued interest on the Irwin Term Loan at the end of each interest period and shall make payments on March 31, June 30, September 30 and December 31, of each calendar year. The Company began making quarterly payments of principal plus accrued interest on the Irwin Term Loan on December 31, 2025. Principal payments of $1,523 will be made for the next seven quarterly payment dates through September 30, 2025, and each quarterly payment thereafter will be $2,031, in each case plus accrued interest. All remaining principal and accrued interest on the Irwin Term Loan will be due and payable in full on August 8, 2030.

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

As of December 31, 2025, the borrowings outstanding on the Irwin Term Loan and the Line of Credit were $39,102 and $5,600, respectively.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company currently anticipates that cash derived from operations and existing cash reserves, along with available borrowings under the Line of Credit, will be sufficient to provide for the Company’s liquidity for the next twelve months.

Cash Provided by Operating Activities

Net cash provided by operating activities was $7,439 during the year ended December 31, 2025, compared to net cash provided by operating activities of $9,610 for the year ended December 31, 2024. The decrease in cash provided by operating activities was primarily due to lower net income compared to the same period of 2024.

Cash Used in Investing Activities

Cash used in investing activities was $42,542 and $10 during the years ended December 31, 2025 and 2024, respectively. The increase in cash used in investing activities was primarily due to the acquisition of Irwin for $42,500.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $32,086 as compared to cash used in financing activities of $6,983 during the year ended December 31, 2024. The cash provided by financing activities for the year ended December 31, 2025 was primarily due to the borrowings under the Credit Agreement for the acquisition of Irwin on August 8, 2025, and the cash used for financing activities for the year ended December 31, 2024 was primarily due to loan payments under the Amended Prior Credit Agreement.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is conducted principally in the U.S. However, due to the MRC acquisition in 2024, the Company now has more exposure to fluctuations in foreign currencies. As a result, our financial results may be materially affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets.

Foreign Currency

The Company has not entered into any foreign currency hedging transactions during the years ended December 31, 2025 or 2024. As the geographical scope of our business broadens, we may engage in foreign currency hedging transactions in the future.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Credit Agreement (which includes the Irwin Term Loan as well as our Line of Credit), and our investments in short-term financial instruments. As of December 31, 2025 the Company had $39,102 outstanding on the Irwin Term Loan (of which $19,250 was swapped for a fixed rate, thereby eliminating interest rate variability on that portion of the loan) and $5,600 under its Line of Credit.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2025 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management's Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

This Annual Report does not include an attestation report of our registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our CEO and CFO evaluated the effectiveness of our ICFR as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Our CEO and CFO excluded the ICFR of Irwin from their evaluation as of December 31, 2025. As discussed in Note 8 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, on August 8, 2025, the Company acquired substantially all of the assets and assumed minimal liabilities of Irwin. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of ICFR for a period of up to one year following an acquisition while integrating the acquired company.

Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our ICFR was effective.

(c)   Changes in Internal Controls over Financial Reporting.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

In the three months ended December 31, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC.

PART IV

ITEM 15.  EXHIBITS AND REPORTS

Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on September 7, 2006).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form SB-2 filed on September 7, 2006).
3.3	Amended and Restated Bylaws of the Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 25, 2018).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2010).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2013).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2013).
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

3.10	Certificate of Change for FitLife Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2021).
3.11	Certificate of Change for FitLife Brands, Inc. effective February 6, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 5, 2025).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 25, 2006
4.2	Form of Warrant, dated November 13, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).
4.3	Tax Benefit Preservation Plan, dated February 26, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2021).
4.4	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2025).
10.1	Assignment of Name (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 6, 2009).
10.2	2019 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on July 12, 2019).
10.3

Amended and Restated Credit Agreement, dated February 23, 2023, between FitLife Brands Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2023).

10.4	Term Note, dated February 23, 2023, issued by FitLife Brands, Inc., to First Citizens Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 1, 2023).
10.5

Amended and Restated Security Agreement, dated February 23, 2023, among FitLife Brands, Inc., NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 1, 2023).

10.6

Guaranty Agreement, dated February 23, 2023, among NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario, Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2023).

10.7

Asset Purchase and Sale Agreement by and between MusclePharm Corporation and FitLife Brands, Inc., dated September 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2023).

10.8

Second Amended and Restated Credit Agreement, dated October 10, 2023, by and between FitLife Brands, Inc., and First Citizens Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

10.9

Term B Note, dated October 10, 2023, issued by FitLife Brands, Inc., to First Citizens Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

10.10

Reaffirmation of Guaranty, dated October 10, 2023, by NDS Nutrition Products, Inc., iSatori, Inc., 1000374984 Ontario Inc., and Mimi’s Rock Corp., to and in favor of First Citizens Bank & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

10.11

Arrangement Agreement among FitLife Brands Inc., 1000374984 Ontario Inc., and Mimi’s Rock Corp, dated December 4, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 8, 2022).

10.12

Asset Purchase and Sale Agreement by and between Fitlife Brands, Inc. and Irwin Naturals, Irwin Naturals, Inc., Dai Us Holdco Inc. and 5310 Holdings, LLC, dated June 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2025).

10.13

Loan, Security and Guarantee Agreement, by and between FitLife Brands, Inc. and First Citizens Bank & Trust Company, dated August 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 22, 2024).
19.1	Insider Trading and Unauthorized Disclosure Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2025).
21	List of Subsidiaries.
23.1	Consent of Weinberg & Company, P.A.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1	FitLife Brands, Inc. Clawback Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 27, 2025).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	FitLife Brands, Inc.

Date: March 31, 2026	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	By: /s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 31, 2026	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair of the Board

Date: March 31, 2026	By: /s/ Grant Dawson
Grant Dawson
Director

Date: March 31, 2026	By: /s/ Matthew Lingenbrink
Matthew Lingenbrink
Director

Date: March 31, 2026	By: /s/ Shannon Pappas
Shannon Pappas
Director

Date: March 31, 2026	By: /s/ Seth Yakatan
Seth Yakatan
Director

FITLIFE BRANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FitLife Brands, Inc.

Omaha, NE

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FitLife Brands, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Irwin

As discussed in Note 8 to the financial statements, on August 8, 2025, the Company acquired substantially all of the assets and assumed certain liabilities of Irwin Naturals and its related affiliates (“Irwin”) through an asset purchase transaction under Section 363 of the US Bankruptcy Code for $42.5 million. The Company accounted for the acquisition as a business combination and allocated the purchase price to Irwin’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The acquired intangible assets included $16.5 million of brands and $9 million of customer relationships. The fair value of the brands intangible asset was estimated by management using a relief from royalty method.

The fair value of the customer relationships intangible asset was estimated by management using a multi-period excess earnings method. These fair value estimates were based on significant assumptions, including projected revenue growth rates, customer attrition rates, and discount rates.

We identified the valuation of the acquired brands and customer relationships as a critical audit matter due to high degree of auditor judgment and increased level of audit effort required to evaluate the reasonableness of management’s forecasts when developing the fair value estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

●	We obtained and read the purchase agreement;
●	We evaluated the appropriateness of management’s valuation methodologies;
●	We evaluated the reasonableness of the significant assumptions used by management;
●	We tested the completeness and accuracy of the underlying data used in valuation methods; and
●	We evaluated the adequacy of the Company’s disclosures related to the acquisition.

We have served as the Company’s auditor from 2018 through 2019, and since October 2023.

/s/ Weinberg & Company, P.A.
Los Angeles, California

March 31, 2026

FITLIFE BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2025	2024

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,646	$4,468
Restricted cash	-	52
Accounts receivable, net of allowance for credit losses of $9 and $41, respectively	8,765	1,626
Inventories, net of allowance for obsolescence of $247 and $100, respectively	21,324	11,074
Prepaid expense and other current assets	1,334	923
Total current assets	33,069	18,143

Property and equipment, net	128	75
Right of use asset	682	412
Intangibles, net of amortization of $499 and $152, respectively	51,440	26,235
Goodwill	19,393	13,022
Deferred tax asset	1,525	644
Other assets	83	-
TOTAL ASSETS	$106,320	$58,531

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$6,911	$4,067
Accrued expense	5,429	684
Income taxes payable	1,704	1,415
Product returns	1,039	564
Term loan – current portion	6,094	4,500
Lease liability – current portion	433	81
Total current liabilities	21,610	11,311

Revolving line of credit	5,600	-
Term loan, net of current portion and unamortized deferred finance costs	32,849	8,550
Long-term lease liability, net of current portion	272	331
Derivative liability	26	-
Deferred tax liability	2,324	2,213
TOTAL LIABILITIES	62,681	22,405

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.01 par value, 120,000 shares authorized; 9,391 and 9,210 issued and outstanding as of December 31, 2025 and 2024	94	92
Additional paid-in capital	32,213	31,129
Retained earnings	11,893	5,567
Accumulated other comprehensive loss	(561)	(662)
TOTAL STOCKHOLDERS' EQUITY	43,639	36,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,320	$58,531

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Years ended December 31,
	2025	2024

Revenue	$81,458	$64,469
Cost of goods sold	50,005	36,389
Gross profit	31,453	28,080

OPERATING EXPENSE:
Advertising and marketing	4,860	4,626
Selling, general and administrative	14,036	9,972
Merger and acquisition related	2,075	255
Depreciation and amortization	420	108
Total operating expense	21,391	14,961
OPERATING INCOME	10,062	13,119

OTHER EXPENSE (INCOME)
Interest income	(98)	(69)
Interest expense	1,863	1,367
Other expense	49	-
Foreign exchange loss (gain)	19	(50)
Total other expense, net	1,833	1,248
INCOME BEFORE INCOME TAX PROVISION	8,229	11,871

PROVISION FOR INCOME TAXES	1,903	2,887

NET INCOME	$6,326	$8,984

NET INCOME PER SHARE
Basic	$0.68	$0.98
Diluted	$0.63	$0.91
Basic weighted average common shares	9,347	9,197
Diluted weighted average common shares	9,977	9,898

COMPREHENSIVE INCOME:
NET INCOME	$6,326	$8,984
Foreign currency translation adjustment	127	(370)
Loss on derivatives	(26)	-
Comprehensive income	$6,427	$8,614

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

					Accumulated other comprehensive income (loss)
	Common Stock		Additional paid-in	Retained earnings (accumulated	Foreign currency translation	Derivatives (cash
	Shares	Amount	capital	deficit)	adjustment	flow hedges)	Total

YEAR ENDED DECEMBER 31, 2025

JANUARY 1, 2025	9,210	$92	$31,129	$5,567	$(662)	$-	$36,126
Exercise of stock options	181	2	680	-	-	-	682
Stock-based compensation	-	-	404	-	-	-	404
Comprehensive income	-	-	-	-	127	(26)	101
Net income	-	-	-	6,326	-	-	6,326
DECEMBER 31, 2025	9,391	$94	$32,213	$11,893	$(535)	$(26)	$43,639

YEAR ENDED DECEMBER 31, 2024

JANUARY 1, 2024	9,196	$92	$30,653	$(3,417)	$(292)	$-	$27,036
Exercise of stock options	14	-	17	-	-	-	17
Stock-based compensation	-	-	459	-	-	-	459
Comprehensive income	-	-	-	-	(370)	-	(370)
Net income	-	-	-	8,984	-	-	8,984
DECEMBER 31, 2024	9,210	$92	$31,129	$5,567	$(662)	$-	$36,126

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,326	$8,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	420	108
Allowance for credit losses	(32)	24
Allowance for inventory obsolescence	147	(62)
Stock-based compensation	404	459
Amortization of deferred finance costs	40	41
Write-off of deferred financing costs	49	-
Amortization of inventory step-up	1,045	-

Changes in operating assets and liabilities:
Accounts receivable - trade	210	361
Inventories	(582)	(2,109)
Deferred taxes	(881)	148
Prepaid expense and other assets	200	692
Right of use asset	242	90
Accounts payable	743	866
Income taxes payable	(54)	634
Lease liability	(223)	(107)
Accrued liabilities and other liabilities	(582)	(512)
Product returns	(33)	(7)
Net cash provided by operating activities	7,439	9,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Irwin acquisition	(42,500)	-
Purchase of property and equipment	(42)	(10)
Net cash used in investing activities	(42,542)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	682	17
Borrowings on 2025 term loan	40,452	-
Payments on 2025 term loan	(1,523)	-
Payoff of 2023 term loans	(10,875)	-
Payments on 2023 term loans	(2,250)	(7,000)
Borrowings on line of credit	5,600	-
Net cash provided by (used in) financing activities	32,086	(6,983)

Foreign currency impact on cash	143	5

CHANGE IN CASH AND RESTRICTED CASH	(2,874)	2,622
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	4,520	1,898
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,646	$4,520

Supplemental cash flow disclosure
Cash paid for income taxes	$2,362	$2,498
Cash paid for interest, net of amounts capitalized	$1,748	$1,361

Non-cash investing and financing activities
Addition to right-of-use assets from new operating lease liabilities	$-	$386

The accompanying notes are an integral part of these consolidated financial statements.

FITLIFE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

Acquisition of Irwin Naturals

On August 8, 2025, the Company acquired substantially all of the assets and assumed certain liabilities of Irwin Naturals and its related affiliates (“Irwin”) through an asset purchase transaction under Section 363 of the US Bankruptcy Code. Total consideration for the acquisition was $42,500.  Of this amount, $29,750 was funded using proceeds from a new term loan provided by First-Citizens Bank & Trust Company (the “Bank”), $6,000 was funded from a new $10,000 revolving line of credit from the Bank, with the remainder funded from the Company’s available cash balances.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements include Irwin’s assets, liabilities, revenue and expenses since acquisition, including Irwin revenue from August 8, 2025 through December 31, 2025, of $19,465.

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

Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, allowance for inventory obsolescence, product returns, deals and promotions, depreciable lives of property and equipment, allocation of purchase price from business combinations, analyses of impairment of goodwill and indefinite-lived intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

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

The Company’s products are also sold on e-commerce platforms including Amazon. For these transactions, the Company evaluated principal versus agent considerations to determine appropriateness of recording distribution and platform fees paid to third-party e-commerce companies as an expense or as a reduction of revenue. The Company records distribution and platform fees to cost of goods sold in the consolidated statements of income and comprehensive income. Distribution and platform fees are not recorded as a reduction of revenue because the Company (1) owns the goods before they are transferred to the customer, (2) can direct Amazon, similar to other third-party logistics providers (“Logistic Providers”), to return the Company’s inventory to any location specified by the Company, (3) has the responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk, (4) is subject to credit risk (i.e., credit card chargebacks), (5) establishes prices of its products, (6) can determine who fulfills the goods to the customer (Amazon or the Company) and (7) can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement. Advertising fees paid to Amazon are recorded in advertising and marketing expense in the consolidated statements of income and comprehensive income

The Company disaggregates revenue into distribution channels, geographical regions, and collections of brands (Legacy FitLife and recently acquired brands). The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, for the year ended December 31, 2025 was approximately 51% of total revenue, compared to roughly 67% of total revenue during the same twelve-month period in 2024.

Sales to customers in the U.S. were approximately 95% for both of the years ended December 31, 2025 and 2024, with the balance of sales to customers primarily in Canada.

The Company provides limited financial performance metrics for three collections of brands—Legacy FitLife (thirteen brands) and Irwin (three brands). These collections of brands do not meet the definition of operating segments and are not managed as such.

	Years ended December 31,
	2025	2024
Legacy FitLife	$61,993	$64,469
Irwin	19,465	-
Total revenue	$81,458	$64,469

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

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Such elements of variable consideration include, but are not limited to, estimated sales allowances, defective products, product returns and sales incentives, such as markdowns and sales promotions. The Company uses the most likely amount method to quantify the variable consideration. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Customer and Vendor Concentration

Total net sales to one customer during 2025 and 2024 were 14% and 23% of total revenue for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 there were two vendors who accounted for 40% and 35% of the Company’s consolidated accounts payable, respectively. As of December 31, 2024, there was one vendor who accounted for 59% of the Company's consolidated accounts payable. For the year ended December 31, 2025, there were three vendors who accounted for 50%, 14%, and 13% of the Company's inventory-related purchases. For the year ended December 31, 2024, there were two vendors who accounted for 44% and 28% of the Company's inventory-related purchases.

Accounts Receivable, Allowance for Credit Losses and Accounts Receivable Concentration

All of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for credit losses, estimating losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped into categories by the number of days the balance is past due, and the estimated loss is recorded based upon management’s assessment of collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

As of December 31, 2025 and 2024, the Company had provided an allowance for credit losses of $9 and $41, respectively.

As of December 31, 2025, there were two customers who accounted for 25% and 13% of the total accounts receivable balance, respectively. Accounts receivable attributable to one customer as of December 31, 2024 represented 35% of the Company’s total accounts receivable balance, respectively.

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

With the exception of Irwin, we currently have a 30-day product return policy for direct-to-consumer sales, which allows for a 100% sales price refund for the return of unopened and undamaged products purchased from us online through one of our websites or e-commerce platforms. Irwin allows for returns within 60 days of purchase for direct-to-consumer sales. Product sold to certain wholesale customers may be returned from store shelves or the distribution center in the event product is damaged, short dated, expired or recalled.

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

Total allowance for product returns, sales returns and incentive programs as of December 31, 2025 and 2024 amounted to $1,039 and $564, respectively.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of products, in-bound freight charges, shipping and handling costs, purchase and receiving costs, and commissions paid to Amazon and other online selling platforms. Other expense not related to the production and distribution of our products is classified as operating expense.

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash balances on deposit with banks are guaranteed up to amounts designated by the regulatory frameworks of the jurisdictions in which the accounts are maintained. The Company may be exposed to risk for the funds held in bank accounts that exceed the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high-quality financial institutions. The Company had cash balances exceeding the guarantee during the years ended December 31, 2025 and 2024. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Restricted cash consists of cash on deposit with a financial institution in an interest-bearing account pursuant to a credit card agreement. Approximately $52 held in short-term interest-bearing accounts was pledged as collateral for financing arrangements during the first several months of 2025. The collateral requirement was terminated during the third quarter of 2025; therefore, no cash was restricted as of December 31, 2025.

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

As of December 31, 2025 and 2024, the aggregate allowance for expiring, slow moving and excess inventory amounted to $247 and $100, respectively.

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

Irwin is a lessee under a certain operating lease with a third-party lessor for its main office. In accordance with ASC 805, Business Combinations, the lease liability for Irwin was measured at the present value of the remaining lease payments at the acquisition date, and the right-of-use asset is measured at an amount equal to the lease liability, adjusted for favorable or unfavorable terms of the lease when compared with market terms.  As the lease was renewed in proximity to the date the Irwin Business was acquired by FitLife, the terms of the lease are considered by FitLife to be market terms at the acquisition date.  Accordingly, FitLife measured the net present value of the remaining contractual lease payments as of the acquisition date using an incremental borrowing rate consistent with FitLife’s other operating leases.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2025 and 2024.

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

Based on management’s assessment, there were no indicators of impairment during the years ended December 31, 2025 and 2024.

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

Based on management’s assessment, there were no indicators of impairment during the years ended December 31, 2025 and 2024.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2025 and 2024, the Company has not established a liability for uncertain tax positions.

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

Basic and diluted weighted-average shares outstanding and antidilutive options that were excluded from diluted weighted average shares outstanding are as follows:

	December 31,
	2025	2024

Basic weighted average shares outstanding	9,347	9,197
Dilutive effect of potential common shares	630	701
Diluted weighted average shares outstanding	9,977	9,898

Antidilutive options	30	22

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

Stock-Based Compensation

The Company periodically issues restricted share units (“RSUs”), stock options and warrants to employees in non-capital raising transactions for services rendered. Such issuances vest and expire according to the terms established at the issuance date.

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

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the financial results of FitLife Brands, Inc (See Note 12).

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

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency of income tax disclosures by requiring additional disaggregation of the effective tax rate reconciliation and income taxes paid. Specifically, the guidance requires a tabular reconciliation using both percentages and amounts, with consistent categories and further disaggregation of material reconciling items, as well as income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023‑09 are effective for annual reporting periods beginning after December 15, 2024 and may be applied prospectively, with retrospective application permitted. Early adoption is permitted. The Company adopted ASU 2023‑09 effective January 1, 2025. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes of the consolidated financial statements.

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

NOTE 3. INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives.  The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of December 31, 2025 and 2024.

	As of December 31, 2025
	Gross amount	Accumulated amortization	Net book value	Useful life (years)
Brands	$42,718	$-	$42,718	Indefinite
Customer relationships	9,000	(338)	8,662	10
Client relationships	80	(80)	-	4
Formulations	70	(70)	-	4
Trademarks	60	-	60	Indefinite
Website	11	(11)	-	3
Total identifiable assets	$51,939	$(499)	$51,440

	As of December 31, 2024
	Gross amount	Accumulated amortization	Net book value	Useful life (years)
Brands	$26,166	$-	$26,166	Indefinite
Client relationships	80	(75)	5	4
Formulations	70	(66)	4	4
Trademarks	60	-	60	Indefinite
Website	11	(11)	-	3
Total identifiable assets	$26,387	$(152)	$26,235

Amortization expense was $347 and $38 for the years ended December 31, 2025 and 2024, respectively.

NOTE 4.  INVENTORIES

The Company’s inventories as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Finished goods	$19,012	$10,348
Components	2,559	826
Allowance for obsolescence	(247)	(100)
Total	$21,324	$11,074

NOTE 5.  PROPERTY AND EQUIPMENT

The Company's property and equipment balances as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Equipment	$869	$964
Accumulated depreciation	(741)	(889)
Total	$128	$75

Depreciation expense for property and equipment was $73 for the year ended December 31, 2025 compared to $70 for the year ended December 31, 2024.

NOTE 6.  NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Term loan – 2025 Credit Agreement	$39,102	$-
Term loans – 2023 Credit Agreement	-	13,125
Unamortized debt issuance costs	(159)	(75)
Revolving line of credit	5,600	-
Total	44,543	13,050
Current	(6,094)	(4,500)
Long term	$38,449	$8,550

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

Credit Agreement

On August 8, 2025 (the “Closing Date”), the Company entered into a Loan, Security and Guarantee Agreement (the “Credit Agreement”) with the Bank. Pursuant to the Credit Agreement, the Bank provided the Company with a five-year term loan in the amount of $40,625 (“Irwin Term Loan”) and a three-year revolving line of credit of up to $10,000 (the “Credit Line”, and collectively with the Irwin Term Loan, the “Loan”). The Company used (i) $29,750 from the Irwin Term Loan to complete the purchase of substantially all of the assets of Irwin (see Note 8); and (ii) $10,875 to pay off, retire and replace the outstanding balance of the Term Loans as of the Closing Date.

Pursuant to the Credit Agreement the Loan accrues interest at a per annum rate equal to 2.5% to 3.0%, based on leverage, above SOFR published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (SOFR plus the aforementioned margin or the “Applicable Rate”). The Company began making quarterly payments of principal plus accrued interest on the Irwin Term Loan on December 31, 2025. Principal payments of $1,523 will be made for the next seven quarterly payment dates through September 30, 2025, and $2,031 for each quarterly payment thereafter, in each case plus accrued interest. All remaining principal and accrued interest on the Irwin Term Loan will be due and payable in full on August 8, 2030.

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

To secure satisfaction of the Obligations, pursuant to the Credit Agreement, (i) NDS Nutrition Products, Inc., iSatori, Inc., MP Acquisition Corp., and IN Acquisition Corp. (collectively, the “Subsidiaries”) guaranteed the satisfaction of the Obligations by the Company in favor of the Bank and (ii) each of the Subsidiaries and the Company granted a security interest in substantially all of their respective assets in favor of the Bank.

The borrowings outstanding on term loans were $39,102 and $13,125 as of December 31, 2025 and 2024, respectively.

The borrowings outstanding on the line of credit were $5,600 and $0 as of December 31, 2025 and 2024, respectively.

Maturities of the Company's Term Loans are as follows:

Year ending
2026	$6,094
2027	6,602
2028	8,125
2029	8,125
2030	10,156
Total balance outstanding as of December 31, 2025	$39,102

NOTE 7.  EQUITY

The Company is authorized to issue 120,000 shares of Common Stock, $0.01 par value per share, of which 9,391 and 9,210 shares of Common Stock were issued and outstanding as of December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025 and 2024, the Company did not repurchase any Common Stock under its share repurchase programs. As of December 31, 2025, the Company retained authorization to purchase $5,000 of Common Stock under the 2025 Share Repurchase Program.

Options

Information regarding options outstanding as of December 31, 2025 is as follows:

	Number of	Weighted average	Weighted average remaining life
	options	exercise price	(years)
Outstanding, December 31, 2023	969	$3.41	4.5
Issued	22	16.63
Exercised	(14)	1.25
Forfeited	-	-
Outstanding, December 31, 2024	977	3.74	3.5
Issued	8	18.73
Exercised	(181)	3.78
Forfeited	-	-
Outstanding, December 31, 2025	804	$3.88	3.0

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$0.35	-	2.38	542	2.9	$0.77	542	$0.77
$5.77	-	18.73	262	3.1	$10.33	234	$9.86
			804	3.0	$3.88	776	$3.51

The closing price for the Company’s Common Stock on December 31, 2025 was $16.27, resulting in an intrinsic value of outstanding options of $9,992.

During the year ended December 31, 2025, the Company granted stock options to purchase 8 shares of Common Stock to employees. The stock options are exercisable at $18.73 per share. The stock options expire in five years and vest (i) one fourth immediately on the date of grant, and (ii) in three equal annual installments thereafter. The total fair value of these options at grant date was approximately $70, which was determined using a Black-Scholes option pricing model with the following assumptions: stock price of $18.73 per share, expected term of 5 years, volatility of 50%, dividend rate of 0%, and risk-free interest rate of 3.24%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior. The expected volatility is based upon historical volatility of the Company’s Common Stock. The expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

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

The Company recognized $404 and $459 of stock-based compensation related to the vesting of these options during the years ended December 31, 2025 and 2024, respectively.  As of December 31, 2025, there was $110 of unvested stock-based compensation that will be recognized as expense in future periods as the options vest.

Warrants

The Company issued no warrants to purchase shares of Common Stock during the years ended December 31, 2025 and 2024. There are no outstanding warrants to purchase shares of Common Stock as of December 31, 2025 and 2024.

NOTE 8. ACQUISITION OF IRWIN NATURALS

On August 8, 2025 (“the Closing Date”), the Company acquired substantially all of the assets and assumed certain liabilities of Irwin through an asset purchase transaction under Section 363 of the US Bankruptcy Code. Total consideration for the acquisition was $42,500. Of this amount, $29,750 was funded using proceeds from a new term loan provided by the Bank and $6,000 was funded from a new $10,000 revolving line of credit from the Bank, with the remainder funded from the Company’s available cash balances.

During the years ended December 31, 2025 and 2024, the Company incurred $2,075 and $26, respectively, of transaction-related costs for the acquisition of Irwin.

The Company accounted for the acquisition as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. The following table summarizes the fair value of the assets acquired and liabilities assumed on the date of acquisition, and is as follows:

August 8, 2025

Accounts receivable	$7,306
Inventories	10,754
Prepaid expense and other current assets	355
Right of use asset	487
Property and equipment	69
Intangible assets	25,500
Goodwill	6,288
Other non-current assets	83
Accounts payable and accrued expense	(2,056)
Accrued expense and other current liabilities	(5,240)
Product returns	(533)
Lease liabilities	(513)
Net assets acquired	$42,500

The purchase was intended to augment and diversify the Company’s product offerings and lineup.  Key factors that contributed to the recorded intangible assets and goodwill were the opportunity to complement existing operations of the Company and the opportunity to generate future synergies within the nutritional supplement and wellness business.

Pro Forma Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the year ended December 31, 2025 and 2024, respectively, giving effect to the acquisition of Irwin as if it had occurred at January 1, 2024. Included in the pro forma information is: fair value adjustment to inventory acquired and transaction related costs moved from the year ended December 31, 2025 to December 31, 2024, removal of the interest costs from the Company’s debt prior to the closing of the acquisition, and interest on borrowings made by the Company based on the projected balance of the Irwin Term Loan for the respective periods in this pro forma presentation.

	Years ended December 31,
	2025	2024

Revenue	$122,143	$118,531

Net income	$10,805	$8,312

Diluted net income per share	$1.08	$0.84

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

Irwin revenue from August 8, 2025 through December 31, 2025 was $19,465.

NOTE 9 – DERIVATIVE LIABILITY (INTEREST RATE SWAP)

On September 5, 2025, the Company entered into an interest rate swap agreement to hedge exposure to variability in cash flows associated with its variable-rate term loan (Note 6). The swap effectively converts approximately 50% of the Company’s term loan from variable to fixed.

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

The fair value of the swap was a liability of $26 at December 31, 2025, which is presented as a derivative liability on the Company’s Consolidated Balance Sheet. For the year ended December 31, 2025, the effective portion of changes in fair value of the interest-rate swap decreased OCI by $26. The swap is measured under fair value guidance using Level 2 inputs. No hedge ineffectiveness was recognized during the year ended December 31, 2025.

NOTE 10.  INCOME TAXES

Components of the total provision for income taxes are as follows:

	Years ended December 31,
	2025	2024
Current tax expense (benefit)
Domestic	$1,864	$1,165
Foreign	892	1,570
Deferred tax expense (benefit)
Domestic	(882)	148
Foreign	29	4
Provision for income taxes	$1,903	$2,887

The Company is subject to income tax in the U.S., Canada, and Germany through its wholly owned subsidiaries. The combined federal and state statutory tax rate is 24.5% (22% in 2024). The statutory tax rate in foreign jurisdictions varies by jurisdiction. During the year ended December 31, 2024, the Company dissolved Thunder Beach Holdings, its Barbados subsidiary, and will no longer be subject to taxes in Barbados.

The provision for income taxes differs from the amount determined by applying the federal statutory rate as follows:

	Year ended December 31, 2025
	Amount	Percentage
Provision for income taxes based on U.S. federal statutory tax rate	$1,730	21.0%
State and local income taxes, net of federal income tax effect	290	3.5%
Foreign tax effects
Germany
Difference in jurisdictional tax rates	194	2.4%
Other	(313)	(3.8)%
Canada
Other	(32)	(0.4)%
Non-deductible expenses	1,286	15.6%
Foreign tax credits applied	(267)	(3.2)%
True up of prior period	724	8.8%
Valuation allowance	(482)	(5.9)%
Impact from statutory tax rate changes	(174)	(2.1)%
Adjustments related to acquired assets and liabilities	(842)	(10.2)%
Capitalized transaction costs	(255)	(3.1)%
Other	44	0.5%
Provision for income taxes	$1,903	23.1%

Year ended December 31, 2024
Provision for income taxes based on statutory rate	$2,668

Increase (decrease) resulting from:
Non-deductible expenses	806
Difference in jurisdictional tax rates	(401)
True up of prior period	(57)
Change in valuation allowance	(179)
Other	50
Provision for income taxes	$2,887

The tax effects of significant temporary differences and credit and operating loss carryforwards in the U.S. that give rise to the deferred tax asset are as follows:

	December 31, 2025	December 31, 2024

Loss carryforwards	780	807
Tangible assets	(18)	(3)
Intangible assets	(537)	(331)
Provisions and reserves	1,783	654
Subtotal	2,008	1,127
Valuation allowance	(483)	(483)
Deferred tax assets, net	$1,525	$644

The tax effects of significant temporary differences and operating loss carryforwards in foreign jurisdictions that give rise to the deferred tax liability are as follows:

	December 31, 2025	December 31, 2024

Loss carryforwards	$3,035	$3,349
Intangible assets	(2,324)	(2,213)
Subtotal	711	1,136
Valuation allowance	(3,035)	(3,349)
Deferred tax liabilities, net	$(2,324)	$(2,213)

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

As of December 31, 2025, the Company has the following U.S. federal losses carried forward. U.S. federal losses incurred prior to 2018 have a carry forward of 20 years, subsequent losses can be carried forward indefinitely. The Canadian non-capital loss carry forwards expire between 2038 and 2044.

Year of expiration	U.S. Federal	Canada (USD)	Total
2034	$793	-	793
2035	2,923	-	2,923
2036	--	-	-
2037	--	-	-
2038	--	-	-
2039	--	3,616	3,616
2040	--	2,088	2,088
2041	--	1,717	1,717
2042	--	1,841	1,841
2043	--	2,172	2,172
2044	--	19	19
Total	$3,716	$11,453	$15,169

Utilization of net operating loss carryforwards in the U.S. may be subject to limitations in the event of a change in ownership as defined under U.S. IRC Section 382, and similar state provisions. An "ownership change" is generally defined as a cumulative change in the ownership interest of significant stockholders of more than 50 percentage points over a three-year period. In connection with the merger between the Company and one of its subsidiaries in 2015, the Company has evaluated its net operating loss (“NOL”) carryforwards under the provisions of U.S. IRC Section 382. The acquisition resulted in an ownership change under Section 382, subjecting the Company’s ability to utilize NOL carryforwards generated prior to the acquisition to an annual limitation. As of December 31, 2025, the Company has approximately $3,716 of federal NOL carryforwards, of which $1,416 may be utilized subject to the Section 382 limitation. Based on the annual limitation, management expects that $2,300 of these carryforwards may not be fully utilized prior to expiration.

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

The Company operates in a number of tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the effects of uncertain tax positions in the consolidated financial statements after determining that it is more-likely-than-not the uncertain tax positions will be sustained.  As of December 31, 2025, the Company has not recorded any uncertain tax positions or any accrued interest and penalties on the consolidated balance sheet. During the year ended December 31, 2025, the Company recorded an immaterial amount of interest and penalties in the consolidated statement of income and comprehensive income.

Cash paid for income taxes, net of refunds, for the year ended December 31, 2025 were as follows:

U.S. federal	$1,329
U.S. state and local
California	185
Other state and local	74
Foreign
Germany	774
Total cash paid for income taxes, net of refunds	$2,362

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

	Years ended December 31,
	2025	2024
Cost of goods sold	$50,005	$36,389

Employee compensation and benefits	8,491	6,028
Advertising and marketing	4,794	4,626
Operating expense	6,031	4,052
Merger and acquisition related	2,075	255
Total operating expense	$21,391	$14,961

Interest and other expense	$1,833	$1,248

The following table summarizes sales to customers by geographic regions:

	Years ended December 31,
	2025	2024
United States	$77,400	$61,474
Rest of world	4,058	2,995
Total revenue	$81,458	$64,469

NOTE 13.  SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through the date the consolidated financial statements were issued and determined that no subsequent events occurred that were reasonably expected to impact the consolidated financial statements presented herein.