Form 10-K/A
period 2025-12-31
FITLIFE BRANDS, INC.
filed 2026-04-21
CIK 1374328

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

As of April 21, 2026, there were 9,391,072 shares of common stock, $0.01 par value per share, issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Weinberg & Company, P.A.	Los Angeles, California	PCAOB ID: 572

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of FitLife Brands, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

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

Name	Age	Title
Dayton Judd	54	Chief Executive Officer and Chairman
Grant Dawson	57	Director
Matthew Lingenbrink	44	Director
Seth Yakatan	55	Director
Shannon Pappas	52	Director
Jakob York	49	Chief Financial Officer
Patrick Ryan	47	Chief Retail Officer
Jenna Sinnett	46	Chief Operating Officer
Ryan Hansen	38	Executive Vice President

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

Shannon Pappas has served as a director of the Company since April 2025. Ms. Pappas has over 25 years of experience driving growth and value creation across beauty, skincare, health, fitness, and consumer products, with significant expertise in scaling direct-to-consumer and omnichannel businesses, digital transformation, and commercial operations for both public and private companies. She currently serves as President, Consumer at Viome, where she leads the company’s consumer business. Previously, Ms. Pappas served as Consumer President and Head of Digital Commerce at Beauty Industry Group from March 2023 to January 2025. Prior to that, she served as President of The Proactiv Company, where she led the business, including commercial operations, finance, and market expansion, and oversaw the company’s sale to Taro Pharmaceuticals. Earlier in her career, she held leadership roles at Beachbody LLC and the International Sports Sciences Association. She began her career in strategy roles at The Wonderful Company and Boston Consulting Group.

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

Jakob York has served as the Company’s Chief Financial Officer since he joined the Company in August 2022.  Prior to joining FitLife, he served as Controller for Greenidge Generation Holdings (“Greenidge”, Nasdaq: GREE). Prior to Greenidge, Mr. York worked in various controller and financial reporting capacities, primarily at Allied Motion Technologies (now Allient Inc. Nasdaq: ALNT).  Prior to joining Allied Motion, he worked at Pricewaterhouse Coopers as an auditor from 2002 to 2007.  Mr. York received both his Bachelor’s Degree and a Master’s Degree in Accounting from Brigham Young University.  Mr. York is a Certified Public Accountant.

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

Jenna Sinnett has served as the Company’s Chief Operating Officer since her appointment in October 2015. She brings over 20 years of operations experience in the wholesale business, managing domestic inventories, regulatory compliance, and product management. In 2012,  Ms. Sinnett was appointed Vice President of Supply Chain where she controlled all matters tied to procurement, including inventory management, logistics, and vendor relations. Over the course of her tenure, she has held senior Project Management positions in both wholesale and contract manufacturing environments. Ms. Sinnett received both her Bachelor of Science Degree and Master of Science Degree in Exercise Science from the University of Nebraska Omaha.

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

Board Meetings

The Board held six meetings during the year ended December 31, 2025, supplemented by additional discussions by and among a majority of the Board, and actions effectuated by unanimous written consent in lieu of a formal motion and vote during an official meeting. In 2025, incumbent directors attended 100% of the aggregate number of meetings of the Board and the standing committees of the Board of Directors of which such director was a member. The Board also holds independent executive sessions without members of management on an as-needed basis.

Board Committees and Charters

The Board has three standing committees, which consists of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board appoints the members and committee chair of each committee (based upon the recommendation of the Nominating and Corporate Governance Committee). Each independent director also serves as a member of the standing committees of the Board. Copies of each committee charter are available upon request to the Company’s Corporate Secretary at 5214 S. 136th Street, Omaha, Nebraska 68137.

Board Committees and Charters

Audit Committee

Members:	Matthew Lingenbrink (Chair) Grant Dawson Shannon Pappas Seth Yakatan

Number of Meetings Held:	The Audit Committee held four meetings during 2025 and handled other matters via unanimous written consent or in Board meetings.

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

Independence

The members of the Audit Committee each meet the independence standards established by the Nasdaq Capital Market and by the SEC for audit committees. In addition, the Board has determined that Messrs. Dawson and Lingenbrink each satisfy the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities on Messrs. Dawson and Lingenbrink that are greater than those generally imposed on them as members of the Audit Committee and the Board, and their designation as audit committee financial experts does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Compensation Committee

Members:	Grant Dawson (Chair) Matthew Lingenbrink Shannon Pappas Seth Yakatan

Number of Meetings Held:	The Compensation Committee held one meeting during 2025 and handled other matters via unanimous written consent or in Board meetings.

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

Nominating and Corporate Governance Committee

Members:	Seth Yakatan (Chair) Grant Dawson Matthew Lingenbrink Shannon Pappas

Number of Meetings Held:	The Nominating and Corporate Governance Committee held one meeting during 2025 and handled other matters via unanimous written consent or in Board meetings.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025, management believes that all necessary reports were filed in a timely manner, other than one late Form 5 filed by Mr. Yakatan for the year ended December 31, 2025, and all filings are current as of the date of this filing.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, which sets forth the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company. A form of the Code of Business Conduct and Ethics is filed with the SEC as Exhibit 14.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Stockholder Communications with the Board of Directors

Our Board of Directors provides stockholders with the ability to send communications to the Board of Directors, and stockholders may do so at their convenience. In particular, stockholders may send their communications to: Board of Directors, c/o Corporate Secretary, FitLife Brands, Inc., 5214 S. 136th Street, Omaha, Nebraska 68137.

All communications received by the Corporate Secretary are relayed to the Board of Directors of the Company. Members of the Board of Directors are not required to attend our Annual Meetings of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer and the Company’s two most highly compensated executive officers other than its Chief Executive Officer who were serving as executive officers as of December 31, 2025 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and principal position	Year	Salary	Bonus	Stock awards	Stock option awards	All other compensation	Total
					(1)	(2)
Dayton Judd	2025	$418,769	$180,000	$-	$-	$-	$598,769
Chief Executive Officer and Chair of the Board	2024	$398,000	$180,000	$-	$-	$-	$578,000

Ryan Hansen	2025	$266,000	$80,000	$-	$-	$-	$346,500
Executive Vice President	2024	$253,692	$50,000	$-	$-	$-	$303,692

Jakob York	2025	$233,077	$50,000	$-	$35,240	$-	$318,317
Chief Financial Officer	2024	$219,615	$45,000	$-	$29,200	$-	$293,815

(1)

The amounts in this column represent the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the Named Executive Officer has the right to purchase, subject to vesting, shares of the Company’s Common Stock.

(2)	Amounts reflect commissions paid to the Named Executive Officer.

Employment Arrangements

Dayton Judd. Dayton Judd currently serves as the Company’s Chief Executive Officer. Effective August 29, 2024, the Board approved an increase of Mr. Judd’s salary from $390,000 to $416,000. Effective September 5, 2025, the Board approved an increase of Mr. Judd’s salary from $416,000 to $425,000. Mr. Judd serves as an at-will employee without a formal employment agreement.

Ryan Hansen. Ryan Hansen joined the Company as Executive Vice President on November 27, 2023 with an annual base salary of $250,000. Upon joining the company, Mr. Hansen also received options to acquire 222,000 shares with an exercise price of $9.60. One-third of the options vested immediately, with the remainder vesting in two equal annual installments thereafter. Effective August 29, 2024, the Board approved an increase of Mr. Hansen’s base salary from $250,000 to $262,000. Effective September 5, 2025, the Board approved an increase of Mr. Hansen’s salary from $262,000 to $275,000. Mr. Hansen serves as an at-will employee without a formal employment agreement.

Patrick Ryan. Under the terms of an Employment Agreement dated June 13, 2019, Patrick Ryan served in the capacity of Chief Retail Officer until the termination of the agreement on June 7, 2022. Subsequent to June 7, 2022, Mr. Ryan serves in the same capacity as an at-will employee without a formal employment agreement. In addition to a base salary, Mr. Ryan is paid a commission of 2.5% of the adjusted gross profit from the sale of certain of the Company’s products to the GNC franchise community. Effective August 29, 2024, the Board approved an increase of Mr. Ryan’s base salary from $155,000 to $160,000. Effective September 5, 2025, the Board approved an increase of Mr. Ryan’s salary from $160,000 to $165,000.

Jakob York. Jakob York currently serves as the Company’s Chief Financial Officer. Effective August 29, 2024, the Board approved an increase of Mr. York’s salary from $215,000 to $230,000. Effective September 5, 2025, the Board approved an increase of Mr. York’s salary from $230,000 to $240,000. In August 2025 and August 2024, Mr. York was granted options to purchase 4,000 shares at exercise prices of $16.60 and $18.73, respectively. Mr. York serves as an at-will employee without a formal employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and stock that had not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2025:

	Grant date	Number of securities underlying unexercised options - exercisable		Number of securities underlying unexercised options - unexercisable	Equity incentive plan awards: Number of underlying unexercised unearned options	Option exercise price	Option expiration date

Dayton Judd	7/31/2018	430,400		-	-	$0.35	7/31/2028
Chief Executive	2/5/2021	112,000		-	-	$2.38	2/5/2031
Officer and Chairman

Ryan Hansen	11/27/2023	201,200	(1)	-	-	$9.60	11/27/2028
Executive Vice President

Jakob York	8/15/2022	20,000	(2)	-	-	$7.83	8/15/2027
Chief Financial Officer	8/15/2023	3,000	(3)	1,000	-	$9.08	8/15/2028
	8/29/2024	2,000	(4)	2,000	-	$16.60	8/29/2029
	9/5/2025	1,000	(5)	3,000	-	$18.73	9/5/2030

(1)	The stock options were fully vested on November 27, 2025.
(2)	The stock options were fully vested on August 15, 2025.
(3)	One-fourth of the stock options vested on the grant date of August 15, 2023, with the remainder vesting in three equal annual installments thereafter, becoming fully vested on August 15, 2026.
(4)	One-fourth of the stock options vested on the grant date of August 29, 2024, with the remainder vesting in three equal annual installments thereafter, becoming fully vested on August 29, 2027.
(5)	One-fourth of the stock options vested on the grant date of September 5, 2025, with the remainder vesting in three equal annual installments thereafter, becoming fully vested on September 5, 2028.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025, with respect to the shares of Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements. The information includes the number of shares covered by and the weighted average exercise price of outstanding options and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options and other rights.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:	804,266	$3.88	260,000

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

The table below summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2025:

Name	Fees earned or paid in cash	Stock awards	Option awards	Total

Grant Dawson	$50,000	$-	$-	$50,000
Matthew Lingenbrink	$50,000	$-	$-	$50,000
Todd Ordal (1)	$16,667	$-	$-	$16,667
Shannon Pappas(2)	$33,333	$-	$-	$33,333
Seth Yakatan	$50,000	$-	$-	$50,000
(1)	Mr. Ordal resigned from the board effective April 25, 2025.
(2)	Ms. Pappas joined the board on April 25, 2025.

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

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding shares of our Common Stock beneficially owned as of April 21, 2026, by:

(i)	each of our officers and directors;

(ii)	all officers and directors as a group; and

(iii)

each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percent ownership is calculated based on 9,391,072 shares of our Common Stock outstanding at April 21, 2026.

Beneficial Ownership of our Common Stock

Name and address of owner (1)	Title of class	Number of shares owned	Percentage of class

Executive Officers and Directors:

Dayton Judd, Chair and Chief Executive Officer (2)	Common Stock	5,831,058	58.7%

Ryan Hansen, Executive Vice President (3)	Common Stock	226,878	2.4%

Jakob York, Chief Financial Officer (4)	Common Stock	32,968	*

Jenna Sinnett, Chief Operating Officer (5)	Common Stock	15,200	*

Patrick Ryan, Chief Retail Officer	Common Stock	-	*

Grant Dawson	Common Stock	158,000	1.7%

Matthew Lingenbrink	Common Stock	8,800	*

Seth Yakatan	Common Stock	593	*

Shannon Pappas	Common Stock	-	*

All Officers and Directors as a group (nine persons)	Common Stock	6,273,497	61.7%

5% Stockholders:

Askeladden Capital Management, LLC (6)	Common Stock	498,041	5.3%
1452 Hughes Road, Suite 200 #582 Grapevine, Texas 76051

* Less than 1%

(1)	The address of each of the officers and directors is c/o FitLife Brands, Inc., 5214 S. 136th Street, Omaha, NE 68137.

(2)

Consists of 1,152,402 shares of Common Stock held by Mr. Judd personally, including shares in IRA accounts; 430,400 shares of Common Stock issuable upon the exercise of stock options at $0.35 per share, exercisable within 60 days of April 21, 2026; 112,000 shares of Common Stock issuable upon the exercise of stock options at $2.38 per share, exercisable within 60 days of April 21, 2026; and 4,136,256 shares of Common Stock held by Sudbury Holdings, LLC.

(3)

Consists of 25,678 shares of Common Stock held by Mr. Hansen personally, and 201,200 shares of Common Stock issuable upon the exercise of stock options at $9.60 per share, exercisable within 60 days of April 21, 2026.

(4)

Consists of 6,968 shares of Common Stock held by Mr. York in IRA accounts, 20,000 shares of Common Stock issuable upon the exercise of stock options at $7.83 per share exercisable within 60 days of April 21, 2026, 3,000 shares of Common Stock issuable upon the exercise of stock options at $9.08 per share exercisable within 60 days of April 21, 2026, 2,000 shares of Common Stock issuable upon the exercise of stock options at $16.60 per share exercisable within 60 days of April 21, 2026, and 1,000 shares of Common Stock issuable upon the exercise of stock options at $18.73 per share exercisable within 60 days of April 21, 2026.

(5)

Consists of 11,200 shares of Common Stock held by Ms. Sinnett personally, and 4,000 shares of Common Stock issuable upon the exercise of stock options at $16.60 per share, exercisable within 60 days of April 21, 2026.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions between the Company and any of its directors, executive officers or any other related persons during the year ended December 31, 2025.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the year ended December 31, 2025 and 2024 was Weinberg & Company (“Weinberg”). Set forth below are the aggregate fees we were billed by Weinberg for professional services rendered for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Audit fees	$438,000	$232,000
Audit-related fees	7,700	4,000
Tax fees	-	-
All other fees	-	-
Total	$445,700	$236,000

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

Audit Fees

For the fiscal year ended December 31, 2025 and 2024, audit fees were approximately $438,000 and $232,000, respectively.

Tax Fees

For the fiscal year ended December 31, 2025 and 2024, the Company did not retain Weinberg for any tax services.

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

Registrant	FitLife Brands, Inc.

Date: April 21, 2026	By: /s/ Dayton Judd
Dayton Judd
Chief Executive Officer (Principal Executive Officer)