Form 10-Q
period 2026-03-31
FITLIFE BRANDS, INC.
filed 2026-05-14
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, a total of 9,391,072 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2026

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,192	$1,646
Accounts receivable, net	7,778	8,765
Inventories, net	21,528	21,324
Prepaid expense and other current assets	1,142	1,334
Total current assets	31,640	33,069

Property and equipment, net	106	128
Right of use asset	581	682
Intangibles, net	51,196	51,440
Goodwill	19,363	19,393
Deferred tax asset	1,222	1,525
Derivative asset	72	-
Other assets	89	83
TOTAL ASSETS	$104,269	$106,320

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$6,451	$6,911
Accrued expense	5,602	5,429
Income taxes payable	1,494	1,704
Product returns	830	1,039
Term loan – current portion	6,094	6,094
Lease liability – current portion	341	433
Total current liabilities	20,812	21,610

Revolving line of credit	4,200	5,600
Term loan, net of current portion and unamortized deferred finance costs	31,334	32,849
Long-term lease liability, net of current portion	258	272
Derivative liability	-	26
Deferred tax liability	2,284	2,324
TOTAL LIABILITIES	58,888	62,681

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.01 par value, 120,000 shares authorized; 9,391 issued and outstanding as of March 31, 2026 and December 31, 2025	94	94
Additional paid-in capital	32,230	32,213
Retained earnings	13,613	11,893
Accumulated other comprehensive loss	(556)	(561)
TOTAL STOCKHOLDERS' EQUITY	45,381	43,639
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,269	$106,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025

Revenue	$25,325	$15,936
Cost of goods sold	15,808	9,062
Gross profit	9,517	6,874

OPERATING EXPENSE:
Advertising and marketing	1,245	1,053
Selling, general and administrative	4,963	2,512
Merger and acquisition related	-	332
Depreciation and amortization	248	19
Total operating expense	6,456	3,916
OPERATING INCOME	3,061	2,958

OTHER EXPENSE
Interest expense, net	735	218
Foreign exchange loss (gain)	(21)	21
Total other expense, net	714	239
INCOME BEFORE INCOME TAX PROVISION	2,347	2,719

PROVISION FOR INCOME TAXES	627	701

NET INCOME	$1,720	$2,018

NET INCOME PER SHARE
Basic	$0.18	$0.22
Diluted	$0.17	$0.20
Basic weighted average common shares	9,391	9,213
Diluted weighted average common shares	9,991	9,926

COMPREHENSIVE INCOME:
NET INCOME	$1,720	$2,018
Foreign currency translation adjustment	(93)	29
Gain on derivatives	98	-
Comprehensive income	$1,725	$2,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In thousands)

(Unaudited)

					Accumulated other comprehensive income (loss)
	Common Stock		Additional paid-in	Retained earnings (accumulated	Foreign currency translation	Derivatives (cash flow
	Shares	Amount	capital	deficit)	adjustment	hedges)	Total

THREE MONTHS ENDED MARCH 31, 2026

JANUARY 1, 2026	9,391	$94	$32,213	$11,893	$(535)	$(26)	$43,639
Stock-based compensation	-	-	17	-	-	-	17
Comprehensive income	-	-	-	-	(93)	98	5
Net income	-	-	-	1,720	-	-	1,720
MARCH 31, 2026	9,391	$94	$32,230	$13,613	$(628)	$72	$45,381

THREE MONTHS ENDED MARCH 31, 2025

JANUARY 1, 2025	9,210	$92	$31,129	$5,567	$(662)	$-	$36,126
Exercise of stock options	173	2	636	-	-	-	638
Stock-based compensation	-	-	107	-	-	-	107
Comprehensive income	-	-	-	-	29	-	29
Net income	-	-	-	2,018	-	-	2,018
MARCH 31, 2025	9,383	$94	$31,872	$7,585	$(633)	$-	$38,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,720	$2,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248	19
Allowance for credit losses	58	(3)
Allowance for inventory obsolescence	(105)	(24)
Stock-based compensation	17	107
Amortization of deferred financing costs	9	11

Changes in operating assets and liabilities:
Accounts receivable	921	(1,062)
Inventories	16	(1,013)
Deferred taxes	303	(47)
Prepaid expense and other assets	94	362
Right of use asset	101	27
Accounts payable	(452)	1,168
Income taxes payable	(185)	318
Lease liability	(105)	(20)
Accrued expense and other liabilities	53	449
Product returns	(209)	18
Net cash provided by operating activities	2,484	2,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(24)
Net cash used in investing activities	-	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	259
Payments on 2025 term loan	(1,524)	-
Payments on 2023 term loan	-	(1,125)
Payments on line of credit	(1,400)	-
Net cash used in financing activities	(2,924)	(866)

Foreign currency impact on cash	(14)	36

CHANGE IN CASH AND CASH EQUIVALENTS	(454)	1,474
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,646	4,520
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,192	$5,994

Supplemental cash flow disclosure
Cash paid for income taxes	$430	$408
Cash paid for interest	$742	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

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

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products to our customers based on written sales terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products to a customer.

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

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, was approximately 44% of net revenue for the quarter ended March 31, 2026, compared to 67% of net revenue during the same period in the prior year.  Wholesale revenue was approximately 56% of net revenue for the quarter ended March 31, 2026 compared to 33% during the same period in the prior year.

Sales to customers in the U.S. were approximately 95% and 96%, respectively, during the three months ended March 31, 2026 and 2025, with the balance of sales for the same respective periods being to customers primarily in Canada.

The Company provides limited financial performance metrics for two collections of brands—Legacy FitLife (thirteen brands, including MRC and MusclePharm), and Irwin (three brands). These collections of brands do not meet the definition of operating segments and are not managed as such.

	Three months ended
	March 31, 2026	March 31, 2025
	(Unaudited)
Legacy FitLife	$12,476	$15,936
Irwin	12,849	-
Total revenue	$25,325	$15,936

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

Customer and Vendor Concentration

For the three months ended March 31, 2026, no single customer accounted for more than 10% of the Company’s net sales. Total net sales to one customer during the three months ended March 31, 2025 represented 16% of net sales .

For the three months ended March 31, 2026, there were two vendors who accounted for 52% and 14% of the Company’s consolidated inventory-related purchases, respectively. For the three months ended March 31, 2025, there were two vendors who accounted for 54% and 12% of the Company's inventory-related purchases, respectively.

As of March 31, 2026, there were three vendors who accounted for 28%, 22% and 14% of the Company’s consolidated accounts payable, respectively. As of December 31, 2025 there were two vendors who accounted for 40% and 35% of the Company’s consolidated accounts payable, respectively.

As of March 31, 2026, there were three customers who accounted for 18%, 16% and 10% of the total accounts receivable balance, respectively. As of December 31, 2025, there were two customers who accounted for 25% and 13% of the total accounts receivable balance, respectively.

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

Management determined there were no indicators of impairment at March 31, 2026 or December 31, 2025. The Company will perform its annual impairment analysis in December 2026.

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

The Company noted no indicators of impairment for intangible assets as of March 31, 2026, and December 31, 2025. Intangible asset amortization expense is expected to be approximately $900 for each of the next five years (2026 to 2030).

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

There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 26.7% and 25.8% for the three months ended March 31, 2026 and 2025, respectively.

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

Basic and diluted weighted-average shares outstanding and antidilutive options that were excluded from diluted weighted average shares outstanding are as follows:

	Three months ended March 31,
	2026	2025

Basic weighted average shares outstanding	9,391	9,213
Dilutive effect of potential common shares	600	713
Diluted weighted average shares outstanding	9,991	9,926

Antidilutive options	36,000	22,000

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency of income tax disclosures by requiring additional disaggregation of the effective tax rate reconciliation and income taxes paid. Specifically, the guidance requires a tabular reconciliation using both percentages and amounts, with consistent categories and further disaggregation of material reconciling items, as well as income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023‑09 are effective for annual reporting periods beginning after December 15, 2024 and may be applied prospectively, with retrospective application permitted. The Company adopted ASU 2023‑09 effective January 1, 2025. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes of the consolidated financial statements.

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

The total allowance for expiring, excess and slow-moving inventory items as of March 31, 2026 and December 31, 2025 amounted to $142 and $247, respectively. The Company’s inventories as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Finished goods	$19,240	$19,012
Components	2,430	2,559
Allowance for obsolescence	(142)	(247)
Total	$21,528	$21,324

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of March 31, 2026 and December 31, 2025 as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Equipment	$870	$869
Accumulated depreciation	(764)	(741)
Total	$106	$128

Depreciation expense for the three months ended March 31, 2026 and 2025 was $23 and $10, respectively.

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Term loan – 2025 Credit Agreement	$37,578	$39,102
Unamortized debt issuance costs	(150)	(159)
Revolving line of credit	4,200	5,600
Total	41,628	44,543
Current	(6,094)	(6,094)
Long term	$35,534	$38,449

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

Second Amended and Restated Credit Agreement

On October 10, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with the Bank, amending and restating the 2023 Credit Agreement between the Company and the Bank. Pursuant to the Prior Credit Agreement, the Bank provided the Company with an additional term loan (“Term Loan B”, and together with Term Loan A, the “Term Loans”) for the principal amount of $10,000 and extended the Line of Credit of $3,500 to December 23, 2024. The Company used the proceeds from Term Loan B to fund the acquisition of the MusclePharm assets and for general working capital purposes.

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

Current Credit Agreement

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

The Credit Agreement contains customary affirmative and negative covenants, including, without limitation, financial covenants: (i) to maintain a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.75 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2025 and ending with the fiscal quarter ended June 30, 2026 and a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending September 30, 2026; and (ii) to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 as tested on the last day of each fiscal quarter, commencing with the quarter ending December 31, 2025. The Company was in compliance with all covenants as of March 31, 2026 and December 31, 2025.

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

The borrowings outstanding on the Irwin Term Loan were $37,578 and $39,102 as of March 31, 2026 and December 31, 2025, respectively.

The borrowings outstanding on the Credit Line were $4,200 and $5,600 as of March 31, 2026 and December 31, 2025, respectively.

Maturities of the Company's Irwin Term Loan are as follows:

Year ending
2026	$4,570
2027	6,602
2028	8,125
2029	8,125
2030	10,156
Total balance outstanding as of March 31, 2026	$37,578

NOTE 7 - EQUITY

The Company is authorized to issue 120,000 shares of Common Stock, $0.01 par value per share, of which 9,391 shares of Common Stock were issued and outstanding as of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any Common Stock under its share repurchase programs. As of March 31, 2026, the Company retained authorization to purchase $5,000 of Common Stock under the 2025 Share Repurchase Program.

Options

Information regarding options outstanding as of March 31, 2026 is as follows:

	Number of	Weighted average	Weighted average remaining life
	options	exercise price	(years)
Outstanding, December 31, 2024	977	3.74	3.5
Issued	8	18.73
Exercised	(181)	3.78
Forfeited	-	-
Outstanding, December 31, 2025	804	$3.88	3.0
Issued	6	15.21
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2026	810	3.97	2.8

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$0.35	-	2.38	542	2.9	$0.77	542	$0.77
$5.77	-	18.73	268	2.7	$10.44	245	$9.85
			810	2.8	$3.97	787	$3.59

The closing stock price for the Company’s Common Stock on March 31, 2026 was $14.20, resulting in an intrinsic value of outstanding options of $8,389.

During the three months ended March 31, 2026, the Company granted stock options to purchase six shares of Common Stock to employees. The stock options are exercisable at $15.21 per share. The stock options expire in five years and vest (i) one third on the first anniversary from the date of grant, and (ii) in two equal annual installments thereafter. The total fair value of these options at grant date was approximately $41, which was determined using a Black-Scholes option pricing model with the following assumptions: stock price of $15.21 per share, expected term of five years, volatility of 46%, dividend rate of 0%, and risk-free interest rate of 3.5%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior. The expected volatility is based upon historical volatility of the Company’s Common Stock. The expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the three months ended March 31, 2025, 173 stock options were exercised pursuant to the terms of the option agreements.  As a result, the Company received cash proceeds of $638, of which $259 was received in March 2025 and the remaining $379 was received in April 2025.

During the three-month periods ended March 31, 2026 and 2025, the Company recognized stock-based compensation of $17 and $107, respectively, related to stock options. As of March 31, 2026 there is $133 of unamortized stock-based compensation related to stock options.

Warrants

The Company issued no warrants to purchase shares of Common Stock during three months ended March 31, 2026 and 2025. There are no outstanding warrants to purchase shares of Common Stock as of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026, the Company did not incur any transaction-related costs for the acquisition of Irwin.

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

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the three months ended March 31, 2026 and 2025, respectively, giving effect to the acquisition of Irwin as if it had occurred at January 1, 2025. Included in the pro forma information is: removal of Irwin revenue and cost of sales from the three months ended March 31, 2025 for Irwin business no longer in place as of the closing date (Costco US) as well as removal of CBD revenue due to the Company’s decision to exit the CBD business, fair value adjustment to inventory acquired,  transaction-related costs related to the acquisition of Irwin moved from the three months ended March 31, 2025 to 2024, removal of the interest costs from the Company’s debt prior to the closing of the acquisition, and interest on borrowings made by the Company based on the projected balance of the Irwin Term Loan and revolving line of credit for the respective periods in this pro forma presentation.

Three months ended
March 31, 2025

Revenue	$31,915
Net income	$1,790
Diluted net income per share	$0.18

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

Irwin revenue for the three months ended March 31, 2026 was $12,849.

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

NOTE 10 – SEGMENT INFORMATION

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

	Three months ended March 31,
	2026	2025
Cost of goods sold	$15,808	$9,062

Employee compensation and benefits	3,183	1,537
Advertising and marketing	1,245	1,053
Operating expense	2,028	994
Merger and acquisition related	-	332
Total operating expense	$6,456	$3,916

Interest and other expense	$714	$239

The following table summarizes sales to customers by geographic regions:

	Three months ended March 31,
	2026	2025
United States	$24,136	$15,304
Rest of world	1,189	632
Total revenue	$25,325	$15,936

NOTE 11 – DERIVATIVE ASSET (INTEREST RATE SWAP)

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

The fair value of the swap was an asset of $72 at March 31, 2026 and is presented as a derivative asset on the Condensed Consolidated Balance Sheet. At December 31, 2025, the fair value of the swap was a liability of $26 and was presented as a derivative liability on the Company’s Consolidated Balance Sheet. For the three months ended March 31, 2026, the effective portion of changes in fair value of the interest-rate swap increased OCI by $98. For the year ended December 31, 2025, the effective portion of changes in fair value of the interest-rate swap decreased OCI by $26. The swap is measured under fair value guidance using Level 2 inputs. No hedge ineffectiveness was recognized during the three months ended March 31, 2026 or year ended December 31, 2025.

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

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

	Three months ended
	March 31, 2026	March 31, 2025	Change ($)	Change (%)
	(Unaudited)
Revenue	$25,325	$15,936	$9,389	59%
Cost of goods sold	15,808	9,062	6,746	74%
Gross profit	9,517	6,874	2,643	38%
Gross margin	37.6%	43.1%		(5.5)%
Advertising and marketing	1,245	1,053	192	18%
Selling. general and administrative (“SG&A”)	4,963	2,512	2,451	98%
Merger and acquisition related	-	332	(332)	n/m
Depreciation and amortization	248	19	229	n/m
Total operating expense	6,456	3,916	2,540	65%
Operating income	3,061	2,958	103	3%
Other expense, net	714	239	475	199%
Provision for income tax	627	701	(74)	(11)%
Net income	$1,720	$2,018	$(298)	(15)%

Revenue.  Revenue for the three months ended March 31, 2026 increased 59% to $25,325 compared to $15,936 for the three months ended March 31, 2025. The increase in revenue for the three months ended March 31, 2026 compared to the prior period is primarily due to the acquisition of Irwin, partially offset by declining revenue from Legacy FitLife, as discussed below. The Irwin assets were acquired on August 8, 2025.

Legacy FitLife revenue for the three months ended March 31, 2026 was $12,476, a 22% decrease compared to the previous year, driven by an 18% decline in online revenue primarily attributable to MRC as well as a 28% decrease in wholesale revenue attributable to lower sales to certain retail partners, primarily GNC.

Wholesale revenue during the quarter ended March 31, 2026 was approximately 56% of net revenue, compared to 44% for online channels for the same period.  Wholesale revenue during the quarter ended March 31, 2025 was 33% of net revenue compared to 67% for online channels during the same period. The decline in the percentage of revenue coming from online sales is primarily due to the acquisition of Irwin, which had minimal online revenue at the time of the acquisition.

Sales to customers in the U.S. were approximately 95% and 96% during the quarters ended March 31, 2026 and 2025, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the three months ended March 31, 2026 increased to $15,808 as compared to $9,062 for the three months ended March 31, 2025. This 74% increase is primarily due to the increase in revenue from the acquisition of Irwin.

Gross Profit.  Gross profit for the three months ended March 31, 2026 increased to $9,517 as compared to $6,874 for the three months ended March 31, 2025. This 38% increase in gross profit is principally attributable to the acquisition of Irwin, partially offset by lower gross profit from Legacy FitLife.

Gross Margin. Gross margin for the three months ended March 31, 2026 decreased to 37.6% from 43.1% for the comparable prior period. The decrease in gross margin is primarily attributable to the acquisition of Irwin, which has historically generated a lower gross margin than FitLife.

Advertising and Marketing. Advertising and marketing expense for the three months ended March 31, 2026 increased to $1,245 as compared to $1,053 for the same period of the prior year. The 18% increase is primarily the result of advertising and marketing expense attributable to Irwin, partially offset by lower advertising and marketing expense attrinutable to Legacy FitLife.

SG&A. SG&A expense for the three months ended March 31, 2026 increased 98% to $4,963 as compared to $2,512 for the three months ended March 31, 2025. The 98% increase in SG&A is primarily due to the acquisition of Irwin.

Merger and Acquisition Related. Merger and acquisition related expense decreased by $332 during the quarter ended March 31, 2026 compared to $332 for the same period in 2025, driven by non-recurring transaction costs related to the Irwin acquisition during 2025.

Net Income.  We generated net income of $1,720 for the three months ended March 31, 2026 as compared to net income of $2,018 for the three months ended March 31, 2025. The decrease in net income for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to an increase in SG&A due to the Irwin acquisition as well as lower gross profit attributable to Legacy FitLife.

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

Legacy FitLife
(Unaudited)	2025				2026
	Q1	Q2	Q3	Q4	Q1
Wholesale revenue	$5,306	$5,696	$6,686	$4,238	$3,798
Online revenue	10,630	10,431	9,978	9,028	8,678
Total revenue	15,936	16,127	16,664	13,266	12,476
Gross profit	6,874	6,904	6,542	5,395	5,143
Gross margin	43.1%	42.8%	39.3%	40.7%	41.2%
Advertising and marketing	1,053	1,191	1,285	1,077	887
Contribution	$5,821	$5,713	$5,257	$4,318	$4,256
Contribution as a % of revenue	36.5%	35.4%	31.5%	32.5%	34.1%

For the first quarter of 2026, revenue for Legacy FitLife (which now includes MusclePharm as well as MRC) declined 22% compared to the same period last year due to declines in both online and wholesale revenue.

Online revenue decreased by 18% compared to the first quarter of last year, primarily driven by lower online sales from MRC. Wholesale revenue decreased 28% compared to the first quarter of last year attributable to lower sales to certain retail partners, primarily GNC.

Gross margin for Legacy FitLife decreased to 41.2% during the first quarter of 2026, compared to 43.1% during the first quarter of last year. Contribution as a percentage of revenue decreased to 34.1% compared to 36.5% during the first quarter of last year.

Irwin Naturals
(Unaudited)	2025		2026
	Q3	Q4	Q1
Wholesale revenue	$6,510	$11,216	$10,295
Online revenue	311	1,428	2,554
Total revenue	6,821	12,644	12,849
Gross profit	2,194	3,544	4,374
Gross margin	32.2%	28.0%	34.0%
Advertising and marketing	72	182	358
Contribution	$2,122	$3,362	$4,016
Contribution as a % of revenue	31.1%	26.6%	31.3%

During the quarter, Irwin generated 80% of its revenue from the wholesale channel and 20% from online sales.

Online revenue during the quarter represents transactions through Irwin’s websites as well as through Amazon and other e-commerce platforms.  The Company began selling Irwin products on Amazon in mid-October of 2025, and sales have continued to increase since launch in October to an annual run rate of approximately $9.5 million of revenue by the end of the first quarter of 2026.

Total revenue for Irwin increased approximately 2% in the first quarter of 2026 compared to the fourth quarter of 2025. Irwin generated gross margin of 34.0% and contribution as a percentage of revenue of 31.3% during the first quarter of 2026.

FitLife Consolidated
(Unaudited)	2025				2026
	Q1	Q2	Q3	Q4	Q1
Wholesale revenue	$5,306	$5,696	$13,196	$15,454	$14,093
Online revenue	10,630	10.431	10,289	10,456	11,232
Total revenue	15,936	16,127	23,485	25,910	25,325
Gross profit	6,874	6,904	8,736	8,939	9,517
Gross margin	43.1%	42.8%	37.2%	34.5%	37.6%
Advertising and marketing	1,053	1,191	1,357	1,259	1,245
Contribution	$5,821	$5,713	$7,379	$7,680	$8,272
Contribution as a % of revenue	36.5%	35.4%	31.4%	29.6%	32.7%

For the first quarter of 2026 for the Company overall, revenue increased 59%, gross profit increased 38%, and contribution increased 42% compared to the first quarter of 2025.

Gross margin decreased to 37.6% during the first quarter of 2026 compared to 43.1% during the first quarter of last year, with the decline in gross margin primarily attributable to the acquisition of Irwin, which historically operated at a lower gross margin than Legacy FitLife.

Contribution as a percentage of revenue for the first quarter of 2026 decreased to 32.7% compared to 36.5% during the first quarter of last year.

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

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Net income	$1,720	$2,018
Interest expense, net	735	218
Foreign exchange (gain) loss	(21)	21
Provision for income taxes	627	701
Depreciation and amortization	248	19
EBITDA	3,309	2,977
Non-cash and non-recurring adjustments
Stock-based compensation	17	107
Merger and acquisition related	-	332
Adjusted EBITDA	$3,326	$3,416

Liquidity and Capital Resources

As of March 31, 2026, the Company had positive working capital of $10,828, compared to $11,459 at December 31, 2025. Our principal sources of liquidity at March 31, 2026 consisted of $1,192 of cash and $7,778 of accounts receivable. The decrease in working capital is principally attributable to lower accounts receivable balances as of March 31, 2026 as compared to December 31, 2025.

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

Pursuant to the Credit Agreement, the Irwin Term Loan accrues interest at a per annum rate equal to 2.50% to 3.00%, based on leverage, above the secured overnight financing rate published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (“Term SOFR Rate”, the Term SOFR Rate together with the aforementioned margin, the “Applicable Rate”). The Company shall make payments of accrued interest on the Irwin Term Loan at the end of each interest period and shall make payments on March 31, June 30, September 30 and December 31, of each calendar year. The Company began making quarterly payments of principal plus accrued interest on the Irwin Term Loan on December 31, 2025. Principal payments of $1,523 will be made quarterly through September 30, 2025, and each quarterly payment thereafter will be $2,031, in each case plus accrued interest. All remaining principal and accrued interest on the Irwin Term Loan will be due and payable in full on August 8, 2030.

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

As of March 31, 2026, the borrowings outstanding on the Irwin Term Loan and the Credit Line were $37,578 and $4,200, respectively.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company currently anticipates that cash derived from operations and existing cash reserves, along with available borrowings under the Line of Credit, will be sufficient to provide for the Company’s liquidity for the next twelve months.

Cash Provided by Operating Activities. Cash provided by operating activities for the three months ended March 31, 2026 was $2,484 compared to cash provided by operating activities of $2,328 for the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily due to working capital fluctuations compared to the same period of 2025.

Cash Used in Investing Activities. Cash used in investing activities for the three months ended March 31, 2026 and 2025 was $0 and $24, respectively. The decrease in cash used in investing activities was due to lower capital expenditures for the three months ended March 31, 2026.

Cash Used in Financing Activities. Cash used in financing activities for the three months ended March 31, 2026 was $2,924 compared to $866 during the three months ended March 31, 2025. The cash used in financing activities for the three months ended March 31, 2026 increased primarily due to higher repayment of debt.

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

Management concluded that a triggering event did not occur during the three months ended March 31, 2026. We will continue to review for impairment indicators as necessary in future periods.

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

Wholesale revenue during the quarter ended March 31, 2026 was approximately 56% of net revenue, compared to 44% for online channels for the same period. Wholesale revenue during the quarter ended March 31, 2025 was approximately 33% of net revenue, compared to 67% for online channels during the same period in 2025.

Sales to customers in the U.S. were approximately 95% and 96% during the three months ended March 31, 2026 and 2025, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

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

A right of return does not represent a separate performance obligation, but because customers are allowed to return products, the consideration to which the Company expects to be entitled is variable. Upon evaluation of returns, the Company determined that product returns are immaterial and therefore believes it is probable that such returns will not cause a significant reversal of revenue in the future. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

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

Foreign Currency

The Company has not entered into any foreign currency hedging transactions during the three months ended March 31, 2026 or years ended December 31, 2025 or 2024.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Credit Agreement (which includes the Irwin Term Loan as well as our Credit Line), and our investments in short-term financial instruments. As of March 31, 2026 the Company had $37,578 outstanding on the Irwin Term Loan (of which $18,500 was swapped for a fixed rate, thereby eliminating interest rate variability on that portion of the loan) and $4,200 under its Credit Line.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2026 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our comprehensive Annual Report on Form 10-K for our fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2026.

ITEM 5. OTHER INFORMATION

In the three months ended March 31, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant	FitLife Brands, Inc.

Date: May 14, 2026	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: May 14, 2026	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)