Form 10-Q
period 2026-06-30
FITLIFE BRANDS, INC.
filed 2026-08-13
CIK 1374328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, a total of 9,391,072 shares of the Registrant’s Common Stock, par value $0.01 per share, were issued and outstanding.

FITLIFE BRANDS, INC.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2026

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

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,089	$1,646
Accounts receivable, net	6,977	8,765
Inventories, net	21,070	21,324
Prepaid expense and other current assets	1,414	1,334
Total current assets	30,550	33,069

Property and equipment, net	78	128
Right of use asset	481	682
Intangibles, net	50,952	51,440
Goodwill	19,333	19,393
Deferred tax asset	900	1,525
Derivative asset	210	-
Other assets	88	83
TOTAL ASSETS	$102,592	$106,320

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$6,614	$6,911
Accrued expense	5,340	5,429
Income taxes payable	1,639	1,704
Product returns	974	1,039
Term loan – current portion	6,094	6,094
Lease liability – current portion	252	433
Total current liabilities	20,913	21,610

Revolving line of credit	2,000	5,600
Term loan, net of current portion and unamortized deferred finance costs	29,819	32,849
Long-term lease liability, net of current portion	243	272
Derivative liability	-	26
Deferred tax liability	2,243	2,324
TOTAL LIABILITIES	55,218	62,681

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000 shares authorized, none outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.01 par value, 120,000 shares authorized; 9,391 issued and outstanding as of June 30, 2026 and December 31, 2025	94	94
Additional paid-in capital	32,288	32,213
Retained earnings	15,563	11,893
Accumulated other comprehensive loss	(571)	(561)
TOTAL STOCKHOLDERS' EQUITY	47,374	43,639
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,592	$106,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025

Revenue	$26,549	$16,127	$51,874	$32,063
Cost of goods sold	16,738	9,223	32,546	18,285
Gross profit	9,811	6,904	19,328	13,778

OPERATING EXPENSE:
Advertising and marketing	1,449	1,191	2,694	2,244
Selling, general and administrative	4,755	2,485	9,718	4,997
Merger and acquisition related	-	696	-	1,028
Depreciation and amortization	252	14	500	33
Total operating expense	6,456	4,386	12,912	8,302

OPERATING INCOME	3,355	2,518	6,416	5,476

OTHER EXPENSE (INCOME)
Interest expense, net	679	175	1,414	393
Foreign exchange gain	(8)	(35)	(29)	(14)
Total other expense, net	671	140	1,385	379
INCOME BEFORE INCOME TAX PROVISION	2,684	2,378	5,031	5,097

PROVISION FOR INCOME TAXES	734	631	1,361	1,332

NET INCOME	$1,950	$1,747	$3,670	$3,765

NET INCOME PER SHARE
Basic	$0.21	$0.19	$0.39	$0.40
Diluted	$0.20	$0.18	$0.37	$0.38
Basic weighted average common shares	9,391	9,389	9,391	9,301
Diluted weighted average common shares	9,907	9,961	9,949	9,944

COMPREHENSIVE INCOME:
NET INCOME	$1,950	$1,747	$3,670	$3,765
Foreign currency translation adjustment	(101)	111	(194)	140
Gain on derivatives, net of tax	86	-	184	-
Comprehensive income	$1,935	$1,858	$3,660	$3,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(In thousands)

(Unaudited)

					Accumulated other comprehensive income (loss)
	Common Stock		Additional paid-in	Retained	Foreign currency translation	Derivatives (cash flow
	Shares	Amount	capital	earnings	adjustment	hedges)	Total

THREE MONTHS ENDED JUNE 30, 2026

APRIL 1, 2026	9,391	$94	$32,230	$13,613	$(628)	$72	$45,381
Stock-based compensation	-	-	58	-	-	-	58
Comprehensive income	-	-	-	-	(101)	138	37
Tax effect of derivative	-	-	-	-	-	(52)	(52)
Net income	-	-	-	1,950	-	-	1,950
JUNE 30, 2026	9,391	$94	$32,288	$15,563	$(729)	$158	$47,374

SIX MONTHS ENDED JUNE 30, 2026

JANUARY 1, 2026	9,391	$94	$32,213	$11,893	$(535)	$(26)	$43,639
Stock-based compensation	-	-	75	-	-	-	75
Comprehensive income	-	-	-	-	(194)	236	42
Tax effect of derivative	-	-	-	-	-	(52)	(52)
Net income	-	-	-	3,670	-	-	3,670
JUNE 30, 2026	9,391	$94	$32,288	$15,563	$(729)	$158	$47,374

THREE MONTHS ENDED JUNE 30, 2025

APRIL 1, 2025	9,383	$94	$31,872	$7,585	$(633)	$-	$38,918
Exercise of stock options	8	-	44	-	-	-	44
Stock-based compensation	-	-	99	-	-	-	99
Comprehensive income	-	-	-	-	111	-	111)
Net income	-	-	-	1,747	-	-	1,747
JUNE 30, 2025	9,391	$94	$32,015	$9,332	$(522)	$-	$40,919

SIX MONTHS ENDED JUNE 30, 2025

JANUARY 1, 2025	9,210	$92	$31,129	$5,567	$(662)	$-	$36,126
Exercise of stock options	181	2	680	-	-	-	682
Stock-based compensation	-	-	206	-	-	-	206
Comprehensive income	-	-	-	-	140	-	140)
Net income	-	-	-	3,765	-	-	3,765
JUNE 30, 2025	9,391	$94	$32,015	$9,332	$(522)	$-	$40,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(In thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,670	$3,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	33
Allowance for credit losses	48	(22)
Allowance for inventory obsolescence	(155)	(22)
Stock-based compensation	75	206
Amortization of deferred financing costs	17	21
Changes in operating assets and liabilities:
Accounts receivable	1,723	(809)
Inventories	494	(507)
Deferred tax asset	625	(177)
Prepaid expense and other assets	(325)	(450)
Right of use asset	201	46
Accounts payable	(288)	828
Income taxes payable	(8)	26
Lease liability	(210)	(41)
Accrued expenses and other liabilities	(183)	641
Product returns	(65)	(15)
Net cash provided by operating activities	6,119	3,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposit paid for Irwin acquisition	-	(5,000)
Purchase of property and equipment	-	(29)
Net cash used in investing activities	-	(5,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	682
Payments on 2025 term loan	(3,047)	-
Payments on 2023 term loan	-	(2,250)
Borrowings on line of credit	5,400	-
Payments on line of credit	(9,000)	-
Net cash used in financing activities	(6,647)	(1,568)

Foreign currency impact on cash	(29)	139

CHANGE IN CASH AND CASH EQUIVALENTS	(557)	(2,935)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,646	4,520
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,089	$1,585

Supplemental cash flow disclosure
Cash paid for income taxes	$1,279	$1,934
Cash paid for interest, net of amounts capitalized	$1,391	$458

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITLIFE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally. The iSatori Products are sold through retail locations, which include specialty and mass market retailers, as well as online directly to the end consumer. The Company distributes the MRC Products primarily online through e-commerce platforms, such as Amazon, directly to the end consumer. MusclePharm’s products are sold to both wholesale customers as well as online through various e-commerce platforms directly to the end consumer. Irwin Products are sold principally through wholesale channels in mass market and health food store segments, but also online directly to the end consumer.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Although management of the Company believes the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

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

Online revenue, which consists of revenue generated from sales on the Company’s own websites as well as third-party e-commerce platforms such as Amazon, was approximately 45% of net revenue for the quarter ended June 30, 2026, compared to 65% of net revenue during the same period in the prior year.  Wholesale revenue was approximately 55% of net revenue for the quarter ended June 30, 2026 compared to 35% during the same period in the prior year.

Sales to customers in the U.S. were approximately 95%, respectively, during the three and six months ended June 30, 2026 and 2025, with the balance of sales for the same respective periods being to customers primarily in Canada.

The Company provides limited financial performance metrics for two collections of brands—Legacy FitLife (thirteen brands, including MRC and MusclePharm), and Irwin (three brands). These collections of brands do not meet the definition of operating segments and are not managed as such.

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)		(Unaudited)
Legacy FitLife	$12,414	$16,127	$24,890	$32,063
Irwin	14,135	-	26,984	-
Total revenue	$26,549	$16,127	$51,874	$32,063

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

Customer and Vendor Concentration

Total net sales to one customer during the three and six months ended June 30, 2026 represented 11% and 10% of net sales, respectively. Total net sales to one customer during the three and six months ended June 30, 2025 represented 22% and 19% of net sales, respectively.

For the three months ended June 30, 2026, there were three vendors who accounted for 46%, 13%, and 12% of the Company’s consolidated inventory-related purchases, respectively. For the three months ended June 30, 2025, there were three vendors who accounted for 50%, 12%, and 11% of the Company’s consolidated inventory-related purchases, respectively. For the six months ended June 30, 2026, there were three vendors who accounted for 49%, 14%, and 11% of the Company’s consolidated inventory-related purchases, respectively. For the six months ended June 30, 2025, there were two vendors who accounted for 52% and 13% of the Company’s consolidated inventory-related purchases, respectively.

As of June 30, 2026, there were two vendors who accounted for 33% and 20% of the Company’s consolidated accounts payable, respectively. As of December 31, 2025 there were two vendors who accounted for 40% and 35% of the Company’s consolidated accounts payable, respectively.

As of June 30, 2026, there were two customers who accounted for 23% and 9% of the total accounts receivable balance, respectively. As of December 31, 2025, there were two customers who accounted for 25% and 13% of the total accounts receivable balance, respectively.

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

Management determined there were no indicators of impairment at June 30, 2026 or December 31, 2025. The Company will perform its annual impairment analysis in December 2026.

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

The Company noted no indicators of impairment for intangible assets as of June 30, 2026, and December 31, 2025. Intangible asset amortization expense is expected to be approximately $900 for each of the next five years (2026 to 2030).

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

There is potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates. The effective income tax rate was 27.1% and 26.1% for the six months ended June 30, 2026 and 2025, respectively.

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

Basic and diluted weighted-average shares outstanding and antidilutive options that were excluded from diluted weighted average shares outstanding are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Basic weighted average shares outstanding	9,391	9,389	9,391	9,301
Dilutive effect of potential common shares	516	572	558	643
Diluted weighted average shares outstanding	9,907	9,961	9,949	9,944

Antidilutive options	111	22	74	22

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

Segment

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because the CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the financial results of the Company.

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

The total allowance for expiring, excess and slow-moving inventory items as of June 30, 2026 and December 31, 2025 amounted to $130 and $247, respectively. The Company’s inventories as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Finished goods	$18,975	$19,012
Components	2,225	2,559
Allowance for obsolescence	(130)	(247)
Total	$21,070	$21,324

NOTE 5 - PROPERTY AND EQUIPMENT

The Company had property and equipment as of June 30, 2026 and December 31, 2025 as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Equipment	$869	$869
Accumulated depreciation	(791)	(741)
Total	$78	$128

Depreciation expense for the three months ended June 30, 2026 and 2025 was $27 and $13, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $50 and $23, respectively.

NOTE 6 – DEBT

Company debt consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Term loan – 2025 Credit Agreement	$36,055	$39,102
Unamortized debt issuance costs	(142)	(159)
Revolving line of credit	2,000	5,600
Total	37,913	44,543
Current portion of term loan	(6,094)	(6,094)
Long-term debt	$31,819	$38,449

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

Pursuant to the Credit Agreement the Loan accrues interest at a per annum rate equal to 2.5% to 3.0%, based on leverage, above SOFR published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (SOFR plus the aforementioned margin or the “Applicable Rate”). The Company began making quarterly payments of principal plus accrued interest on the Irwin Term Loan on December 31, 2025. Principal payments of $1,523 will be made for the next five quarterly payment dates through September 30, 2027, and $2,031 for each quarterly payment thereafter, in each case plus accrued interest. All remaining principal and accrued interest on the Irwin Term Loan will be due and payable in full on August 8, 2030.

Outstanding advances under the revolving line of credit will accrue interest at the Applicable Rate, and the Company shall make payments of accrued interest on such advances at the end of each interest period and on the repayment of any advance with all remaining principal and accrued interest on the advances being due and payable in full on August 8, 2028.

The Credit Agreement contains customary affirmative and negative covenants, including, without limitation, financial covenants: (i) to maintain a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.75 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending December 31, 2025 and ending with the fiscal quarter ended June 30, 2026 and a Senior Funded Debt to EBITDA Ratio (as defined in the Credit Agreement) of not more than 2.50 to 1.00 as tested quarterly on a trailing twelve-month basis, starting with the fiscal quarter ending September 30, 2026; and (ii) to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.25 to 1.00 as tested on the last day of each fiscal quarter, commencing with the quarter ending December 31, 2025. The Company was in compliance with all covenants as of June 30, 2026 and December 31, 2025.

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

The borrowings outstanding on the Irwin Term Loan were $36,055 and $39,102 as of June 30, 2026 and December 31, 2025, respectively.

The borrowings outstanding on the Credit Line were $2,000 and $5,600 as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, the amount available to borrow on the Credit Line was $8,000.

Maturities of the Company's Irwin Term Loan are as follows:

Year ending
2026	$3,047
2027	6,602
2028	8,125
2029	8,125
2030	10,156
Total balance outstanding as of June 30, 2026	$36,055

NOTE 7 - EQUITY

The Company is authorized to issue 120,000 shares of Common Stock, $0.01 par value per share, of which 9,391 shares of Common Stock were issued and outstanding as of June 30, 2026 and December 31, 2025.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not repurchase any Common Stock under its share repurchase programs. As of June 30, 2026, the Company retained authorization to purchase $5,000 of Common Stock under the 2025 Share Repurchase Program.

Options

Information regarding options outstanding as of June 30, 2026 is as follows:

	Number of	Weighted average	Weighted average remaining life
	options	exercise price	(years)
Outstanding, December 31, 2024	977	3.74	3.5
Issued	8	18.73
Exercised	(181)	3.78
Forfeited	-	-
Outstanding, December 31, 2025	804	$3.88	3.0
Issued	81	10.85
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2026	885	$4.52	2.8

Outstanding						Exercisable
Exercise price per share			Total number of options	Weighted average remaining life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$0.35	-	2.38	542	2.6	$0.77	542	$0.77
$5.77	-	18.73	343	3.0	$10.45	245	$9.85
			885	2.8	$4.52	787	$3.59

The closing stock price for the Company’s Common Stock on June 30, 2026 was $11.01, resulting in an intrinsic value of outstanding options of $5,933.

During the six months ended June 30, 2026, the Company granted stock options to purchase 81 shares of Common Stock to employees. The weighted average exercise price of the stock options granted is $10.85 per share. The stock options expire in five years and vest (i) one third on the first anniversary from the date of grant, and (ii) in two equal annual installments thereafter. The total fair value of these options at grant date was approximately $377, which was determined using a Black-Scholes option pricing model with the following assumptions on a weighted average basis: stock price of $10.85 per share, expected term of four years, volatility of 50%, dividend rate of 0%, and risk-free interest rate of 3.9%. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior. The expected volatility is based upon historical volatility of the Company’s Common Stock. The expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

During the three-month periods ended June 30, 2026 and 2025, the Company recognized stock-based compensation of $35 and $99, respectively, related to stock options. During the six-month periods ended June 30, 2026 and 2025, the Company recognized stock-based compensation of $52 and $206, respectively, related to stock options. As of June 30, 2026 there is $436 of unamortized stock-based compensation related to stock options.

During the six months ended June 30, 2025, 173 stock options were exercised pursuant to the terms of the option agreements.  As a result, the Company received cash proceeds of $638, of which $259 was received in March 2025 and the remaining $379 was received in April 2025.

Performance Stock Units

In May 2025, the Company granted Mr. Ryan Hansen, President, 50 performance stock units (“PSUs”). Each PSU converts into one share of the Company’s Common Stock upon vesting. The PSUs will vest at such date that the 30-day volume-weighted average price of Common Stock meets or exceeds $20. The PSUs expire in five years and are subject to forfeiture in the event Mr. Hansen resigns from his position or is terminated by the Company. As the vesting of the PSUs are subject to certain market conditions, pursuant to current accounting guidelines, the Company determined the fair value to be $336,000, computed using Monte Carlo simulations on a binomial model with the assistance of a valuation specialist.

The Company recorded $23 of stock compensation expense related to PSUs during the quarter ended June 30, 2026. As of June 30, 2026, there was $313 of unamortized compensation expense associated with the grant of the PSUs.

Warrants

The Company issued no warrants to purchase shares of Common Stock during three and six months ended June 30, 2026 and 2025. There are no outstanding warrants to purchase shares of Common Stock as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026, the Company did not incur any transaction-related costs for the acquisition of Irwin.

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

Pro Forma Condensed Combined Financial Information (Unaudited) (In thousands)

The following presents the Company’s unaudited pro forma financial information for the three and six months ended June 30, 2025, giving effect to the acquisition of Irwin as if it had occurred at January 1, 2025. Included in the pro forma information is: removal of Irwin revenue and cost of sales from the three and six months ended June 30, 2025 for Irwin business no longer in place as of the closing date (Costco US) as well as removal of CBD revenue due to the Company’s decision to exit the CBD business, fair value adjustment to inventory acquired,  transaction-related costs related to the acquisition of Irwin moved from the three and six months ended June 30, 2025 to 2024, removal of the interest costs from the Company’s debt prior to the closing of the acquisition, and interest on borrowings made by the Company based on the projected balance of the Irwin Term Loan and revolving line of credit for the respective periods in this pro forma presentation.

	Three months ended June 30, 2025	Six months ended June 30, 2025

Revenue	$31,363	$63,278
Net income	$2,430	$5,027
Diluted net income per share	$0.24	$0.51

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

Irwin revenue for the three and six months ended June 30, 2026 was $14,135 and $26,984, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Cost of goods sold	$16,738	$9,223	$32,546	$18,285

Employee compensation and benefits	3,017	1,494	6,210	3,031
Advertising and marketing	1,449	1,191	2,694	2,244
Operating expense	1,990	1,005	4,008	1,999
Merger and acquisition related	-	696	-	1,028
Total operating expense	$6,456	$4,386	$12,912	$8,302

Interest and other expense	$671	$140	$1,385	$379

The following table summarizes sales to customers by geographic regions:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$25,092	$15,484	$49,228	$30,816
Rest of world	1,457	643	2,646	1,247
Total revenue	$26,549	$16,127	$51,874	$32,063

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

The fair value of the swap was an asset of $210 at June 30, 2026 and is presented as a derivative asset on the Condensed Consolidated Balance Sheet. At December 31, 2025, the fair value of the swap was a liability of $26 and was presented as a derivative liability on the Company’s Consolidated Balance Sheet. For the six months ended June 30, 2026, the effective portion of changes in fair value of the interest-rate swap increased Other Comprehensive Income by $184. For the year ended December 31, 2025, the effective portion of changes in fair value of the interest-rate swap decreased Other Comprehensive Income by $26. The swap is measured under fair value guidance using Level 2 inputs. No hedge ineffectiveness was recognized during the six months ended June 30, 2026 or year ended December 31, 2025.

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

The Company distributes the NDS Products principally through franchised General Nutrition Centers, Inc. (“GNC”) stores located both domestically and internationally. The iSatori Products are sold through retail locations, which include specialty and mass market retailers, as well as online directly to the end consumer. The Company distributes the MRC Products primarily online through e-commerce platforms, such as Amazon.com (“Amazon”), directly to the end consumer. MusclePharm’s products are sold to both wholesale customers as well as online through various e-commerce platforms directly to the end consumer. Irwin Products are sold principally through wholesale channels in mass market and health food store segments, but also online directly to the end consumer.

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

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

	Three months ended
	June 30, 2026	June 30, 2025	Change ($)	Change (%)
	(Unaudited)
Revenue	$26,549	$16,127	$10,422	65%
Cost of goods sold	16,738	9,223	7,515	81%
Gross profit	9,811	6,904	2,907	42%
Gross margin	37.0%	42.8%		(5.8)%
Advertising and marketing	1,449	1,191	258	22%
Selling. general and administrative (“SG&A”)	4,755	2,485	2,270	91%
Merger and acquisition related	-	696	(696)	(100)%
Depreciation and amortization	252	14	238	n/m
Total operating expense	6,456	4,386	2,070	47%
Operating income	3,355	2,518	837	33%
Other expense (income), net	671	140	531	379%
Provision for income tax	734	631	103	16%
Net income	$1,950	$1,747	$203	12%

Revenue.  Revenue for the three months ended June 30, 2026 increased 65% to $26,549 compared to $16,127 for the three months ended June 30, 2025. The increase in revenue for the three months ended June 30, 2026 compared to the prior period is primarily due to the acquisition of Irwin, partially offset by declining revenue from Legacy FitLife, as discussed below. The Irwin assets were acquired on August 8, 2025.

Legacy FitLife revenue for the three months ended June 30, 2026 was $12,414, a 23% decrease compared to the previous year, driven by a 19% decline in online revenue primarily attributable to MRC as well as a 31% decrease in wholesale revenue attributable to lower sales to certain retail partners, primarily GNC.

Wholesale revenue during the quarter ended June 30, 2026 was approximately 55% of net revenue, compared to 45% for online channels. Wholesale revenue during the quarter ended June 30, 2025 was 34% of net revenue compared to 66% for online channels during the same period. The decline in the percentage of revenue coming from online sales is primarily due to the acquisition of Irwin, which had minimal online revenue at the time of the acquisition.

Sales to customers in the U.S. were approximately 95% and 96% during the quarters ended June 30, 2026 and 2025, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2026 increased to $16,738 as compared to $9,223 for the three months ended June 30, 2025. This 81% increase is primarily due to the increase in revenue from the acquisition of Irwin.

Gross Profit.  Gross profit for the three months ended June 30, 2026 increased to $9,811 as compared to $6,904 for the three months ended June 30, 2025. This 42% increase in gross profit is principally attributable to the acquisition of Irwin, partially offset by lower gross profit from Legacy FitLife.

Gross Margin. Gross margin for the three months ended June 30, 2026 decreased to 37.0% from 42.8% for the comparable prior period. The decrease in gross margin is primarily attributable to the acquisition of Irwin, which historically generated a lower gross margin than FitLife.

Advertising and Marketing. Advertising and marketing expense for the three months ended June 30, 2026 increased to $1,449 as compared to $1,191 for the same period of the prior year. The 22% increase is primarily the result of advertising and marketing expense attributable to Irwin, partially offset by lower advertising and marketing expense attributable to Legacy FitLife.

SG&A. SG&A expense for the three months ended June 30, 2026 increased 91% to $4,755 as compared to $2,485 for the three months ended June 30, 2025. The 91% increase in SG&A is primarily due to the acquisition of Irwin.

Merger and Acquisition Related. Merger and acquisition related expense decreased by $696 during the quarter ended June 30, 2026 compared to $696 for the same period in 2025, driven by non-recurring transaction costs related to the Irwin acquisition during 2025.

Net Income.  We generated net income of $1,950 for the three months ended June 30, 2026 as compared to net income of $1,747 for the three months ended June 30, 2025. The increase in net income for the three months ended June 30, 2026 compared to the same period in 2025 was primarily attributable to the acquisition of Irwin, partially offset by lower gross profit attributable to Legacy FitLife.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

	Six months ended
	June 30, 2026	June 30, 2025	Change ($)	Change (%)
	(Unaudited)
Revenue	$51,874	$32,063	$19,811	62%
Cost of goods sold	32,546	18,285	14,261	78%
Gross profit	19,328	13,778	5,550	40%
Gross margin	37.3%	43.0%		(5.7)%
Advertising and marketing	2,694	2,244	450	20%
Selling. general and administrative (“SG&A”)	9,718	4,997	4,721	94%
Merger and acquisition related	-	1,028	(1,028)	(100)%
Depreciation and amortization	500	33	467	n/m
Total operating expense	12,912	8,302	4,610	56%
Operating income	6,416	5,476	940	17%
Other expense (income), net	1,385	379	1,006	265%
Provision for income tax	1,361	1,332	29	2%
Net income	$3,670	$3,765	$(95)	(3)%

Revenue.  Revenue for the six months ended June 30, 2026 increased 62% to $51,874 compared to $32,063 for the six months ended June 30, 2025. The increase in revenue for the six months ended June 30, 2026 compared to the prior period is primarily due to the acquisition of Irwin, partially offset by declining revenue from Legacy FitLife, as discussed below. The Irwin assets were acquired on August 8, 2025.

Legacy FitLife revenue for the six months ended June 30, 2026 was $24,890, a 22% decrease compared to the previous year, driven by an 18% decline in online revenue primarily attributable to MRC as well as a 30% decrease in wholesale revenue attributable to lower sales to certain retail partners, primarily GNC.

Wholesale revenue during the six months ended June 30, 2026 was approximately 55% of net revenue, compared to 45% for online channels for the same period in 2026.  Wholesale revenue during the six months ended June 30, 2025 was 34% of net revenue compared to 66% for online channels during the same period. The decline in the percentage of revenue coming from online sales is primarily due to the acquisition of Irwin, which had minimal online revenue at the time of the acquisition.

Sales to customers in the U.S. were approximately 95% and 96% during the six months ended June 30, 2026 and 2025, respectively, with the balance of sales to customers primarily in Canada.

Cost of Goods Sold.  Cost of goods sold for the six months ended June 30, 2026 increased to $32,546 as compared to $18,285 for the six months ended June 30, 2025. This 78% increase is primarily due to the increase in revenue from the acquisition of Irwin.

Gross Profit.  Gross profit for the six months ended June 30, 2026 increased to $19,328 as compared to $13,778 for the six months ended June 30, 2025. This 40% increase in gross profit is principally attributable to the acquisition of Irwin, partially offset by lower gross profit from Legacy FitLife.

Gross Margin. Gross margin for the six months ended June 30, 2026 decreased to 37.3% from 43.0% for the comparable prior period. The decrease in gross margin is primarily attributable to the acquisition of Irwin, which historically generated a lower gross margin than FitLife.

Advertising and Marketing. Advertising and marketing expense for the six months ended June 30, 2026 increased to $2,694 as compared to $2,244 for the same period of the prior year. The 20% increase is primarily the result of advertising and marketing expense attributable to Irwin, partially offset by lower advertising and marketing expense attributable to Legacy FitLife.

SG&A. SG&A expense for the six months ended June 30, 2026 increased 94% to $9,718 as compared to $4,997 for the six months ended June 30, 2025. The increase in SG&A is primarily due to the acquisition of Irwin.

Merger and Acquisition Related. Merger and acquisition related expense decreased by $1,028 during the six months ended June 30, 2026 compared to $1,028 for the same period in 2025, driven by non-recurring transaction costs related to the Irwin acquisition during 2025.

Net Income.  We generated net income of $3,670 for the six months ended June 30, 2026 as compared to net income of $3,765 for the six months ended June 30, 2025. Net income for the six months ended June 30, 2026 compared to the same period in 2025 declined by 3%, with the acquisition of Irwin being offset by lower gross profit attributable to Legacy FitLife.

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

Legacy FitLife
(Unaudited)	2025			2026
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	$5,696	$6,686	$4,238	$3,798	$3,913
Online revenue	10,431	9,978	9,028	8,678	8,501
Total revenue	16,127	16,664	13,266	12,476	12,414
Gross profit	6,904	6,542	5,395	5,143	5,177
Gross margin	42.8%	39.3%	40.7%	41.2%	41.7%
Advertising and marketing	1,191	1,285	1,077	887	941
Contribution	$5,713	$5,257	$4,318	$4,256	$4,236
Contribution as a % of revenue	35.4%	31.5%	32.5%	34.1%	34.1%

For the second quarter of 2026, revenue for Legacy FitLife (which includes MusclePharm and MRC) declined 23% compared to the same period last year due to declines in both online and wholesale revenue.

Online revenue decreased by 19% compared to the second quarter of last year, primarily driven by lower online sales from MRC. Wholesale revenue decreased 31% compared to the second quarter of last year attributable to lower sales to certain retail partners, primarily GNC.

Gross margin for Legacy FitLife decreased to 41.7% during the second quarter of 2026, compared to 42.8% during the second quarter of last year. Contribution as a percentage of revenue decreased to 34.1% compared to 35.4% during the second quarter of last year.

Irwin Naturals
(Unaudited)	2025		2026
	Q3	Q4	Q1	Q2
Wholesale revenue	$6,510	$11,216	$10,295	$10,695
Online revenue	311	1,428	2,554	3,440
Total revenue	6,821	12,644	12,849	14,135
Gross profit	2,194	3,544	4,374	4,634
Gross margin	32.2%	28.0%	34.0%	32.8%
Advertising and marketing	72	182	358	508
Contribution	$2,122	$3,362	$4,016	$4,126
Contribution as a % of revenue	31.1%	26.6%	31.3%	29.2%

During the second quarter of 2026, Irwin generated 76% of its revenue from the wholesale channel and 24% from online sales.

Online revenue during the second quarter of 2026 represents transactions through Irwin’s websites as well as through Amazon and other e-commerce platforms.  The Company began selling Irwin products on Amazon in mid-October of 2025, and sales have continued to increase since launch in October to an annual revenue run rate of approximately $11 million by the end of the second quarter of 2026.

Total revenue for Irwin increased 10% sequentially in the second quarter of 2026 compared to the first quarter of 2026, primarily due to continued online revenue growth. Irwin generated gross margin of 32.8% and contribution as a percentage of revenue of 29.2% during the second quarter of 2026.

FitLife Consolidated
(Unaudited)	2025			2026
	Q2	Q3	Q4	Q1	Q2
Wholesale revenue	$5,696	$13,196	$15,454	$14,093	$14,608
Online revenue	10,431	10,289	10,456	11,232	11,941
Total revenue	16,127	23,485	25,910	25,325	26,549
Gross profit	6,904	8,736	8,939	9,517	9,811
Gross margin	42.8%	37.2%	34.5%	37.6%	37.0%
Advertising and marketing	1,191	1,357	1,259	1,245	1,449
Contribution	$5,713	$7,379	$7,680	$8,272	$8,362
Contribution as a % of revenue	35.4%	31.4%	29.6%	32.7%	31.5%

For the second quarter of 2026 for the Company overall, revenue increased 65%, gross profit increased 42%, and contribution increased 46% compared to the second quarter of 2025.

Gross margin decreased to 37.0% during the second quarter of 2026 compared to 42.8% during the second quarter of last year, with the decline in gross margin primarily attributable to the acquisition of Irwin, which historically operated at a lower gross margin than Legacy FitLife.

Contribution as a percentage of revenue for the second quarter of 2026 decreased to 31.5% compared to 35.4% during the second quarter of last year.

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$1,950	$1,747	$3,670	$3,765
Interest expense, net	679	175	1,414	393
Foreign exchange gain	(8)	(35)	(29)	(14)
Provision for income taxes	734	631	1,361	1,332
Depreciation and amortization	252	14	500	33
EBITDA	3,607	2,532	6,916	5,509
Non-cash and non-recurring adjustments
Stock-based compensation	58	99	75	206
Merger and acquisition related	-	696	-	1,028
Adjusted EBITDA	$3,665	$3,327	$6,991	$6,743

Liquidity and Capital Resources

As of June 30, 2026, the Company had positive working capital of $9,637, compared to $11,459 at December 31, 2025. Our principal sources of liquidity at June 30, 2026 consisted of $1,089 of cash and $6,977 of accounts receivable. The decrease in working capital is principally attributable to lower accounts receivable balances as of June 30, 2026 as compared to December 31, 2025.

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

Pursuant to the Credit Agreement, the Irwin Term Loan accrues interest at a per annum rate equal to 2.50% to 3.00%, based on leverage, above the secured overnight financing rate published by the Federal Reserve Bank of New York for the applicable selected interest period of one, three or six months (“Term SOFR Rate”, the Term SOFR Rate together with the aforementioned margin, the “Applicable Rate”). The Company shall make payments of accrued interest on the Irwin Term Loan at the end of each interest period and shall make payments on March 31, June 30, September 30 and December 31, of each calendar year. The Company began making quarterly payments of principal plus accrued interest on the Irwin Term Loan on December 31, 2025. Principal payments of $1,523 will be made quarterly through September 30, 2027, and each quarterly payment thereafter will be $2,031, in each case plus accrued interest. All remaining principal and accrued interest on the Irwin Term Loan will be due and payable in full on August 8, 2030.

Outstanding advances under the Credit Line (“Advances”) will accrue interest at the Applicable Rate, and the Company shall make payments of accrued interest on Advances at the end of each interest period and on the repayment of any Advance, with all remaining principal and accrued interest on the Advances being due and payable in full on August 8, 2028.

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

As of June 30, 2026, the borrowings outstanding on the Irwin Term Loan and the Credit Line were $36,055 and $2,000, respectively, and $8,000 was available to borrow on the Credit Line.

The Company has historically financed its operations primarily through cash flow from operations and equity and debt financings. The Company currently anticipates that cash derived from operations and existing cash reserves, along with available borrowings under the Line of Credit, will be sufficient to provide for the Company’s liquidity for the next twelve months. The Company’s material cash requirements over this period consist primarily of scheduled principal and interest payments under the Credit Agreement and working capital needs.

Cash Provided by Operating Activities. Cash provided by operating activities for the six months ended June 30, 2026 was $6,119 compared to cash provided by operating activities of $3,523 for the six months ended June 30, 2025. The increase in cash provided by operating activities was primarily due to working capital fluctuations compared to the same period of 2025.

Cash Used in Investing Activities. Cash used in investing activities for the six months ended June 30, 2026 and 2025 was $0 and $5,029, respectively. The decrease in cash used in investing activities was primarily due to the deposit towards the Irwin acquisition that occurred during the six months ended June 30, 2025.

Cash Used in Financing Activities. Cash used in financing activities for the six months ended June 30, 2026 was $6,647 compared to $1,568 during the six months ended June 30, 2025. The increase in cash used in financing activities was primarily due to higher repayment of debt.

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

Management concluded that a triggering event did not occur during the three months ended June 30, 2026. We will continue to review for impairment indicators as necessary in future periods.

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

Wholesale revenue during the quarter ended June 30, 2026 was approximately 55% of net revenue, compared to 45% for online channels for the same period. Wholesale revenue during the quarter ended June 30, 2025 was approximately 34% of net revenue, compared to 66% for online channels during the same period in 2025.

Wholesale revenue during the six months ended June 30, 2026 and 2025 was approximately 55% and 34% of net revenue, respectively, compared to 45% and 66% for online channels for the same periods.

Sales to customers in the U.S. were approximately 95% and 96% during the three and six months ended June 30, 2026 and 2025, respectively, with the balance of sales for the same respective periods being to customers primarily in Canada.

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

Foreign Currency

The Company has not entered into any foreign currency hedging transactions during the three months ended June 30, 2026 or years ended December 31, 2025 or 2024.

Interest Rates

Our exposure to risk for changes in interest rates relates primarily to borrowings under the Credit Agreement (which includes the Irwin Term Loan as well as our Credit Line), and our investments in short-term financial instruments. As of June 30, 2026 the Company had $36,055 outstanding on the Irwin Term Loan (of which $17,750 was swapped for a fixed rate, thereby eliminating interest rate variability on that portion of the loan) and $2,000 outstanding under its Credit Line.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2026 was completed. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.

Changes in Internal Control Over Financial Reporting

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our comprehensive Annual Report on Form 10-K for our fiscal year ended December 31, 2025, filed with the SEC on June 30, 2026. Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2025.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended June 30, 2026.

ITEM 5. OTHER INFORMATION

In the three months ended June 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Registrant	FitLife Brands, Inc.

Date: August 13, 2026	By:	/s/ Dayton Judd
Dayton Judd
Chief Executive Officer and Chair (Principal Executive Officer)

Registrant	FitLife Brands, Inc.

Date: August 13, 2026	By:	/s/ Jakob York
Jakob York
Chief Financial Officer (Principal Financial Officer)